Form 10-Q
period 1994-12-31
EAGLE BANCSHARES INC
filed 1995-02-14
CIK 783604

                         EAGLE BANCSHARES, INC.
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - - ---  ACT OF 1934  For the quarterly period ended December 31, 1994
                                                 -----------------

                                    OR

- - - --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...............  to............
Commission file number  0-14379
                        -------

                            EAGLE BANCSHARES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                     58-1640222
             ------------------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.)

            4305 Lynburn Drive, Tucker, Georgia           30084-4441
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                               (404) 908-6690
                               --------------
              (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
         (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED
                      IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ______   No ______   NOT APPLICABLE
                             APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at January 31, 1995
       ---------                       -------------------------------
Common Stock, $1.00 Par Value                 1,542,600 shares
                       Index of Exhibit on Page 14

                 EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                              FORM 10-Q
                 FOR THE QUARTER ENDED DECEMBER 31, 1994

                           TABLE OF CONTENTS

                                                                   Page
                                                                 Number

PART I.  Financial Information

  Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
          December 31, 1994 and March 31, 1994                      3

          Consolidated Statements of Operations-
          Three and Nine Months ended December 31, 1994 and 1993    4

          Consolidated Statements of Cash Flows -
          Nine months ended December 31, 1994 and 1993              5

          Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       8

PART II.  Other Information

          Item 1.  Legal Proceedings                                12

          Item 2.  Changes in Securities                            12

          Item 3.  Defaults upon Senior Securities                  12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                          12

          Item 5.  Other Information                                12

          Item 6.  Exhibits and Reports on Form 8-K                 12

          Signatures                                                13

          Index of Exhibits                                         14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)
(in thousands except per share data)
                                                                 December 31,     March 31,
                                                                     1994           1994
Assets:
Cash and amounts due from banks                                    $  6,349       $  6,194
Interest-bearing deposits                                             4,195          1,664
Loans receivable held for sale                                       11,953         23,641
Investment securities available for sale                             20,932         20,883
Investment securities held to maturity                               54,704         34,683
Loans receivable, net                                               300,649        219,726
Stock in Federal Home Loan Bank, at cost                              5,010          3,341
Premises and equipment                                                8,113          6,417
Real estate held for development and sale                             3,395              -
Real estate acquired in settlement of loans, net                        387            671
Accrued interest receivable                                           2,875          1,721
Other assets                                                          2,685          1,444
- - - ------------------------------------------------------------------------------------------
  Total Assets                                                     $421,247        320,385
- - - ------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                           $274,473        244,297
Advance payments by borrowers for
 property taxes and insurance                                         1,485            954
Federal Home Loan Bank advances                                     102,144         30,750
Deferred income taxes                                                   420            420
Drafts outstanding                                                    6,476          9,158
Accrued expenses and other liabilities                                3,832          3,974
- - - ------------------------------------------------------------------------------------------
  Total liabilities                                                 388,830        289,553
- - - ------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, $1.00 par value.
 Authorized 10,000,000 shares;
  1,682,500 issued                                                    1,682          1,662
Additional paid-in capital                                            8,116          7,763
Retained earnings, substantially restricted                          24,445         22,420
Net unrealized gain on investment
 securities available for sale                                         (390)           387
Employee Stock Ownership Plan (ESOP) debt                               (29)          (141)
Unamortized restricted stock                                           (331)          (183)
Treasury stock, 150,900 shares at cost                               (1,076)        (1,076)
- - - ------------------------------------------------------------------------------------------
  Total stockholders' equity                                         32,417         30,832
- - - ------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                         $421,247       $320,385
- - - ------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(Unaudited)                                                              Three Months Ended      Nine Months Ended
(in thousands except per share data)                                         December 31,            December 31,
                                                                          1994        1993        1994        1993
- - - --------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest on loans                                                       $6,975     $6,126      $18,668    $16,663
   Interest on mortgage-backed securities                                     465        693        1,459      2,603
   Interest on investment securities and other interest earning assets        945        543        2,965      1,859
- - - --------------------------------------------------------------------------------------------------------------------
       Total interest income                                                8,385      7,362       23,092     21,125
- - - --------------------------------------------------------------------------------------------------------------------

Interest expense:
   Interest on deposits                                                     2,972      2,512        8,402      7,591
   Interest on borrowings                                                   1,107        647        2,274      2,090
- - - --------------------------------------------------------------------------------------------------------------------
       Total interest expense                                               4,079      3,159       10,676      9,681
- - - --------------------------------------------------------------------------------------------------------------------

   Net interest income                                                      4,306      4,203       12,416     11,444
Provision for loan losses                                                     176        360          547        836
- - - --------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                      4,130      3,843       11,869     10,608
- - - --------------------------------------------------------------------------------------------------------------------

Other income:
   Mortgage production fees                                                   623      1,900        2,543      4,913
   Gain on sale of loans                                                      131          8          737        188
   Gain on sale of mortgage-backed securities                                   -        545           14        959
   Service charges                                                            154        121          446        342
   Miscellaneous                                                              421        976        1,205      1,370
- - - --------------------------------------------------------------------------------------------------------------------
       Total other income                                                   1,329      3,550        4,945      7,772
- - - --------------------------------------------------------------------------------------------------------------------

Other expenses:
   Salaries and employee benefits                                           2,282      2,508        7,191      6,796
   Net occupancy expense                                                      506        429        1,402      1,201
   Provision for losses on  real estate owned                                   -         30           10        107
   Federal insurance premium                                                  151        139          447        378
   Data processing                                                            201        164          593        464
   Miscellaneous                                                              730      1,034        2,227      2,449
- - - --------------------------------------------------------------------------------------------------------------------
       Total other expenses                                                 3,870      4,304       11,870     11,395
- - - --------------------------------------------------------------------------------------------------------------------

   Income before income taxes and cumulative effect of change
          in accounting principle                                           1,589      3,089        4,944      6,985
Income tax expense                                                            585      1,162        1,862      2,610
- - - --------------------------------------------------------------------------------------------------------------------

   Income before cumulative effect of change in accounting
          principle                                                         1,004      1,927        3,082      4,375
- - - --------------------------------------------------------------------------------------------------------------------

   Extraordinary item - early extinguishment of debt,
          net of income tax benefit                                             -       (427)           -       (427)
   Cumulative effect of change in accounting for income taxes                   -          -            -        320
       Net income                                                          $1,004     $1,500      $ 3,082    $ 4,268
- - - --------------------------------------------------------------------------------------------------------------------

Primary and fully diluted earnings per share:
   Income before cumulative effect of change in accounting
          principle                                                          $.65      $1.25        $1.99      $2.87
   Extraordinary item-early extinguishment of
          debt, net of income tax benefit                                       -       (.27)           -       (.28)
   Cumulative effect of change in accounting method                             -          -            -        .21
- - - --------------------------------------------------------------------------------------------------------------------

Net income                                                                   $.65       $.98        $1.99      $2.80
- - - --------------------------------------------------------------------------------------------------------------------
Dividends per share                                                          $.24       $.17         $.69       $.42
- - - --------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

Nine Months ended December 31,                                            1994       1993
- - - ----------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net income                                                      $   3,082      4,268
Adjustments to reconcile net income to net cash used
 in operating activities:
      Depreciation, amortization and accretion                              727        486
      Provision for loan losses                                             547        836
      Provision for losses on real estate owned                              10        107
      Loss (gain) on sale of real estate                                     (7)        43
      Gain on sale of loans                                                (737)      (188)
      Gain on sale of mortgage-backed securities                            (14)      (959)
      Amortization of restricted stock award                                189          -
      Cumulative effect of a change in accounting                             -       (320)
      Deferred income tax expense (benefit)                                   -       (235)
      FHLB stock dividends                                                    -       (138)
      Amortization of deferred loan fees                                 (1,378)    (1,153)
      Proceeds from sale of loans held for sale                         240,352    378,006
      Originations of loans held for sale                              (228,664)  (411,114)
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable               (1,154)       165
        Decrease (increase) in other assets                              (1,534)      (534)
        Increase (decrease) in drafts outstanding                        (2,682)       660
        Increase (decrease) in accrued expense and other liabilities        334        883

- - - ----------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities       $   9,071    (29,187)
- - - ----------------------------------------------------------------------------------------------


 Cash flows from investing activities:
      Purchase of investment securities available for sale               (9,112)         -
      Proceeds from sale of investment securities available for sale      5,123     14,565
      Purchases of investment securities held to maturity               (27,139)         -
      Principle payments received on investments available for sale       2,701     10,056
      Principle payments received on investments held to maturity         1,220      1,808
      Proceeds from maturities of investment securities
        held to maturity                                                  5,999      3,897
      Loan originations, net of repayments                              (92,453)    (1,621)
      Purchases of loans receivable                                      (2,268)      (749)
      Proceeds from the sale of loans receivable                         14,988          -
      Proceeds from sale of real estate acquired in settlement
        of loans                                                            516      4,789
      Purchases of FHLB stock                                            (2,270)         -
      Redemption of FHLB stock                                              601
      Additions to real estate held for development and sale             (3,395)         -
      Purchase of premises and equipment                                 (2,135)     1,686
- - - ----------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities             $(107,624)    31,059
- - - ----------------------------------------------------------------------------------------------


EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued


(Unaudited)
(in thousands)


Nine Months ended December 31,                              1994        1993
- - - -----------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in time deposits                             25,989       6,808
  Net change in demand deposit accounts                    4,187       5,539
  Repayment of other borrowings                         (119,858)   (122,877)
  Proceeds from other borrowings                         191,252     115,877
  Dividends paid                                          (1,010)       (623)
  Principal reduction of ESOP debt                           112          71
  Proceeds from exercise of stock options                     36          73
  Increase (decrease) in advance payments from
    borrowers for property taxes and insurance               531        (213)
- - - -----------------------------------------------------------------------------
    Net cash (used in) provided by financing
     activities                                          101,239       4,655
- - - -----------------------------------------------------------------------------
    Net (decrease) increase in cash and
     cash equivalents                                      2,686       6,527
Cash and cash equivalents at beginning of year             7,858       7,308
- - - -----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $  10,544      13,835
- - - -----------------------------------------------------------------------------




- - - -----------------------------------------------------------------------------
Supplemental disclosure of cash paid during period for:     1994        1993
- - - -----------------------------------------------------------------------------
 Interest                                              $  10,458   $   9,732
- - - -----------------------------------------------------------------------------
Income taxes                                           $   2,148   $   1,672
- - - -----------------------------------------------------------------------------
Supplemental schedule of noncash investing and
 financing activities:
- - - -----------------------------------------------------------------------------
Acquisition of real estate in settlement of loans      $     235   $   4,013
- - - -----------------------------------------------------------------------------
Loans made to finance real estate                      $     575   $   2,725
- - - -----------------------------------------------------------------------------
Dividends declared not paid                            $     368   $     255
- - - -----------------------------------------------------------------------------
Restricted stock award                                 $     337   $     293
- - - -----------------------------------------------------------------------------
Net unrealized loss on investment securities
 available for sale                                    $    (390)         --
- - - -----------------------------------------------------------------------------




See accompanying notes to consolidated financial statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Consolidated Financial Statements
December 31, 1994

A.  Basis of Presentation:
- - - --------------------------

The accompanying Unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1994, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month period ended December 31, 1994, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1995.

B.  Reclassification of Prior Period Amounts:
- - - ---------------------------------------------

Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

C.   Statement of Financial Accounting Standards No. 115:
- - - ---------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") as of March 31, 1994. In conjunction with the adoption of SFAS No. 115, the Company classified all investments in equity securities and certain mortgage-backed securities as available for sale. Pursuant to SFAS No. 115, the Company has presented such investments and mortgage-backed securities at estimated fair value with the unrealized gains or (losses)on such securities, net of income taxes, disclosed as a separate component of shareholders' equity. Investments and mortgage-backed securities available for sale are summarized as follows:


                                             Gross         Gross      Estimated
March 31, 1994                Amortized    unrealized    unrealized     market
(dollars in thousands)          Cost         gains         losses       value
- - - --------------------------------------------------------------------------------
Mortgage-backed securities       $17,287           624           --      $17,911
Equity securities -
 preferred stock                 $ 2,972            --           --      $ 2,972
- - - --------------------------------------------------------------------------------
Total                            $20,259           624           --      $20,883
- - - --------------------------------------------------------------------------------
                                             Gross         Gross      Estimated
December 31, 1994             Amortized    unrealized    unrealized     market
(dollars in thousands)          Cost         gains         losses       value
- - - --------------------------------------------------------------------------------
Mortgage-backed securities       $14,586            --         (119)     $14,467
Equity securities -              $ 6,975            --         (510)     $ 6,465
 preferred stock
- - - --------------------------------------------------------------------------------
Total                            $21,561            --         (629)     $20,932
- - - --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - - -------------------------------

The Company's Asset and Liability Committee manages liquidity to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals and other Company needs. Traditional sources of liquidity include deposits, FHLB advances and payments on loans. Savings deposits are highly dependent upon market and other conditions largely outside the Company's control; while loan principal repayments are a relatively stable source of funds. Under current regulations, the Association is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Association has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At December 31, 1994, the Association's liquidity ratio was 7%.

At December 31, 1994, the Company had total assets of $421,247,000 versus $320,385,000 at March 31, 1994. This 31% increase is primarily attributable to the addition of permanent adjustable rate residential mortgages to the Association's portfolio. During the same period Tucker Federal increased deposits 12% from $244,297,000 at March 31, 1994 to $274,473,000 at December 31,
1994. The Association purchased $22 million of insured deposits from the Resolution Trust Corporation in April 1994. This provided the primary funding for the purchase of approximately $31.3 million of investment securities. Deposits are retained and attracted by pricing rates competitively in the Association's market area. In addition, the Association increased Federal Home Loan Bank advances from $30,750,000 at March 31, 1994 to $102,144,000 at December 31, 1994.

The Company through its Prime Lending division and Atlanta Mortgage Services originate first mortgage loans which are sold to investors. During the nine month period, Atlanta Mortgage Services and Prime Lending originated approximately $300,000,000 of first mortgage loans $240,000,000 of first mortgage loans were sold to investors and the balance were retained in the Company's portfolio. The Company originated $378,000,000 for the same period last year end sold substantially all to investors. Outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, decreased to approximately $15.2 million at December 31, 1994 from $17.9 million at March 31, 1994.

In addition, the Company entered into a joint venture to develop residential real estate in Forsyth County, Georgia. The residential development consists of 92 lots and is carried on the statement of condition as real estate held for development and sale.

Regulatory Capital
- - - ------------------

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) of 1989 established minimum capital requirements for thrift institutions. FIRREA requires savings and loan associations to have core capital of at least 3% of total assets and tangible capital of at least 1.5% of total assets. Additionally, institutions are required to meet a risk-based capital requirement consisting of 8% of the value of risk weighted assets. The Association's regulatory capital exceeds each of the above mentioned capital requirements. Management anticipates that the Association will continue to meet the capital
requirements as well.   At December 31, 1994 the Association's regulatory
capital and the required minimum amount according to FIRREA are summarized as follows:

                           Regulatory     Required     Excess
                            Capital       Capital      Capital
Tangible Capital              $29,392      $ 6,267     $23,125
Core Capital                  $29,392      $12,535     $16,857
Risk-based Capital            $32,644      $24,358     $ 8,286


Results of Operations
- - - ---------------------

Net income for the three and nine months ended December 31, 1994 was $1,004,000 and $3,082,000 compared to $1,500,000 and $4,268,000 for the same periods ended December 31, 1993. Net income for the three months ended December 31, 1993 was $1,927,000 before the effect of a $427,000 extraordinary charge for the early extinguishment of $7,500,000 of 8.45% Federal Home Loan Bank advances. Net income for the nine months ended December 31, 1993 before the cumulative effect of the extraordinary charge for debt extinguishment and a change in accounting of $320,000 was $4,375,000 compared to $3,082,000 for the same period ended December 31, 1994. The decline in net income is attributable to lower mortgage production fees caused by narrower origination margins as well as a decrease in permanent first mortgage loan originations held for sale and therefore. The decline in net income was somewhat mitigated by an increase in the net interest margin and growth in the Company's loan portfolio.

There were certain significant transactions which occurred during the quarter ended December 31, 1993, which effected the income of the Company. Among these were the payoff of two loans originated in April 1993 with principal balances of approximately $3,200,000. These loans had fees deferred in accordance with Statement of Financial Accounting Standard No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" of approximately $700,000 which were amortized as interest income during that quarter. In addition, the sale of approximately $7,965,000 of GNMA mortgage-backed securities from the held for sale portfolio produced a gain of $545,000. Finally, the early extinguishment of $7,500,000 of 8.45% Federal Home Loan Bank advances is reflected as an extraordinary item in the financial statements. The prepayment penalty net of state and federal income taxes was $427,000. The elimination of those one time items would have resulted in net income after tax of approximately $1,150,000 compared to the $1,500,000 actually recognized.

A major factor influencing the profitability of the Association is the difference between the interest earned on assets and the interest paid on liabilities. This is referred to as the "net interest spread". The Company's net interest spread changes due to the repricing of assets and liabilities at different times in the economic cycle.

The Company's net interest spread improved 4 basis points to 4.46% for the period ended December 31, 1994 from 4.42% for the period ended December 31, 1993. As discussed above, the repayment of two large loans caused the Company to recognize fees which had been deferred, as interest income thereby increasing the Company's yield for the period ended December 31, 1993. Additionally, the early repayment of the advance in the prior year, which was at a rate of 8.45%, enabled the Company to reduce the cost of funds at the close of the quarter.

The improving trend in the Association's net interest spread is explained by management's ability to increase the Association's percentage of shorter term higher yielding loans and investments. However, in a rising rate environment, the weighted average cost of funds could increase, and depending upon the duration of the Association's assets, the yield earned may not rise as quickly. Although management has shortened the maturity of its assets, a continued improvement in the net interest spread can not be assured. The following table summarizes the net interest spread for the periods indicated.

                                                             Nine Month Period
                                                                   Ended
                                                                December 31,
                                                                1994   1993
                                                             -----------------
Weighted average yield on all interest earning assets           8.92%  8.88%
Weighted average cost of all interest bearing liabilities       4.46%  4.46%
- - - ------------------------------------------------------------------------------
Net interest spread                                             4.46%  4.42%
- - - ------------------------------------------------------------------------------

The Association set aside $176,000 of additional reserves for possible loan losses during the quarter ended December 31, 1994 and $547,000 for the nine month period ended December 31, 1994. The Association set aside $360,000 and
$836,000 for the quarter and nine months ending December 31, 1993.   Loan loss
reserves totaled $3,253,000 at December 31, 1994 and $3,349,000 at March 31, 1994. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Association's loan portfolio.

At December 31, 1994 the Association had total problem assets of $1,515,000 compared to problem assets at March 31, 1994 of $1,458,000. The increase is primarily attributable to classification of $697,000 of potential problem loans. The following table summarizes problem assets for the periods indicated.

Non-Accrual Loans & Real Estate Owned


                                     December     March       March     March      March
(dollars in thousands)               31, 1994    31, 1994   31, 1993   31, 1992   31, 1991
- - - ------------------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate               $   431         780      2,057      1,051        377
Commercial real estate                      -           -          -          -      1,224
Consumer                                    -           7          -         87          -
- - - ------------------------------------------------------------------------------------------
Total                                 $   431         787      2,057      1,138      1,601
- - - ------------------------------------------------------------------------------------------
Potential  problem loans                  697           -      2,165          -      2,063
Loans contractually delinquent
 90 days & still accruing                   -           -          -          -          -
Troubled debt restructurings                -           -          -          -          -
- - - ------------------------------------------------------------------------------------------
Total problem loans                   $ 1,128         787      4,222      1,138      3,664
- - - ------------------------------------------------------------------------------------------
Real estate owned, net                $   387         671      2,137      3,696      3,486
- - - ------------------------------------------------------------------------------------------
Total problem assets                  $ 1,515       1,458      6,359      4,834      7,150
- - - ------------------------------------------------------------------------------------------
Total problem assets/
        Total assets                      .36%        .46%      1.98%      1.60%      2.55%
- - - ------------------------------------------------------------------------------------------
Loan loss reserve/
        Total problem assets           214.72%     229.70%     38.06%     18.45%     10.67%
- - - ------------------------------------------------------------------------------------------

For the three months ending December 31, 1994, other income was $1,329,000 versus $3,550,000 for the same period last year. The decline was explained by a $1,277,000 decrease in mortgage production fees and a $545,000 gain on sale of mortgage backed securities recorded during the three months ending December 31, 1993. Other income decreased 36.4% for the nine months ended December 31, 1994 to $4,945,000 compared to $7,772,000 for the same period ended December 31, 1993. Other income decreased because of lower loan originations as a result of higher interest rates. Other expenses decreased from $4,304,000 for the quarter ending December 31, 1993 to $3,870,000 for the comparable quarter in 1994. This decrease is attributable to lower salaries and employee benefits and lower miscellaneous expenses. Other expenses increased 4.2% for the nine month period ended December 31, 1994 to $11,870,000 compared to $11,395,000 for the comparable period ending December 31, 1993. Other expenses increased over the comparable nine month period due to the addition of new loan origination offices and personnel.

During the nine month period ended December 31, 1994, the Company recorded a gain on sale of loans of $737,000 and a gain on the sale of mortgage-backed
securities of $14,000.   During the nine month period ended December 31, 1993,
the Company recorded a gain on the sale of loans of $188,000 and a gain on the sale of mortgage-backed securities of $959,000. Management does not rely on the sale of loans and mortgage-backed securities as a continuing source of income.

                                 Part II - Other Information

Item 1.   Legal Proceedings
          -----------------

          There are no material pending legal proceedings to which the Company, the Association or any subsidiary is a party or to which any of their property is subject.


Item 2.   Changes in Securities
          ---------------------

          None


Item 3.   Defaults upon Senior Securities
          -------------------------------

          None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None


Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (11) Computation of per share earnings

                                 SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EAGLE BANCSHARES, INC.
                                              (Registrant)


Date:  February 14, 1995            /s/ Conrad J. Sechler, Sr.
                                    --------------------------
                                    Conrad J. Sechler, Sr.
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and Duly Authorized
                                    Representative


          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  February 14, 1995            /s/ Zelma B. Martin
                                    --------------------
                                    Zelma B. Martin
                                    Principal Financial and
                                    Accounting Officer



Date:  February 14, 1995            /s/ Conrad J. Sechler, Sr.
                                    --------------------------
                                    Conrad J. Sechler, Sr.
                                    Chairman of the Board

                            EAGLE BANCSHARES, INC.

                               INDEX OF EXHIBITS

Exhibit
Number         Description                                  Page No.
- - - -------        -----------                                  --------

11             Computation of per share earnings                 15