Form 10-K
period 1995-03-31
EAGLE BANCSHARES INC
filed 1995-06-29
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ................. to .................
Commission file number:                    0-14379

                             EAGLE BANCSHARES, INC.
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Georgia                               58-1640222
         ---------------------------------         ----------------------
          (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

             4305 Lynburn Drive, Tucker, Georgia          30084-4441
         --------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

       Registrant's telephone number, including area code 404-908-6690
                                                          ------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $1.00
National Association of Securities Dealers Automated Quotation System (Name of each exchange on which registered.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X     NO
                                                              ----       ----
         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 9, 1995.

         Common Stock, $1.00 par value - $34,024,455 based upon the closing price on June 9, 1995, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 9, 1995. Common Stock $1.00 par value - 1,554,600 shares outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1995 ("Annual Report to Stockholders"). (Parts I, II and IV)
         Portions of the definitive proxy statement for the 1995 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part III)

                          Index of Exhibits on Page 52

                             EAGLE BANCSHARES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                               TABLE OF CONTENTS

Item                                                                                                         Page
Number                                                                                                       Number
- ------                                                                                                       ------
                                                       Part I

1.       Business..............................................................................................  3

2.       Properties.............................................................................................44

3.       Legal Proceedings......................................................................................45

4.       Submission of Matters to a Vote of
            Security Holders....................................................................................45

                                                       Part II

5.       Market for the Registrant's Common Equity
           and Related Stockholder Matters.....................................................................45

6.       Selected Financial Data...............................................................................45

7.       Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................................................45

8.       Financial Statements and Supplementary Data...........................................................45

9.       Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................................................................46

                                                      Part III

10.      Directors and Executive Officers of the Registrant....................................................46

11.      Executive Compensation................................................................................46

12.      Security Ownership of Certain Beneficial Owners
         and Management........................................................................................47

13.      Certain Relationships and Related Transactions........................................................47

                                                       Part IV

14.      Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K...................................................................................48

            Signatures.........................................................................................51

            Index of Exhibits..................................................................................52

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         Eagle Bancshares, Inc., ("Eagle", "Eagle Bancshares" or the "Company"), a unitary savings and loan holding company, was formed as a Georgia corporation in September, 1985 and acquired 100% of the common stock of Tucker Federal Savings and Loan Association ("Tucker Federal" or the "Association") in March, 1986. In November, 1991, Eagle Real Estate Advisors was formed as a real estate services subsidiary of the Company. Eagle Bancshares has not engaged in any material operations and its primary asset is the common stock of Tucker Federal.

         Tucker Federal is a federally chartered savings and loan association, which converted from mutual to stock form in March, 1986. Tucker Federal was organized in 1956 and is headquartered in Tucker, Georgia. Deposits are federally insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Tucker Federal has nine branches in DeKalb, Fulton and Gwinnett Counties, Georgia. At March 31, 1995, Eagle had total assets of $457.3 million, total deposits of $286.3 million and shareholders' equity of $33.6 million.

         Until 1989, Tucker Federal was engaged primarily in the traditional business of thrift institutions. This consists principally of taking deposits from the general public and making loans secured by first mortgage liens on residential and other real estate. Over the next three years the Company developed a significant mortgage banking business in addition to its traditional thrift activities. In July, 1989, Eagle Service Corporation, a wholly-owned subsidiary of the Association, began originating and selling single-family first mortgage loans as Atlanta Mortgage Services. In November, 1992, Tucker Federal acquired the Prime Lending mortgage banking operations in Augusta, Savannah, Macon, and Warner Robins, Georgia, and North Augusta, South Carolina. In December 1993, Eagle A.R.M.S., Inc. was incorporated to perform collection procedures on judgments, deficiencies and charge-offs in a partnership with the Resolution Trust Corporation.

         Mortgage banking and retail banking complement each other. The retail banking segment provides funding for investment in loans and securities while the mortgage banking segment primarily generates fee income. The Company's construction lending complements its permanent first mortgage originations and provides additional competitive advantage.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Mortgage Banking Activities - Effective April 1, 1995, management formed a new operating subsidiary, PrimeEagle Mortgage ("PrimeEagle") and consolidated all of the Association's real estate lending activities into this business unit. This division generates revenues by originating construction loans, permanent mortgage loans and Small Business Administration ("SBA") loans and selling the permanent mortgage and SBA loans to investors. PrimeEagle originates single family mortgage loans from its thirteen retail mortgage origination offices in Atlanta, Augusta, Hinesville, Savannah, Warner Robins and Stockbridge, Georgia; Aiken, Columbia, North Augusta and Sumter, South Carolina; Chattanooga, Tennessee; and Jacksonville and St. Augustine, Florida.

         PrimeEagle's geographic expansion continues to focus on emerging markets in the Southeast. Equally important, however, is finding experienced managers and highly trained staff to provide local market knowledge and superior customer service.

         The Company provides construction financing in each of its markets and obtains significant benefits by coordinating the efforts of our construction lending and permanent lending operations. Construction loans, which are generally floating rate and short-term, generate increased earnings in a rising interest rate market. For this reason the profitability of our construction financing activities increased significantly over the year. The Company's permanent mortgage products are primarily used for purchasing and refinancing single family homes and produce fee income for Tucker Federal. Non-interest revenues are also earned as a result of the Company's construction lending activities.

         Net income in this segment decreased 26 percent from $2.9 million in 1994 to $2.1 million in 1995. Identifiable assets increased 20 percent from $99 million at year end 1994 to $118 million at year end 1995. Within this segment, however, net income generated from construction lending has increased while net income from traditional mortgage banking activities has decreased significantly. The increase in construction lending income and the decrease in mortgage banking income was a result of higher interest rates which affected the volume of mortgage originations in the Company's market areas. Additionally, as mortgage refinance activities declined, the Company experienced significant competition and a resulting squeeze on its origination margin.

         PrimeEagle Mortgage also generates revenues through fees for various services including loan application and origination as well as through the gain or loss on sale of loans to third parties and from the sale of mortgage servicing rights. Service release premiums are the largest component of mortgage production fees. Fluctuations in the value of servicing rights impact management's decision to retain or sell servicing. During fiscal 1995, the Company sold substantially all of its permanent loans on a servicing released basis.

         Retail Banking Activities - The retail banking group sells and services a complete line of retail financial products for consumers and small businesses. This segment currently operates nine branch locations. Additionally, this segment includes management of all checking and item processing activities. In order to expand its retail franchise, the Company is currently nearing completion of a new branch location in Cherokee County, Georgia, called Towne Lake. Net income for this group increased substantially from $2.7 million for the year ending 1994 to $4.7 million for the year ending 1995. The identifiable assets associated with this segment also increased 57 percent from $287 million to $450 million. Capital expenditures of $2.3 million are allocated to this segment primarily for construction of the Association's new branch at Towne Lake in Cherokee County, Georgia, and investments in technology. Increased revenues of this area are a result of adding adjustable rate loans to its portfolio and maintaining a constant interest spread.

         The Association competes for deposits with many financial institutions that are larger and have greater financial resources. We attempt to identify specific needs of the target markets and design financial products and services to fill those needs. Currently, we offer a wide variety of insured savings programs and non-insured investment products. We provide a level of personal service to each customer that is not available in larger national financial institutions. Management believes the service we provide to our customers can provide a platform for the sale of a variety of services.

For further information concerning the Company's two industry segments see NARRATIVE DESCRIPTION OF THE BUSINESS and Note 11 to the consolidated financial statements.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         THE COMPANY At March 31, 1995, the assets of the Company consisted of all of the shares of the Association's capital stock and $2.8 million in cash and other assets. See Note 15 to consolidated financial statements for further information concerning Eagle. The Company has no significant source of income other than from the Association.

         The Company is a unitary savings and loan holding company. The holding company structure provides the Company with the ability to expand and diversify the financial services offered through the Association and its subsidiaries. As a holding company, Eagle Bancshares has greater flexibility than the Association to diversify its business activities, through existing or newly formed subsidiaries, or through acquisition or merger. As long as the Company remains a unitary savings and loan holding company and the Association remains a "qualified thrift lender", there is greater flexibility in the activities in which the Company may engage.

         THE ASSOCIATION The Association is primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in construction and permanent first mortgage loans on residential and commercial real estate and in various types of consumer and other loans, mortgage-backed securities, and investment and money market securities. Tucker Federal's earnings are largely dependent upon the difference between the income it receives from its loans and investment securities less its cost of funds (net interest income). Traditionally, the Association's cost of funds is sensitive to changes in short-term interest rates since most deposits are shorter term savings accounts bearing interest rates determined by current market conditions.

         Tucker Federal has attempted to counter the volatile cost of its funds and mismatch between its relatively long-term, fixed rate assets and short-term, rate sensitive liabilities by adopting a strategy designed to improve and stabilize net interest margin and its operational results. The principal objectives of this strategy are to manage the Company's assets to reduce the potential adverse effects of interest rate volatility on earnings and to diversify the Company's sources of income. Elements of this strategy include: selling substantially all conforming, long-term, fixed-rate mortgage originations, increasing the Association's portfolio of adjustable rate loans, pricing deposit products to encourage longer term liabilities, originating and acquiring shorter term, higher yielding loan products which meet our underwriting criteria, and actively managing the Company's interest rate risk exposure.

         Part of the strategy for reducing interest rate risk revolves around increasing the percentage of shorter term floating rate loans in Tucker Federal's portfolio. Management has accomplished this by originating residential construction and adjustable rate permanent mortgage loans. The acquisition of the Prime Lending division during fiscal 1993 has increased the Company's ability to originate construction loans which meet the Company's underwriting criteria. The Company increased the volume of residential construction lending during fiscal 1993 and this trend continued through fiscal 1995. During fiscal year 1995 the Company originated $182 million of construction loans up from $177 million in fiscal 1994. The trend in rapid repayment of construction loans continued in fiscal 1995 with $140 million of repayments or 87% of originations versus $123 million of repayments in fiscal 1994. Construction loans offer the Company a short-term floating interest rate asset which will decrease the impact of rising interest rates on net income and equity. Construction loans can also be a very effective tool to help secure permanent mortgage financing from the builders' customers.

         MARKET AREA The Company operates branches in the Georgia counties of DeKalb, Fulton and Gwinnett. Its deposit area covers one of the fastest growing areas in the country. The Company's broader market is metropolitan Atlanta, Georgia, a fifteen county Standard Metropolitan Statistical Area region with a high growth rate of business and accompanying population expansion. The Company has plans to expand its branch locations in the metro Atlanta area into Cherokee and Gwinnett Counties, and began construction of a branch location in Cherokee County called Towne Lake.

         The Company offers mortgage loans in metro Atlanta and in emerging Southeastern cities. During fiscal 1995 loan originations were conducted in the Tucker Federal main office and Atlanta Mortgage Services office in Atlanta and Stockbridge and in offices of the Prime Lending division in Augusta, Hinesville, Savannah, and Warner Robins, Georgia, and North Augusta, South Carolina and Chattanooga, Tennessee. During fiscal 1995, the Company added Prime Lending offices in Aiken, Columbia and Sumter, South Carolina and Jacksonville and St. Augustine, Florida. The Company's goal is to continue geographic expansion by focusing on the emerging markets of the Southeast and to become the leading originator in the markets served. The Association generally makes construction loans in the markets where it operates mortgage origination offices in order to take advantage of the interrelationships of those two activities. In each market, management follows the same stringent underwriting and construction monitoring procedures.

         We believe the prospects for our deposit and lending areas will continue to strengthen in the future. The acquisition of the Prime Lending division in fiscal 1993 broadened the Company's mortgage lending area outside of the metropolitan Atlanta market. Prime Lending's markets have not grown at as rapid a pace as metro Atlanta, however they have experienced, over time, more consistent growth and generally face less direct competition for loans. Many of Prime Lending's markets are impacted by military bases and their resulting housing requirements. Over fiscal 1993, 1994, and 1995, the overall base populations of the Company's markets increased. Military base closures in these markets could adversely effect these markets.

         COMPETITION Tucker Federal faces strong competition in attracting deposits and making loans. Its most direct competition for deposits is commercial banks and retail brokerage houses in its market area. The Association also faces competition for investor's funds from more distant depository institutions that advertise locally or through national media, and other short-term money funds, as well as corporate and government securities.

         Over the past three years there has been considerable consolidation in the Company's market as local competitors have been purchased by out-of-state institutions. The Association is now the largest savings and loan in the Atlanta area. As a result, the Company has attracted quality experienced employees as well as a group of customers who prefer a more personalized level of service. Additionally, the Company has successfully become one of Georgia's leading residential construction lenders as a result of the acquisition of former active participants in this market.

         Tucker Federal competes for deposits principally by attempting to identify specific needs of its target market and offer a high level of customer service. Analysis of product needs is generated through dialogue with customers and staff. The Association offers a wide variety of savings programs including passbooks, NOW checking accounts, certificates of deposit ranging from three months to five years in maturity, tax deferred retirement programs, tax deferred certificates of deposit and small savers plans.

         The employees' commitment to service is another important factor in attracting deposits. The goal of Tucker Federal is to render superior personal service through convenient branch and main office locations and hours of operation. All of Tucker Federal's branches are open on Saturdays for customer convenience. The Association does not rely on any individual, group or entity for a material portion of its deposits.

         Tucker Federal's competition for loans comes from mortgage companies, other thrift institutions and commercial banks. The trend in acquisitions of the Company's thrift competitors by out-of-state institutions has eliminated several active construction lenders in the metropolitan Atlanta area. The Company competes for loan originations through the quality of services it provides borrowers, real estate brokers and builders, not just the interest rate and terms of its loans. The competition for loans varies from time to time depending on the general availability of lendable funds and credit, general and local economic conditions, interest rate levels, conditions in the local real estate market and other factors which are not readily predictable. Management attempts to receive interest rates and loan fees commensurate with the level of risk it accepts. Management believes that providing superior service can allow improved loan pricing. The expansion of the Company's mortgage origination offices has been targeted toward markets with solid growth prospects which are underserved by the Company's competitors. No market is entered, however, without an experienced manager and highly trained staff.

INTEREST RATE COMPARISON AND PROFITABILITY

         Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of the Company's earnings. The Company actively manages this income source to provide the largest possible amount of income while balancing interest rate, credit and liquidity risk.

         Two key ratios in the banking industry are used to measure relative profitability of net interest income. The spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities. The net interest margin is net interest income as a percent of average total earning assets. It is similar to the spread, except that it takes into account the positive impact of investing non-interest bearing funds. The Company's net interest spread and net interest margin have improved over the previous three years primarily due to the low interest rate environment experienced as well as management's ability to restructure the Company's interest rate sensitive assets and liabilities.

         The Company has an Asset Liability Committee ("ALCO") made up of senior management of Tucker Federal. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds which effect net interest income and therefore net interest spread and net interest margin. Those decisions are based upon policies established by the Association's Board of Directors which are designed to meet three goals - improve interest rate spread, maintain adequate liquidity and manage interest rate risk.

The ALCO has developed a program of action which includes, among other things, the following:
(1) selling substantially all conforming, long term, fixed rate mortgage originations,
(2) pricing deposit products to encourage longer term liabilities,
(3) originating and retaining for the portfolio, shorter term, higher yielding loan products which meet the Company's underwriting criteria,

(4) repaying high cost funding sources, where possible, and
(5) actively managing the Company's gap and interest rate risk exposure.

During fiscal 1995, the Company also introduced strategies to increase core earnings which included increasing assets by retaining permanent adjustable rate mortgages, maintaining steady construction and lease originations and investing in three real estate developments. The Average Balance Sheet shows the Company's average assets and liabilities and their associated yield and cost over the past three years. The net interest margin remained stable during 1995 at 4.79 percent, compared to 4.80 percent in 1994 and up from 4.12 percent in 1993. Correspondingly, spread improved from 3.74 percent in 1993 to 4.43 percent in 1994 and remained constant at 4.46 percent in 1995. Net interest income consistently increased for the past three years and increased $1.7 million from 1994 to 1995. The general upward trend in market interest rates contributed to a 30 basis point increase in the yield on interest earning assets from 8.81 percent in fiscal 1994 to 9.11 percent for 1995 and a 27 basis point increase in the cost of interest bearing liabilities from 4.38 percent to
4.65 percent. The increase in interest received on loans is primarily attributable to the Company's ability to expand its loan portfolio through originations of residential construction, short term leases and adjustable rate permanent mortgage loans. In this way, the Company is able to improve its spread while limiting exposure to rising interest rates due to the variable rates and short term commitments these loans represent. Interest on mortgage-backed securities has decreased as a result of the trend of advance repayments of higher coupon mortgages and management's sale of selected mortgage-backed securities during fiscal 1993, 1994 and 1995. Management's decision to sell securities in 1993 and 1994 was based primarily on the trend of rapid prepayments that were being experienced as a result of record mortgage refinances.

         Interest expense increased $3.1 million from $12.5 million in 1994 to $15.6 million in 1995. This is primarily the result of an increase in deposits and FHLB advances. During fiscal 1994, the Association repaid $7.5 million of
8.45 percent Federal Home Loan Bank advances. This transaction is reflected in the financial statements as an extraordinary item. The prepayment penalty, net of state and federal income taxes, was $427,000.

         The excess of interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as gap. The Association's ALCO has continued to shift the Association's gap throughout the year. The Association's gap position is evaluated continuously and discussed by the ALCO in bi-weekly meetings. The Association has a negative gap of 23.59 percent as of March 31, 1995 for the ensuing one year horizon. Part of the ALCO strategy for reducing interest rate risk revolves around increasing the percentage of shorter term floating rate loans in the Company's portfolio. This has been accomplished by originating residential construction and adjustable rate permanent loans. The Association continues to originate consumer loans, second mortgage loans and equipment lease financing loans. In general, these loans have short maturities and floating interest rates.

AVERAGE BALANCE SHEET
- ----------------------------------------------------------------------------------------------------------------------------
Year ended March 31,                                     1995                                     1994
- ----------------------------------------------------------------------------------------------------------------------------
                                            AVERAGE                     YIELD/       Average                     Yield/
(dollars in thousands)                      BALANCE        INTEREST      COST        Balance      Interest        Cost
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
- ----------------------------------------------------------------------------------------------------------------------------
Loans*                                      $279,367       $26,330       9.42%       $233,976      $21,906        9.36%
Mortgage-backed securities                    26,454         1,939       7.33%         41,891        3,135        7.48%
FHLB stock                                     4,040           272       6.73%          3,277          174        5.31%
Taxable investments                           34,002         2,663       7.83%         29,524        2,204        7.47%
Tax-exempt investment securities              15,958         1,650      10.34%              -            -           -
Interest earning deposits and Federal
  funds                                        1,645            74       4.56%          3,838          110        2.87%
- ----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                361,466        32,928       9.11%        312,506       27,529        8.81%
Non-interest earning assets                   18,886                                   15,637
- ----------------------------------------------------------------------------------------------------------------------------
Total assets                                $380,352                                 $328,143
============================================================================================================================
LIABILITIES AND EQUITY
- ----------------------------------------------------------------------------------------------------------------------------
Passbook accounts                           $ 52,850       $ 1,425       2.70%       $ 53,784      $ 1,435        2.67%
NOW                                           28,346           484       1.71%         22,123          383        1.73%
Money Market                                  20,993           300       1.43%         12,729          311        2.44%
Certificates of Deposit                      165,708         9,416       5.68%        149,569        7,877        5.27%
- ----------------------------------------------------------------------------------------------------------------------------
Total Deposits                               267,897        11,625       4.34%        238,205       10,006        4.20%
Advances                                      68,272         4,006       5.87%         48,265        2,526        5.23%
CMO                                                -             -          -               -            -           -
- ----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           336,169        15,631       4.65%        286,470       12,532        4.38%
Non-interest bearing liabilities              11,915                                   13,328
Stockholders' equity                          32,268                                   28,345
- ----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $380,352                                 $328,143
============================================================================================================================
Net interest income/rate spread                            $17,297       4.46%                     $14,997        4.43%
Taxable-equivalent adjustment                                 (586)                                      -
============================================================================================================================
Net interest income, actual                                $16,711                                 $14,997
Net interest earning assets/net
  interest margin                           $ 25,297                     4.79%       $ 26,036                     4.80%
============================================================================================================================
Interest earning assets as a
percentage of interest bearing
liabilities                                  107.52%                                   109.09%
============================================================================================================================


Year ended March 31,                                     1993
- ---------------------------------------------------------------------------------
                                           AVERAGE                       YIELD/
(dollars in thousands)                     BALANCE         INTEREST       COST
- ---------------------------------------------------------------------------------
ASSETS
- ---------------------------------------------------------------------------------
Loans*                                     $191,178        $19,371      10.13%
Mortgage-backed securities                   70,486          5,673       8.05%
FHLB stock                                    3,060            183       5.98%
Taxable investments                          24,954          1,906       7.64%
Tax-exempt investment securities                  -              -           -
Interest earning deposits and Federal
  funds                                       6,730            308       4.58%
- ---------------------------------------------------------------------------------
Total interest earning assets               296,408         27,441       9.26%
Non-interest earning assets                  12,165
- ---------------------------------------------------------------------------------
Total assets                               $308,573
=================================================================================
LIABILITIES AND EQUITY
- ---------------------------------------------------------------------------------
Passbook accounts                          $ 47,660        $ 1,707       3.58%
NOW                                          18,058            455       2.52%
Money Market                                 13,500            416       3.08%
Certificates of Deposit                     144,707          8,830       6.10%
- ---------------------------------------------------------------------------------
Total Deposits                              223,925         11,408       5.09%
Advances                                     49,872          3,215       6.45%
CMO                                           2,392            618      25.84%
- ---------------------------------------------------------------------------------
Total interest bearing liabilities          276,189         15,241       5.52%
Non-interest bearing liabilities              7,988
Stockholders' equity                         24,396
- ---------------------------------------------------------------------------------
Total liabilities and equity               $308,573
=================================================================================
Net interest income/rate spread                            $12,200       3.74%
Taxable-equivalent adjustment                                    -
=================================================================================
Net interest income, actual                                $12,200
Net interest earning assets/net
  interest margin                          $ 20,219                      4.12%
=================================================================================
Interest earning assets as a
percentage of interest bearing
liabilities                                 107.32%
=================================================================================


*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

GAP ANALYSIS

The following table presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1995. Assets and liabilities having no stated schedule of repayments and no stated maturity are reported as due in less than three months, except equity securities which are reported due after five years.

- ---------------------------------------------------------------------------------------------------------------------------------
                                                               MORE THAN 3   MORE THAN 1   MORE THAN 3
                                                   LESS THAN   MONTHS TO 1   YEAR TO 3     YEARS TO 5       AFTER
(dollars in thousands)                             3 MONTHS       YEAR         YEARS         YEARS         5 YEARS         TOTAL
- ---------------------------------------------------------------------------------------------------------------------------------
Interest earning assets re-pricing:
- ---------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net plus loan loss reserves      $103,573     $ 54,495    $ 37,766       $ 42,549       $ 68,885       $307,268
Investment securities held to maturity                7,609        2,400      13,932         16,458         17,200         57,599
Securities available for sale                             -            -         345            155         20,439         20,939
Loans receivable held for sale*                      41,220            -           -              -              -         41,220
FHLB stock                                                -            -           -              -          5,984          5,984
Interest bearing deposit                                144            -           -              -              -            144
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                    $152,546     $ 56,895    $ 52,043       $ 59,162       $112,508       $433,154
- ---------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities re-pricing:
- ---------------------------------------------------------------------------------------------------------------------------------
Deposits                                           $110,071     $ 97,459    $ 41,109       $ 37,359        $    317      $286,315
Borrowings                                          109,507          295       1,832          8,146             173       119,953
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities               $219,578     $ 97,754    $ 42,941       $ 45,505        $    490      $406,268
- ---------------------------------------------------------------------------------------------------------------------------------
Gap                                                ($67,032)    ($40,859)   $  9,102       $ 13,657        $112,018      $ 26,886

Cumulative Gap                                     ($67,032)   ($107,891)   ($98,789)      ($85,132)       $ 26,886
=================================================================================================================================
Cumulative Gap as a percentage of total assets       -14.66%      -23.59%     -21.60%        -18.62%           5.88%
=================================================================================================================================


*Represents loans committed to sell in less than 3 months.

The rate volume analysis below explains the components of net interest income for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributed to
(1) changes in rate (difference in rate x prior period volume), (2) changes in volume (difference in volume x prior period rate), and (3) changes in rate-volume (difference in rate x difference in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate.

RATE/VOLUME ANALYSIS

- --------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                1995 COMPARED TO 1994
- --------------------------------------------------------------------------------------------------------
Increase (decrease) due to                                    RATE             VOLUME             TOTAL
- --------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
  Loans                                                     $   141            $ 4,283           $ 4,424
  Mortgage-backed securities                                    (66)            (1,130)           (1,196)
  Taxable investment securities                                 110                349               459
  Tax-exempt investment securities*                           1,649                  -             1,649
  Interest earnings deposits and Federal funds                   46                (81)              (35)
  FHLB stock                                                     54                 44                98
- --------------------------------------------------------------------------------------------------------
  Total                                                       1,934              3,465             5,399
- --------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
  Deposits                                                      342              1,277             1,619
  FHLB advances                                                 338              1,142             1,480
  Collateralized mortgage obligations                             -                  -                 -
- --------------------------------------------------------------------------------------------------------
  Total                                                         680              2,419             3,099
========================================================================================================
Net change in net interest income                           $ 1,254            $ 1,046           $ 2,300
========================================================================================================

- --------------------------------------------------------------------------------------------------------
(dollars in thousands)                                              1994 Compared to 1993
- --------------------------------------------------------------------------------------------------------
Increase (decrease) due to                                   Rate              Volume             Total
- --------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
  Loans                                                    $ (1,556)           $ 4,091           $ 2,535
  Mortgage-backed securities                                   (371)            (2,167)           (2,538)
  Taxable investment securities                                 (43)               341               298
  Tax-exempt investment securities*                               -                  -                 -
  Interest earnings deposits and Federal funds                 (106)               (91)             (197)
  FHLB stock                                                    (22)                12               (10)
- --------------------------------------------------------------------------------------------------------
  Total                                                      (2,098)             2,186                88
- --------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
  Deposits                                                   (2,087)               685            (1,402)
  FHLB advances                                                (592)               (97)             (689)
  Collateralized mortgage obligations                             -               (618)             (618)
- --------------------------------------------------------------------------------------------------------
  Total                                                      (2,679)               (30)           (2,709)
========================================================================================================
Net change in net interest income                             $ 581            $ 2,216           $ 2,797
========================================================================================================


*Reflects taxable-equivalent adjustments using the statutory federal and state income tax rate of 39% in adjusting interest on tax-exempt investment securities to a taxable-equivalent basis.

LENDING ACTIVITIES

         Over the previous five years the Company's net loans receivable portfolio has grown 119 percent. This growth has occurred primarily in the previous three years in construction loans, loans held for sale and leases. During fiscal 1995 the Company increased residential mortgage loans 69 percent. This was accomplished primarily by electing to retain adjustable rate mortgages for the portfolio. The Company's primary lending activity is conducted through the mortgage banking segment and includes the origination of construction loans and conventional, FHA and VA permanent loans secured by first mortgages on residential properties, principally one-to-four family owner occupied residences. The Company's residential loan originations in Atlanta are conducted through the Association and Atlanta Mortgage Services and outside metropolitan Atlanta through Prime Lending offices. Substantially all permanent loans originated by Atlanta Mortgage Services and Prime Lending are underwritten in accordance with standards and requirements acceptable to Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), FHA and VA. Substantially all fixed rate loans were sold to third party investors while adjustable rate mortgages were retained in the Association's portfolio. In addition, the mortgage banking segment originates construction loans on residential real estate in order to capture the permanent mortgage when the builder sells the house. This provides an advantage to the mortgage banking segment and reduces dependence on refinances.

         In fiscal 1993, the Company began an equipment leasing operation designed primarily to provide financing for investment grade (Baa/BBB or better) and middle market credits. The residual value of the equipment is not considered as part of the Company's return. The Company looks to rental payments to provide its return. Each lease is approved by the Association's Loan Committee based upon the credit quality of the lessee. Collateral value of equipment is not considered a material portion of the credit analysis of the lease rather the lessee's cash flow and ability to make rental payments is of most importance. At March 31, 1995, the average duration of these leases is 24 months and lease financing loans represent 8.00 percent of the total loan portfolio.


LOAN PORTFOLIO MIX
AT MARCH 31,
- --------------------------------------------------------------------------------------------------------------
                                                 1995                     1994                     1993
(dollars in thousands)                   AMOUNT          %        Amount          %       Amount           %
- --------------------------------------------------------------------------------------------------------------
Real Estate--construction loans
  Construction                         $123,995       30.43%    $102,983       34.18%    $ 65,870       26.26%
  Acquisition & Development              30,517        7.49%      23,771        7.89%      13,059        5.20%
Real Estate--mortgage loans
  Non-residential                        15,852        3.89%      19,578        6.50%      24,355        9.71%
  Residential                           150,784       37.00%      88,941       29.52%      90,349       36.02%
  Home equity and second
    mortgages                            10,250        2.52%      10,701        3.55%      12,899        5.14%
  Loans Held for Sale                    41,220       10.11%      23,641        7.85%      23,462        9.35%
- --------------------------------------------------------------------------------------------------------------
Total real estate loans                 372,618       91.44%     269,615       89.49%     229,994       91.68%
- --------------------------------------------------------------------------------------------------------------

Other loans:
  Leases                                 32,582        8.00%      29,364        9.75%      18,808        7.50%
  Consumer and other                      2,321        0.56%       2,305        0.76%       2,054        0.82%
- --------------------------------------------------------------------------------------------------------------
Total other loans                        34,903        8.56%      31,669       10.51%      20,862        8.32%
- --------------------------------------------------------------------------------------------------------------
Total gross loans receivable            407,521      100.00%     301,284      100.00%     250,856      100.00%
- --------------------------------------------------------------------------------------------------------------
Less:
  Undisbursed portion of loans
    in process                          (56,780)                 (52,054)                 (31,460)
  Deferred loan origination fees         (1,547)                  (1,176)                  (1,037)
  Unearned income                          (593)                  (1,190)                  (1,782)
  Reserve for loan losses                (3,362)                  (3,349)                  (2,420)
  Unearned discount on loans
    purchased                              (113)                    (148)                    (580)
- --------------------------------------------------------------------------------------------------------------
Loans receivable, net*                 $345,126                 $243,367                 $213,577
- --------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------
                                                 1992                     1991
(dollars in thousands)                  Amount           %         Amount         %
- -------------------------------------------------------------------------------------
Real Estate--construction loans
  Construction                         $ 23,156       12.36%    $  9,003        5.40%
  Acquisition & Development               4,500        2.40%         545        0.33%
Real Estate--mortgage loans
  Non-residential                        11,429        6.10%       9,107        5.46%
  Residential                           118,617       63.30%     126,547       75.90%
  Home equity and second
    mortgages                            13,435        7.17%      13,940        8.36%
  Loans Held for Sale                    13,708        7.32%       5,306        3.18%
- -------------------------------------------------------------------------------------
Total real estate loans                 184,845       98.65%     164,448       98.63%
- -------------------------------------------------------------------------------------

Other loans:
  Leases                                      -            -           -           -
  Consumer and other                      2,539        1.35%       2,287        1.37%
- -------------------------------------------------------------------------------------
Total other loans                         2,539        1.35%       2,287        1.37%
- -------------------------------------------------------------------------------------
Total gross loans receivable            187,384      100.00%     166,735      100.00%
- -------------------------------------------------------------------------------------
Less:
  Undisbursed portion of loans
    in process                           (9,870)                  (3,749)
  Deferred loan origination fees         (1,221)                  (1,112)
  Unearned income                        (2,572)                  (3,266)
  Reserve for loan losses                  (892)                    (763)
  Unearned discount on loans
    purchased                              (380)                    (101)
- -------------------------------------------------------------------------------------
Loans receivable, net*                 $172,449                 $157,744
- -------------------------------------------------------------------------------------

*Includes loans receivable held for sale

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth certain information at March 31, 1995, regarding the dollar amount of loans maturing in the Association's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.

March 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                              ONE YEAR        ONE YEAR TO FIVE         AFTER
(dollars in thousands)                                        OR LESS              YEARS              FIVE YEARS              TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
  Fixed rates                                                 $ 1,003             $ 7,713            $ 43,359               $ 52,075
  Adjustable rates                                              2,138               5,697             116,976                124,811
Real estate construction, net:
  Adjustable rates                                             84,913              12,819                   -                 97,732
Investment in commercial leases:
  Fixed rates                                                   1,783              30,224                 575                 32,582
Consumer--Fixed rates                                             207                 403                 391                  1,001
Loans on savings--Fixed rates                                   1,320                   -                   -                  1,320
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                       $91,364             $56,856            $161,301               $309,521
- ------------------------------------------------------------------------------------------------------------------------------------
Less:    Unearned income                                                                                                         593
         Deferred loan origination fees                                                                                        1,547
         Reserve for loan losses                                                                                               3,362
         Unearned discount on loans purchased                                                                                    113
====================================================================================================================================
  Total                                                                                                                     $303,906
====================================================================================================================================

The next table sets forth the dollar amount of all loans due after one year from March 31, 1995, which have predetermined interest rates and have floating or adjustable rates. (dollars in thousands)


                                                                    PREDETERMINED         FLOATING OR
                                                                            RATES    ADJUSTABLE RATES
Real estate-mortgage                                                      $51,072            $122,673
Real estate-construction, net                                                   -              12,819
Commercial leases                                                          30,799                   -
Consumer                                                                      794                   -
Loans on savings                                                                -                   -
- -----------------------------------------------------------------------------------------------------
     Total                                                                 $82,665           $135,492




Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

LOAN PORTFOLIO AND CONCENTRATIONS

         Seventy-eight percent of the Company's loans receivable are first mortgage loans secured by residential real estate. One-to-four family home mortgages are generally believed to be a conservative investment. Therefore, the Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

         The acquisition of the Prime Lending division broadened the Company's mortgage lending area from metropolitan Atlanta to emerging cities in the Southeastern United States. Although Prime Lending's markets have not grown at as rapid a pace as metro Atlanta, they have experienced over time more consistent growth. Many of Prime Lending's markets are impacted by military bases and their resulting housing requirements. Over fiscal 1993, 1994 and 1995, the base populations in the Company's markets increased. Total exposure to each market area is monitored monthly. The factors considered, among other things, are housing inventory, economic prospects of major employers, likelihood of job growth or contraction and general economic conditions. The broadening of the Company's lending area reduces its concentration of metro Atlanta loans and dependence on the economic prospects of Atlanta.

         In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous three years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and closely monitoring the process. Underwriting criteria consider, among other things, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a statewide construction inspection and appraisal network. Its staff closely monitors construction progress and draws throughout the process. Approximately, thirty percent of the Company's construction loan portfolio are on pre-sold. In addition, no single customer accounted for more than 2 percent of the Company's loans in 1995, 1994 or 1993.

PROVISION FOR LOAN LOSSES AND RISK ELEMENTS

         The Company decreased the provision for loan losses from $1.0 million for fiscal 1994 to $643,000 for fiscal 1995. The decrease in the provision was a result of management's continuing evaluation of the inherent risks in the Company's existing loan portfolio. Since the Company's historical charge-offs have been low, the allocation of reserves to specific loan categories is based upon management's analysis of the current inherent risk of each loan category, not historical patterns. Construction loans represent a larger percentage of Tucker Federal's loan portfolio than many of its peers. Management believes however that its strict underwrinting criteria, construction monitoring process as well as the local market knowledge of our construction personnel tend to reduce the risk of delinquencies and problem loans. Despite higher credit risks, construction loans offer the Company a short term variable interest rate asset which assists in the Asset and Liability Committee's goals of decreasing the impact of rising interest rates on net income and equity. Construction loans can also be an effective tool to help secure permanent mortgage financing from home purchases. The Company has developed a construction inspection and appraisal network that closely monitors construction progress and loan disbursements throughout the process. At March 31, 1995, the Company had only three construction loans with a combined disbursed balance of $131,000 that were more than sixty days delinquent. Management and the Association's Asset Classification

Committee, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The broadening of the Company's lending area has reduced its dependence on the economic prospects of the Atlanta metro area.

         Additionally, the Association has an Asset Classification Committee, comprised of representatives of management, which undertakes an ongoing asset classification program to serve as an early warning system in identifying and determining the magnitude of potential problem assets and which reports at least quarterly to the Board of Directors. The Asset Classification Committee considers numerous factors in identifying potential problem loans including, among other factors, the estimated value of the underlying collateral, economic conditions that may effect the borrowers ability to repay, past payment experience and general market conditions. The addition of $1.5 million during fiscal 1993, to the reserve for loan losses is the result of two transactions. First, on July 9, 1992, Tucker Federal, purchased approximately $7,148,000 (face value) of loans from the Resolution Trust Corporation ("RTC") at a purchase price of $5,899,000. This transaction consisted of 43 loans secured by commercial real estate substantially all of which are located in the Atlanta metropolitan area. Each of these loans are performing loans secured by first mortgage liens. These loans are primarily collateral dependent and some of the loans had certain documentation deficiencies. In addition, commercial real estate loans generally have a higher risk of default than the majority of the Association's purchased portfolio of residential real estate loans. Therefore, based on management's analysis of the inherent risks associated with the loans purchased, the increased concentration of the Association's portfolio in commercial real estate loans and the condition of the commercial real estate market at the time of the purchase, $1,249,000 was recorded as a reserve for potential loan losses. The aforementioned commercial loans were purchased in July 1992, in a questionable real estate market. After 32 months of payment experience all loans remain fully performing. Therefore, based upon the specific payment experience of these loans, overall improvement in market conditions for commercial real estate, and improved collateral values the Asset Classification Committee did not consider classification appropriate nor did the Association consider these loans to be potential problem loans.

         On November 29, 1992, the Association purchased a portfolio of construction loans from the RTC. The Association purchased $11,345,000 (face value) of construction loans at a purchase price of $10,706,000. This transaction consisted of 216 construction loans located outside the metropolitan Atlanta area. Management performed detailed due diligence and determined certain loans were higher risk due to market conditions, credit worthiness of the borrowers, and the age of the loans. This analysis indicated that approximately $250,000 should be recorded as a reserve for potential loan losses. The remaining discount is being accreted over the remaining life of the loans. Because the aforementioned construction loans were at a market rate of interest exclusive of the discount, management believes the discount is attributable to the credit risk. Additionally, many of the construction loans purchased associated with the $250,000 reserve discussed above have been repaid and the balance are fully performing and the Asset Classification Committee did not consider classification appropriate.

         The Company's policy is to maintain a reserve for loan losses at a level believed by management to be adequate to absorb potential losses. Management considers numerous factors in determining the provision for loan losses including among other things the estimated value of the underlying collateral, the nature and volume of the portfolio, loan concentrations, specific problem loans, economic conditions that may effect the borrower's ability to repay and such other factors as, in management's judgment, deserve recognition under existing conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the Company to recognize additions to the reserve based on their judgements with regard to information available to them at the time of their examination. Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

         At March 31, 1995, the reserve for loan losses as a percentage of average loans outstanding was 1.2 percent. Charge-offs in fiscal 1995 were $684,000 versus $104,000 in fiscal 1994 and $635,000 in 1993. The reserve for loan losses remained virtually unchanged from $3.35 million at March 31, 1994, to $3.36 million at March 31, 1995. In fiscal 1995, charge-offs represented .23 percent of average loans receivable versus .03 percent for fiscal 1994 and .33 percent in 1993.

NON-PERFORMING ASSETS

         Non-performing assets are comprised of non-accrual loans and real estate acquired in the settlement of loans ("REO"). Loans that become ninety days past due are classified as non-accrual. An allowance is provided for all interest greater than ninety days past due and such loans are classified as nonaccrual if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service debt in accordance with current loan terms. REO is considered held for sale and is carried at fair value adjusted for estimated costs to sell. Such determination is made on an individual asset basis. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan charge-off. A provision for estimated losses on REO is charged to earnings when a subsequent decline in value occurs. The notable trend relating to non-accrual loans and REO is that problem assets have remained less than 3 percent of total assets for the previous five years. In addition, total problem assets as a percent of total assets has been less than one percent for the previous two years. The ratio of the reserve for loan losses to problem assets has exceeded 150% at March 31, 1995 and 1994. At March 31, 1995, the Company had REO of only $615,000 versus REO of $671,000 at March 31, 1994. The Company had non-accrual loans of $603,000 at March 31, 1995 versus $787,000 at March 31, 1994. These loans are composed primarily of first mortgage loans on single family residences.


ANALYSIS OF THE RESERVE FOR LOAN LOSSES
- --------------------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)                                1995               1994               1993            1992          1991
- --------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses,
 beginning of year                                  $   3,349          $  2,420           $    892        $    763      $    757
Charge-offs:
  Real estate-construction                               149                  -                184               -           414
  Real estate-mortgage                                   521                101                432             305            12
  Consumer and other                                      14                  3                 19               2            15
  Commercial leases                                        -                  -                  -               -             -
- --------------------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                   684                104                635             307           441
Recoveries                                                54                 33                  5              38             1
- --------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                          630                 71                630             269           440
Reserve on purchased loans                                 -                  -              1,528               -             -
Provision for loan losses                                643              1,000                630             398           446
================================================================================================================================
Reserve for loan losses, end of year                $  3,362           $  3,349           $  2,420        $    892      $    763
================================================================================================================================
Average loans outstanding for the period            $279,367           $233,976           $191,178        $163,136      $150,377
================================================================================================================================
Ratio of net charge-offs to average loans                .23%               .03%               .33%            .16%          .29%
- --------------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF THE RESERVE FOR LOAN LOSSES
- -----------------------------------------------------------------------------------------------------------------------------------
                                    1995                     1994                     1993                     1992          1991
- -----------------------------------------------------------------------------------------------------------------------------------
                                      % OF LOANS            % OF LOANS          % OF LOANS           % OF LOANS           % OF LOANS
                                       IN EACH               IN EACH              IN EACH              IN EACH              IN EACH
                                       CATEGORY             CATEGORY             CATEGORY             CATEGORY              CATEGORY
                               DOLLAR  TO TOTAL    DOLLAR   TO TOTAL    DOLLAR   TO TOTAL    DOLLAR   TO TOTAL     DOLLAR   TO TOTAL
(dollars in thousands)         AMOUNT   LOANS      AMOUNT    LOANS      AMOUNT    LOANS      AMOUNT    LOANS       AMOUNT    LOANS
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period
applicable to:
Real Estate-
  First mortgage loans        $  639      51%     $  507       43%     $  345      55%       $255       77%        $266      85%
  Second mortgage loans          148       2%        350        4%        129       5%        120        7%          77       8%
  Construction                 1,008      38%        934       42%        460      31%        109       15%          54       6%
Commercial leases                296       8%        308       10%        188       8%          -        -            -       -
Consumer and other                10       1%         10        1%         10       1%         19        1%          21       1%
Unallocated                    1,261       -       1,240        -       1,288       -         389        -          345       -
- -----------------------------------------------------------------------------------------------------------------------------------
Total                         $3,362     100%     $3,349      100%     $2,420     100%       $892      100%        $763     100%
- -----------------------------------------------------------------------------------------------------------------------------------

NON-ACCRUAL LOANS & REAL ESTATE OWNED

Non-accrual, Past Due and Restructured Loans
- ----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              1995               1994              1993               1992             1991
- ----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
  Residential real estate                           $  603            $  780            $2,057             $1,051           $  377
  Commercial real estate                                 -                 -                 -                  -            1,224
  Installment                                            -                 7                 -                 87                -

- ----------------------------------------------------------------------------------------------------------------------------------
  Total non-accrual                                    603               787             2,057              1,138            1,601
- ----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans                                954                 -             2,165                  -            2,063
Loans contractually delinquent 90
  days which still accrue interest                       -                 -                 -                  -                -
Troubled debt restructurings                             -                 -                 -                  -                -
- ----------------------------------------------------------------------------------------------------------------------------------
  Total non-accrual and problem loans                1,557               787             4,222              1,138            3,664
- ----------------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                 615               671             2,137              3,696            3,486
- ----------------------------------------------------------------------------------------------------------------------------------
  Total problem assets                              $2,172            $1,458            $6,359             $4,834           $7,150
- ----------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                      .47%              .46%             1.98%              1.60%            2.55%
- ----------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Net loans plus
  reserves                                             .71%              .65%             3.30%              2.79%            4.51%
- ----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses/Problem assets              154.79%           229.70%            38.06%             18.45%           10.67%
- ----------------------------------------------------------------------------------------------------------------------------------


INVESTMENT SECURITIES

         Federally chartered thrift institutions have the authority to invest in various types of liquid assets. These assets include, among others, United States Treasury and Federal Agency obligations, certain certificates of deposit, bankers' acceptances, and Federal Funds. Subject to various restrictions, investments may also be made in mortgage-backed securities, commercial paper and corporate debt and equity securities. During 1995, investment securities increased 41 percent over the prior year. At March 31, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities as a separate component of equity, net of income taxes. The unrealized holding gains on securities available for sale, net of income taxes, amounted to $46,000 at March 31, 1995. In conjunction with the adoption of SFAS No. 115, the Company transferred securities previously accounted for at amortized cost totaling $20,259,000 to available for sale at March 31, 1994.

         Included in other securities at March 31, 1995 and 1994, are $5.0 million and $5.7 million respectively, of high quality residential mortgage pass through certificates issued by the RTC. These securities are rated Aa2 by Moody's and AA by Standard and Poors. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equal or exceed 10% of stockholders' equity at March 31, 1995, 1994 or 1993.

INVESTMENT SECURITIES

(dollars in thousands)
- -----------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,
- -----------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:                         1995               1994               1993
- -----------------------------------------------------------------------------------------------------------
  US Treasury and US Government Agencies                       $24,799            17,860             22,794
  Mortgage-backed securities                                    10,009            11,388             35,085
  Corporate bonds                                               10,376             2,463              7,742
  Other debt securities                                         12,415             2,972              7,174
  Equity securities                                                  -                 -                964
- -----------------------------------------------------------------------------------------------------------
     Total                                                     $57,599            34,683             73,759
- -----------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  Mortgage-backed securities                                   $14,093            17,911             14,184
  Equity securities-preferred stock                              6,846             2,972                  -
- -----------------------------------------------------------------------------------------------------------
  Total                                                        $20,939            20,883             14,184
- -----------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government agencies                       $24,799            17,860             22,794
  Mortgage-backed securities                                    24,102            29,299             49,269
  Corporate bonds                                               10,376             2,463              7,742
  Other debt securities                                         12,415             2,972              7,174
  Equity securities                                              6,846             2,972                964
- -----------------------------------------------------------------------------------------------------------
     Total                                                     $78,538            55,566             87,943
- -----------------------------------------------------------------------------------------------------------

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS
- ------------------------------------------------------------------------------------------------------------
                                            INVESTMENT SECURITIES HELD TO      SECURITIES AVAILABLE FOR SALE
                                               MATURITYMARCH 31, 1995                  MARCH 31, 1995
- ------------------------------------------------------------------------------------------------------------
                                                                WEIGHTED       ESTIMATED FAIR     WEIGHTED
(dollars in thousands)                     AMORTIZED COST     AVERAGE YIELD        VALUE       AVERAGE YIELD
- ------------------------------------------------------------------------------------------------------------
US Treasury and US Government Agencies:

  Within 1 year                                      -               -                  -                -
  1-5 years                                    $24,799            7.03%                 -                -
  5-10 years                                         -               -                  -                -
  More than 10 years                                 -               -                  -
- ------------------------------------------------------------------------------------------------------------
     Total                                     $24,799            7.03%                 0             0.00%
- ------------------------------------------------------------------------------------------------------------
Mortgage--backed securities:
Government National Mortgage
Association
  Within 1 year                                      -               -                  -                -
  1 to 5 years                                       -               -                  -                -
  5 to 10 years                                      -               -                  -                -
  More than 10 years                             4,168            5.61%               296             8.00%
- ------------------------------------------------------------------------------------------------------------
     Total                                     $ 4,168            5.61%           $   296             8.00%
- ------------------------------------------------------------------------------------------------------------
Federal National Mortgage Assn.
  Within 1 year                                      -               -                  -                -
  1 to 5 years                                       -               -                155             8.25%
  5 to 10 years                                      -               -                  -                -
  More than 10 years                               881            5.73%             8,878             8.60%
- ------------------------------------------------------------------------------------------------------------
     Total                                     $   881            5.73%           $ 9,033             8.59%
- ------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage
Corporation
  Within 1 year                                      -               -                  -                -
  1 to 5 years                                       -               -                345             7.03%
  5 to 10 years                                      -               -                526             8.50%
  More than 10 years                                 -               -              3,893             8.50%
- ------------------------------------------------------------------------------------------------------------
     Total                                           0            0.00%           $ 4,764             8.39%
- ------------------------------------------------------------------------------------------------------------
Other:
  Within 1 year                                      -               -                  -                -
  1 to 5 years                                       -               -                  -                -
  5 to 10 years                                      -               -                  -                -
  More than 10 years                            17,375            7.42%                 -                -
- ------------------------------------------------------------------------------------------------------------
     Total                                     $17,375            7.42%                 0             0.00%
- ------------------------------------------------------------------------------------------------------------
Corporate Debt:
  Within 1 year                                      -               -                  -                -
  1 to 5 years                                   5,591            7.64%                 -                -
  5 to 10 years                                  2,861            8.40%                 -                -
  More than 10 years                             1,924            7.69%                 -                -
- ------------------------------------------------------------------------------------------------------------
     Total                                     $10,376            7.86%                 0             0.00%
- ------------------------------------------------------------------------------------------------------------
Preferred Stock:
  Within 1 year                                      -               -                  -                -
  1 to 5 years                                       -               -                  -                -
  5 to 10 years                                      -               -                  -                -
  More than 10 years                                 -               -              6,846             8.05%
- ------------------------------------------------------------------------------------------------------------
     Total                                           0            0.00%           $ 6,846             8.05%
- ------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES:
  WITHIN 1 YEAR                                      -               -                  -                -
  1 TO 5 YEARS                                  30,390            7.14%               500             7.41%
  5 TO 10 YEARS                                  2,861            8.40%               526             8.50%
  MORE THAN 10 YEARS                            24,348            7.07%            19,913             8.38%
============================================================================================================
     TOTAL                                     $57,599            7.17%           $20,939             8.36%
============================================================================================================


DEPOSITS

         Deposits are the Company's major funding source. During fiscal 1995, total deposits grew 17.19 percent from $244.3 million to $286.3 million. The Association uses traditional marketing methods to attract new customers. Its deposit network is served out of nine branches located in the northeast, metropolitan Atlanta counties of DeKalb, Gwinnett and Fulton. During the fiscal year ending March 31, 1995, the number of savings accounts at the Association grew 18 percent from 34,492 to 40,698 accounts. The majority of those additional accounts are a result of the continued trend in consolidation of financial institutions in the metro Atlanta market and the desire of customers to deal with an independent, local financial institution. In addition, in April 1994, the Association purchased the insured deposits of approximately $22.1 million of a branch of Southern Federal Savings Association of Georgia from the Resolution Trust Corporation.

         The growth in deposits was primarily in certificates of deposit with maturities one year or less which grew 54 percent from $81.2 million at March 31, 1994 to $124.7 million at March 31, 1995. Certificates of deposit $100,000 and greater were 8.6 percent of total deposits at March 31, 1994, and 9.7 percent at March 31, 1995. In addition, at March 31, 1995, 36.5 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The Association does not advertise for deposits outside of its local market area. At the same time, the weighted average interest rate on deposits at March 31, 1995 increased 81 basis points from 4.06 percent to 4.87 percent. Demand deposits including NOW accounts, passbook accounts and money market accounts were 29 percent of the Association's deposits at March 31, 1995.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT
OF $100,000 OR MORE
(in thousands)

                                                         CERTIFICATES OF
                                                             DEPOSIT
                                                          MARCH 31, 1995
- ------------------------------------------------------------------------
3 months or less                                             $ 2,810
Over 3 months through 6 months                                 4,425
Over 6 months through 12 months                               10,403
Over 12 months                                                10,156
- ------------------------------------------------------------------------
  Total outstanding                                          $27,794
- ------------------------------------------------------------------------

DEPOSIT MIX

The following table exhibits the Company's composition of deposits at March 31 for the years indicated.

- -------------------------------------------------------------------------------------------------------------------------------
At March 31,                                                            1995                                  1994
- -------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       AMOUNT              % OF TOTAL           Amount         % of Total
- -------------------------------------------------------------------------------------------------------------------------------
2.25% NOW accounts                                          $ 28,244                9.9%             $ 24,609          10.1%
2.50% Passbook accounts                                       43,761               15.3%               52,655          21.6%
2.50% Money Markets                                           10,836                3.8%               12,487           5.1%
Certificate accounts less than $100,000
  2.75%--5.99%                                                87,352               30.5%               99,644          40.8%
  6.00%--7.99%                                                74,873               26.2%               17,378           7.1%
  8.00%--9.99%                                                13,318                4.6%               15,997           6.5%
  10.00%--12.00%                                                 137                0.0%                  559           0.2%
Certificate accounts $100,000 and greater
  ranging between 3.10%--12.00%                               27,794                9.7%               20,968           8.6%
===============================================================================================================================
  Total                                                     $286,315              100.0%             $244,297         100.0%
===============================================================================================================================

AVERAGE DEPOSIT BALANCES AND RATES

The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.

- ----------------------------------------------------------------------------------------------------------------------------------
                                               1995                              1994                           1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                       AVERAGE        AVERAGE           AVERAGE       AVERAGE          AVERAGE          AVERAGE
(dollars in thousands)                   RATE         AMOUNT             RATE          AMOUNT            RATE            AMOUNT
- ----------------------------------------------------------------------------------------------------------------------------------
Demand deposits:
  Passbook accounts                     2.70%        $ 52,850           2.67%        $ 53,784           3.58%           $ 47,660
  NOW checking accounts                 1.71%          28,346           1.73%          22,123           2.52%             18,058
  Money market accounts                 1.43%          20,993           2.44%          12,729           3.08%             13,500
Certificates of deposit                 5.68%         165,708           5.27%         149,569           6.10%            144,707
- ----------------------------------------------------------------------------------------------------------------------------------
     Total                              4.34%        $267,897           4.20%        $238,205           5.09%           $223,925
==================================================================================================================================

BORROWINGS

         The Federal Home Loan Bank system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. Tucker Federal utilizes advances from the Federal Home Loan Bank to fund a portion of its assets. At March 31, 1995, advances were $117.1 million up from $30.8 million at March 31, 1994. The weighted average interest rate on these borrowings was 6.77 percent and 5.76 percent at March 31, 1995 and 1994, respectively. Increased borrowings during fiscal 1995 were used primarily to fund the origination of adjustable rate mortgages for the portfolio. During the third quarter of fiscal 1994, the Company recorded an extraordinary charge of $427,000 (net of income tax benefit of $261,000) due to the early extinguishment of $7.5 million of certain Federal Home Loan Bank advances. This enabled the Company to reduce its cost of funds.

         The table below exhibits the amount of short term borrowings outstanding as well as the weighted average rate at the end of the year. In addition, the maximum amounts outstanding during the year with the weighted average rate and the average balance for the year with the weighted average rate.

SHORT-TERM BORROWINGS

=============================================================================================================
(dollars in thousands)                                 At March 31,             Maximum             Average
- ------------------------------------------------------------------------------------------------------------
1995:
Balances outstanding                                       $108,643            $111,170             $49,355
Weighted average rate                                         6.78%               6.54%               5.79%
- ------------------------------------------------------------------------------------------------------------
1994:
Balances outstanding                                         $3,750             $14,284              $7,435
Weighted average rate                                         4.00%               4.00%               3.35%
- ------------------------------------------------------------------------------------------------------------
1993:
Balances outstanding                                          $ 500             $19,500              $7,913
Weighted average rate                                         3.65%               3.60%               3.63%
============================================================================================================

COLLATERALIZED MORTGAGE OBLIGATIONS

         In December 13, 1984, the Association issued $35,750,000 of 11.25% bonds due November 1, 2004. These bonds were secured by FNMA mortgage-backed securities. On November 1, 1992, the Company repaid the balance of these bonds without penalty. The repayment of these bonds, which carried a higher interest rate, has improved the Company's spread.

SUPERVISION AND REGULATION

GENERAL

         The Company is a savings and loan holding company and, as such, is subject to regulation, examination, supervision and reporting requirements of the OTS and the Georgia Department of Banking and Finance ("DBF"). Tucker Federal is a federally chartered savings institution and is a member of the Federal Home Loan Bank System (the "FHLB System"), subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") governing reserve requirements. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company or the Association.

RECENT LEGISLATION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made a number of reforms affecting the federal depository insurance funds and the operations of federally insured banks and savings institutions and their affiliates. The principal provisions of the FDICIA affecting Tucker Federal include the Qualified Thrift Lender Test (see "Federal Thrift Regulation - Qualified Thrift Lender Test" herein), restrictions on loans to insiders (see "Federal Thrift Regulation - Transactions with Affiliates" herein), auditing and accounting requirements of savings institutions, real estate lending requirements and the powers and authority of the federal regulators, including the OTS (see "Federal Thrift Regulation - Regulatory Capital Requirements" herein).

         In FDICIA, Congress delegated broad rulemaking powers and duties to federal financial institution regulators, including the OTS. The additional supervisory powers and regulations mandated by FDICIA include a "prompt corrective action" program based upon five regulatory categories in which all banks and thrifts are placed, based in large measure on the capital position of the institution (see "Federal Thrift Regulation - Prompt Corrective Regulatory Action" herein). Regulators are empowered to take increasingly harsh action as the financial condition of an institution declines. Various other sections of FDICIA impose substantial new auditing and reporting requirements and expand the roles of independent accountants and outside directors.

         The Georgia Interstate Banking Act was amended in the 1994 session of the General Assembly to eliminate, effective July 1, 1995, the restrictions that limited eligible out-of-state acquirors of Georgia banks and bank holding companies to those financial institutions which held 80% of their total deposits within the "Southern Region" comprised of 11 southern states plus the District of Columbia. The amended Georgia Interstate Banking Act will permit the acquisition of a Georgia financial institution or holding company by any out-of-state bank holding company which has its "principal place of business" in any state that would permit a Georgia-based bank holding company controlling only a Georgia bank to acquire a bank in that state. The 1994 amendments also include an "opt out" provision permitting the board of directors of a Georgia bank or Georgia bank holding company to adopt a resolution to except the institution from being acquired by an out-of-state bank holding company pursuant to the provisions of the Georgia Interstate Banking Act.

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted, generally applying to commercial banks and traditional savings banks, not to OTS regulated savings associations. The Act allows bank holding companies, beginning one year after the enactment of the legislation (i.e., September 29, 1995), to acquire existing banks across state lines, regardless of state statutes. The Act provides a concentration limitation with a nationwide limitation of 10% of total deposits of insured depository institutions in the United States and 30% of total deposits of insured depository institutions in a specific state (where the state has not set a different level). Beginning in June 1997, a bank may also engage in interstate branching by consolidating interstate subsidiaries into branches and merging with a bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to the effective date of the branching provisions. States may also elect to permit interstate branching prior to June 1997. The Act also would permit de novo branching to the extent that a particular state opts into the de novo branching provisions.

         In September 1994, Congress also passed the Riegle Community Development and Regulatory Improvement Act of 1994 which provides for the creation of a Community Development Financial Institution Fund to promote economic revitalization and community development through investment in and assistance to "community development financial institutions." Banks and savings institutions may enter into a "community partnership" with a community development financial institution. The Act also includes provisions designed to enhance small business capital formation and to enhance disclosure with regard to high-cost mortgages for the protection of consumers. In addition, the Act contains more than 50 regulatory relief provisions that apply to banks and savings institutions including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATION

         As the owner of all of the stock of Tucker Federal, the Company is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that Tucker Federal continues to qualify as a "qualified thrift lender." See "- Federal Thrift Regulation - Qualified Thrift Lender Test" herein. In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

         The Company is prohibited from directly or indirectly (i) acquiring control of any savings association or savings and loan holding company without the prior written approval from the OTS; (ii) acquiring another savings association or savings and loan holding company, or all or substantially all of the assets of any such association or holding company, without the prior written approval from the OTS; (iii) acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary; or (iv) acquiring control of a financial institution the deposits of which are not insured by the FDIC. Control of a savings association or a savings and loan holding company is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the association or holding company or controls in any manner the election of a majority of the directors of the association or the holding company. Control of a savings association is rebuttably presumed to exist if, among other things, a person (i) acquires more than 10% of any class of voting stock or more than 25% of any class of stock of the association and (ii) is subject to any of certain specified "control factors."

FEDERAL THRIFT REGULATION

         COMMUNITY REINVESTMENT ACT

           The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. Historically, each institution was required to prepare and make available a CRA Statement for each of its local communities that included a delineation of the communities served and a list of the specified types of credit offered to the communities. Additionally, each institution was required to maintain for public inspection a public comment file that included written comments from the public on its CRA Statement or its performance in meeting community credit needs.

         On May 4, 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. Wholesale and limited purpose institutions will be examined under a community development test. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

         Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA, to promote enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. Tucker Federal received a "satisfactory" rating on the most recent performance evaluation of its CRA efforts by the OTS.

         Congress and various federal agencies responsible for implementing fair lending laws have been increasingly active with regard to discriminatory lending practices. In March 1994, those federal agencies announced a Joint Policy Statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the Policy Statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, where a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based upon a prohibited factor, even where there is no showing that the treatment was motivated by intention to discriminate; and
(iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral in appearance and applied equally. Lenders are particularly uncertain about the application of the "disparate impact" criteria by virtue of the vague nature of the Policy Statement. The Policy Statement notes that "the precise contours of the law on disparate impact as it applies to lending discrimination are under development."

         FEDERAL HOME LOAN BANK SYSTEM

         GENERAL Tucker Federal is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks ("FHLBs") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

         Tucker Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Tucker Federal is in compliance with this requirement with an investment in FHLB of Atlanta stock at March 31, 1995 of $5,984,000.

         ADVANCES FROM FEDERAL HOME LOAN BANK Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. A FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. Tucker Federal is authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing. As of March 31, 1995, Tucker Federal had advances from the FHLB of Atlanta totaling $117,143,000 at interest rates ranging from 6.23% to 6.97%.

         As required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FHFB adopted a final regulation on October 15, 1991, establishing standards of community investment or service for FHLB members to maintain continued access to long-term advances. This Community Support Regulation ("CSR") requires a FHLB review of a member's community support activities, including the member's public evaluation under the CRA and information on efforts to assist first-time home buyers. Members with "outstanding" or "satisfactory" CRA evaluations generally will be considered to have satisfied the community support requirements of the CSR. Members with less satisfactory CRA ratings are required to fulfill a community support action plan, with measurable goals for the following year, in order to maintain eligibility for long-term FHLB advances. Tucker Federal meets the standard for community support under the CSR.

         QUALIFIED THRIFT LENDER TEST

         Historically, the amount of advances which might be obtained by a member institution from the FHLB has been subject to the institution's compliance with a qualified thrift lender ("QTL") test. Pursuant to FIRREA, as of July 1, 1991, a savings institution was required to have "Qualified Thrift Investments" equal to 70% of its "Portfolio Assets" on a regular basis for each two-year period beginning July 1, 1991. In order to remain in compliance, Tucker Federal must maintain 65% of its total Portfolio Assets in Qualified Thrift Investments. Contrary to prior regulations, this level must be maintained on a monthly average basis in nine out of every twelve months. For purposes of the Qualified Thrift Lender Test, "Portfolio Assets" equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20% of the savings institution's total assets. "Qualified Thrift Investments" include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and
(v) shares of FHLB stock owned by the savings institution. Subject to a 20%-of-Portfolio Assets limitation, Qualified Thrift Investments also include 50% of the dollar amount of domestic residential mortgage loans originated and sold within 90 days of origination, consumer loans (up to a maximum of 10% of Portfolio Assets), investments in certain subsidiaries, loans for the purchase or construction of schools, churches, nursing homes and hospitals, shares of stock issued by the FHLMC or the FNMA and 200% of investments and loans for low-to-moderate income housing and certain other community oriented investments.

         A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a Qualified Thrift Lender may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. Tucker Federal's Qualified Thrift Investments as of March 31, 1995 were approximately $318,750,000 million, or 75.77% of its portfolio assets at that date. Tucker Federal expects to remain in compliance with the QTL test.

         LIQUIDITY REQUIREMENTS

         Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage, currently 5%, of its net withdrawable savings deposits plus short-term borrowings. These regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified minimum percentage, currently 1%, of the total of its net withdrawable accounts and borrowings payable in one year or less. At March 31, 1995, the short-term and long-term liquidity ratios of Tucker Federal were 1.62% and 3.69%, respectively.

         INSURANCE OF ACCOUNTS

         GENERAL Deposits at Tucker Federal are insured to a maximum of $100,000 for each insured depositor by the FDIC through the Savings Association Insurance Fund ("SAIF"). As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe or unsound practices, including the violation of applicable laws and regulations.

         The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The FDIC may revalue assets of an institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

         Pursuant to FIRREA, an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC. When a conversion is permitted, each insured institution participating in the conversion must pay an "exit fee" to the insurance fund it is leaving and an "entrance fee" to the insurance fund it is entering. FIRREA established a "moratorium" on such conversions, however, until the later of August 9, 1994 or the date on which the SAIF first meets or exceeds its designated reserve ratio. To date, the SAIF has not met the designated reserve ratio for the fund and currently is not expected to do so until 2002.

         The FDIC is allowed to approve a conversion, however, under certain exceptions to the moratorium. FIRREA also provides, generally, that the moratorium on insurance fund conversions shall not be construed to prohibit a SAIF member from converting to a bank charter during the moratorium, as long as the resulting bank remains a SAIF member during that period. Similarly, FIRREA also provides that, under certain circumstances, bank holding companies may merge or consolidate the assets and liabilities of savings institutions with, or transfer such assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve.

         INSURANCE PREMIUMS AND REGULATORY ASSESSMENTS As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against Tucker Federal would generally depend upon the amount of Tucker Federal's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25% of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "under capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. These rates range from $.23 per $100 of domestic deposits to $.31 per $100 of domestic deposits. Tucker Federal's risk classification is "well capitalized" based on March 31, 1995 data, and its SAIF assessment rate is .23% for 1995, resulting in an expense of approximately $607,000 for 1995.

         In February 1995, the FDIC issued a proposal to lower the deposit insurance premium paid by BIF insured institutions to $.04 per $100 of deposits for the highest rated institutions to $.31 per $100 of deposits for the weakest institutions. Under the proposal, SAIF premiums would remain the same. The proposal would cause the Company to be at a cost disadvantage to BIF insured institutions. In addition, the FDIC is considering a range of other proposals related to the BIF and SAIF funds. Under some of these proposals, SAIF insured institutions could be subject to a special assessment.

         In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During 1995, Tucker Federal paid $84,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

         REGULATORY CAPITAL REQUIREMENTS

         GENERAL OTS capital regulations pursuant to FIRREA became effective on December 7, 1989, and established capital standards applicable to all savings institutions. They include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. Subject to certain exceptions and a phase-in period, each of these capital standards must be no less stringent than the capital standards applicable to national banks, although the risk-based capital requirement for savings institutions may deviate from the risk-based capital standards applicable to national banks to reflect interest rate risk or other risks if the deviations in the aggregate do not result in materially lower levels of capital being required of savings institutions than would be required of national banks. The following table reflects Tucker Federal's compliance with its regulatory capital requirements at March 31, 1995

                                                     Tucker Federal Capital

                              OTS Requirement                                      Excess Capital
- --------------------------------------------------------------------------------------------------------
                                              % of                      % of                       % of
(dollars in thousands)        Dollars        assets     Dollars        assets      Dollars        assets
- --------------------------------------------------------------------------------------------------------
Tangible capital              $ 6,768         1.5%      $29,616         6.6%       $22,848         5.1%
Core capital                   13,600         3.0%       29,616         6.6%        16,016         3.6%
Risk-based capital             25,093         8.0%       32,977        10.5%         7,884         2.5%

FDICIA establishes five classifications for institutions based upon the capital requirements. Each appropriate federal banking agency, such as the OTS for Tucker Federal, must establish by regulation the parameters of each such classification. Based on final regulations promulgated by the OTS, Tucker Federal is considered well capitalized. Failure to maintain that status could result in greater regulatory oversight or restrictions on Tucker Federal's activities.

         CORE CAPITAL AND TANGIBLE CAPITAL The OTS requires a savings institution to maintain "core capital" in an amount not less than 3.0% of the savings institution's adjusted total assets. Unless the OTS adopts a more stringent definition, "core capital" means core capital as defined by the Office of the Comptroller of the Currency for national banks (generally, common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits, and minority interests in consolidated subsidiaries, less certain intangible assets), less any unidentifiable intangible assets, (except (i) purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost, or the amortized book value as determined under generally accepted accounting principles, and (ii) qualifying supervisory goodwill) and investments in certain "non-permissible subsidiaries" as determined by regulation. The amount of qualifying supervisory goodwill that may be included in core capital was phased out between January 1992 and January 1995, and as of January 1, 1995, will no longer be included in core capital. At March 31, 1995, Tucker Federal had no supervisory goodwill.

         The tangible capital requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means core capital less (i) any intangible assets (including supervisory goodwill, but not including readily marketable purchased mortgage servicing rights included in core capital) and (ii) amounts invested in, and loaned to, subsidiaries engaged in activities not permissible for a national bank.

         Prior to July 1994, a declining percentage of the aggregate amount of investments in and extensions of credit to a savings institution's subsidiaries engaged in activities not permissible for a national bank, with certain exceptions, may be included in capital. Commencing July 1, 1994, however, such investments and extensions of credit generally must be deducted from the savings institution's capital in determining compliance with the capital requirements. Tucker Federal had no investments in or extensions of credit to subsidiaries engaged in non-permissible activities at March 31, 1995.

         Most national banks will be required to maintain a level of core capital of at least 100 to 200 basis points above the 3.0% minimum level. Because OTS capital standards may not be less stringent than those for national banks, savings institutions will be required to maintain core capital levels at least as high as national banks. At March 31, 1995, Tucker Federal's core capital and its tangible capital was 6.6%.

         RISK-BASED CAPITAL The OTS capital regulations required savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0%. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes, among other things, cumulative preferred stock, mandatory convertible securities, subordinated debt and allowance for loan and lease losses of up to 1.25% of total risk-weighted assets. The amount of supplementary capital counted towards satisfaction of the total capital requirement may not exceed 100% of core capital. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. A proposed OTS modification of this regulation would discontinue consideration of the factor described in clause
(i), above, in determining total risk-weighted assets for purposes of the risk-based capital requirements. As of March 31, 1995, Tucker Federal's ratio of total capital to total risk-weighted assets was 10.5%.

         FDICIA directs the OTS and other federal banking agencies to revise their risk-based capital standards to ensure that the standards (i) take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, and (ii) reflect the actual performance and expected risk of loss of multifamily mortgages. Effective January 1, 1994, savings institutions with an "above-normal" degree of interest rate risk are required to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2%, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2%, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2% multiplied by the market value of its assets. Management believes that Tucker Federal's interest rate risk is within the normal range. Effective January 17, 1995, the OTS also revised its risk-based capital standards to provide that a savings association's concentration of credit risk and risks arising from nontraditional activities, as well as the institution's ability to manage those risks, would also be considered in determining whether a higher individual capital requirement should be imposed.

         CAPITAL DISTRIBUTIONS In addition to the above restrictions, the OTS has issued a regulation limiting "capital distributions" by OTS-regulated savings institutions (the "Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for the OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirements. An association meeting the Tier 1 capital criteria but that has been notified that it is in need of more than normal supervision will be treated as a Tier 2 or Tier 3 association unless the OTS determines that such treatment is not necessary to ensure the association's safe and sound operation.

         A "Tier 2" association is authorized, without OTS approval, to make capital distributions during a calendar year of up to 75% of its net income over the most recent four-quarter period if its current capital satisfies the 8% fully phased-in risk-based capital requirement, and 50% of its net income over the most recent four-quarter period if its current capital satisfies the 7.2% risk-based capital requirement that became effective on January 1, 1991. Any prior distributions by a Tier 2 association in the preceding four quarters must be deducted from the total amount of distributions allowable, and any distribution in excess of these amounts must be approved in advance by the OTS. A Tier 2 association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement but does not meet the fully phased-in capital requirement. The current minimum risk-based capital requirement applicable to savings institutions is the 8% fully phased-in capital requirement.

         A "Tier 3" association is not authorized to make any capital distribution without prior written approval from the OTS, unless the capital distribution is consistent with the association's capital plan filed with and approved by the OTS. A Tier 3 association is defined as an association that has current capital less than its minimum capital requirement.

         The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by the regulation.

         The Company currently pays cash dividends on its Common Stock on a quarterly basis. Because the Common Stock of the Association is the Company's only significant asset, however, the ability of the Company to pay dividends on its Common Stock is dependent upon the Association paying a dividend on the Common Stock of the Association to the Company. The Association currently is in compliance with the fully phased-in regulatory capital requirements and therefore is a Tier 1 institution. The Board of Directors of the Association, however, periodically reviews its dividend policy, and any payment of cash dividends on the Common Stock of the Association in the future will depend upon the Association's debt and equity structure, earnings and other factors, including economic conditions, regulatory restrictions and the tax considerations noted below.

         Earnings appropriated to bad debt reserves established for federal income tax purposes may not be used for the payment of dividends without potential adverse tax consequences. See "Taxation" herein.

         PROMPT CORRECTIVE REGULATORY ACTION

         FDICIA requires the federal banking regulators to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the Federal bank regulatory agencies for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, would be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limitations; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, restrictions on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of the institution could not receive bonuses or increases in compensation without prior approval and the institution would be prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal bank regulatory agency, which may not be less than 2% tangible equity nor more than 65% of the minimum leverage capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance funds. Unless appropriate findings and certifications are made by the appropriate bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. These new capital requirements and applicable federal banking regulations became effective one year after enactment of FDICIA (i.e., December 19, 1992). If a savings institution is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or becomes subject to the restrictions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

         STANDARDS FOR SAFETY AND SOUNDNESS

         FDICIA requires the Federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (iv) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal bank regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. On November 18, 1993, the Federal bank regulatory agencies published for comment proposed regulations regarding such standards for safety and soundness.

         FEDERAL RESERVE SYSTEM REQUIREMENTS The FRB requires depository institutions to maintain non-interest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on the first $51.9 million of net transactions, plus 10% on the remainder. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Members of the FHLB System also are authorized to borrow from the FRB "discount window" subject to restrictions imposed by FRB regulations. Federal Reserve policy, however, generally requires that a savings institution exhaust its FHLB resources before borrowing from the Federal Reserve. Tucker Federal had no discount window borrowings from the Federal Reserve as of March 31, 1995.

         LOANS TO ONE BORROWER

         In general, FIRREA subjects savings institutions to the loans-to-one borrower restrictions applicable to national banks. With certain exceptions, the statutory provision limiting the ability of national banks to make loans to a single borrower is now applicable to savings institutions in the same manner and to the same extent as it applies to national banks. In general, national banks may make loans to one borrower equal to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The Association's loans to one borrower limitation at March 31, 1995 under the calculation was in excess of $5,500,000. FIRREA provides for certain exceptions to this general requirement. A savings institution may make loans to one borrower of up to $500,000 for any purpose. A savings institution may make loans to one borrower of up to the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus to develop domestic residential housing units if the purchase price per single family unit is $500,000 or less, the OTS approves the making of the loans, the institution is and continues to be in compliance with its fully phased-in capital requirements, the loans comply with applicable loan-to-value requirements and loans to all borrowers made under this higher limit do not, in the aggregate, exceed 150% of the institution's unimpaired capital and unimpaired surplus. A savings institution may not utilize more than one of these exceptions with respect to the same borrower. FIRREA also provides that a savings institution can make loans to one borrower in amounts up to 50% of unimpaired capital and unimpaired surplus to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith. However, pursuant to its authority to impose more stringent requirements on savings institutions to protect safety and soundness, the OTS has promulgated a rule limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. The rule provides, however, that purchase money mortgages received by a savings institution to finance the sale of such real property do not constitute "loans" (provided the savings institution does not advance new funds to the borrower and the institution is not placed in a more detrimental position holding the loan than holding the real estate) and, therefore, are not subject to the loan to one borrower limitations. Tucker Federal is currently in compliance with the limitations on loans to one borrower.

CHANGE OF CONTROL

         FIRREA extended the scope of the Change in Bank Control Act ("CIBCA") to savings institutions and savings and loan holding companies and concurrently repealed the Change in Savings and Loan Control Act of 1978. The CIBCA now requires persons who at any time intend to acquire control of an insured savings institution to give 60 days' prior written notice to the "appropriate Federal banking agency." The OTS is the "appropriate Federal banking agency" for savings institutions and savings and loan holding companies. Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation by the OTS. Control for these purposes exists when the acquiring party has voting control of more than 25% of the institution's voting stock or the power to direct the management or policies of an institution.

         Under existing OTS regulations, control of a savings association is conclusively presumed to exist if, among other things, a person (including a group acting in concert) acquires more than 25% of any class of voting stock of the association or controls in any manner the election of a majority of the directors of the association. Control of a savings association is rebuttably presumed to exist if, among other things, a person (i) acquires more than 10% of any class of voting stock or more than 25% of any class of stock and (ii) any of the following "control factors" exist: (1) the acquiror would be one of the two largest holders of any class of voting stock; (2) the acquiror would hold more than 25% of the total shareholders' equity; (3) the acquiror would hold more than 35% of the combined debt securities and shareholders' equity;
(4) the acquiror is party to any agreement (i) pursuant to which the acquiror possesses a material economic stake resulting from a profit-sharing arrangement, use of common names, facilities or personnel, or the provision of essential services; or (ii) that enables the acquiror to influence a material aspect of the management or policies, other than agreements to which the insured institution is a party where the restrictions are customary under the circumstances and in the case of an acquisition agreement, apply only during the period the acquiror is seeking OTS approval to acquire the institution, prohibit transactions between the acquiror and the insured institution and their respective affiliates without regulatory approval during the pendency of the application process, and contain no material forfeiture provisions applicable in the event the acquisition is not approved or not approved by a specified date; (5) the acquiror would have the ability, other than through the holding of revocable proxies, to direct the votes of more than 25% of a class of the voting stock or to vote more than 25% of a class of voting stock in the future upon the occurrence of a future event; (6) the acquiror would have the power to direct the disposition of more than 25% of the voting stock in a manner other than a widely dispersed or public offering; (7) the acquiror and/or the acquiror's representatives or nominees would constitute more than one member of the board of directors, or (8) the acquiror or a nominee or management official of the acquiror would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief financial officer or in any position with similar policy-making authority. There are also rebuttable presumptions in the regulations concerning whether a group "acting in concert" exists, including presumed action in concert among members of an "immediate family."

         NONRESIDENTIAL REAL ESTATE LOANS LIMIT

         The pre-FIRREA limit for investments by a savings institution in nonresidential real estate (i.e., loans secured by nonresidential real property) was 40% of assets. The post-FIRREA limit is 400% of the savings institution's total capital. Management of Tucker Federal believes that this limit does not affect Tucker Federal's lending activities.

         INVESTMENT PORTFOLIO POLICY

         Effective April 1, 1990, the OTS implemented a rule to clarify the application of GAAP to investments held by savings institutions. Under this rule, savings institutions, including Tucker Federal, are required to classify their securities in one of three categories: securities purchased or held for investment, for sale or for trading. Securities held for investment may be carried at amortized cost if the institution has documented the intent and ability to hold the securities until maturity. Those being held for sale must be carried at the lower of cost or market. Those securities held for trading must be valued at market value. Furthermore, the rule requires the boards of directors of savings institutions to adopt an investment policy and monitor the institution's compliance with the policy.

         CORPORATE DEBT SECURITIES BELOW INVESTMENT GRADE

         FIRREA prohibits savings institutions and their subsidiaries from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. A transition rule provides that any such security held on August 9, 1989 must be divested as quickly as can be prudently done, as determined by the FDIC, consistent with safety and soundness and in light of relevant market conditions, and in any event not later than July 1, 1994. No such securities may be acquired after August 9, 1989, other than by an affiliate (or in the case of a mutual savings institution, a separately capitalized subsidiary). Affiliates, by definition, must be separately capitalized and will be subject to appropriate "fire wall" protections under other provisions of law, such as Section 23A of the Federal Reserve Act. Legislative history states the Congressional intent that securities subject to divestment under this provision not be treated, for regulatory accounting purposes, as securities "held for sale." Tucker Federal does not own any corporate debt securities below investment grade.

         BROKERED DEPOSITS

         Under current law, as interpreted by the FDIC, an insured depository institution that is not "well capitalized" may not accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis but only upon finding that the institution is adequately capitalized and that such use of brokered deposits does not constitute an unsafe or unsound practice. FDIC regulations define a "well capitalized depository institution" as an institution that (i) has a ratio of total capital to risk-weighted assets of not less than 10%; (ii) has a ratio of Tier 1 capital to risk-weighted assets of not less than 6%; (iii) has a ratio of Tier 1 capital to total book assets of not less than 5%; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level for any measure of capital.

         TRANSACTIONS WITH AFFILIATES

         Pursuant to FIRREA, savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member bank. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates in an amount equal to 20% of such capital and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

         Four additional rules apply to savings institutions under FIRREA. Tucker, a savings institution may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings institution may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary). Third, a savings institution and its subsidiaries may not purchase a low quality asset from an affiliate unless the institution or subsidiary, pursuant to an independent credit evaluation, committed to purchase the assets prior to the time the asset was acquired by the affiliate. Finally, the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings institutions but may not exempt transactions from or otherwise abridge Sections 23A or 23B. Exemptions from Sections 23A or 23B may be granted only by the Federal Reserve as is currently the case with respect to all FDIC-insured banks.

         FIRREA also makes Section 22(h) of the Federal Reserve Act, governing loans to insiders, applicable to savings institutions and authorizes the OTS to impose additional loan-to-insider restrictions upon savings institutions on a case-by-case basis. In general, Section 22(h), which was substantially amended by the FDICIA, prohibits a bank from making loans or extending credit: (i) to any executive officer, director or principal shareholder of the bank, the bank's holding company or any subsidiary of the bank's holding company or to any related interest of such a person, where the loan amount or extension of credit, when aggregated with other loans to that person and all related interests of that person, would exceed 15% of a bank's unimpaired capital and unimpaired surplus for loans that are not fully secured by "readily marketable collateral" and an additional 10% of such capital and surplus for loans fully secured by such collateral; and (ii) to any of such executive officers, directors, principal shareholders or related interests in an amount exceeding that prescribed in a regulation issued by the appropriate Federal banking agency, unless the loan or extension of credit is pre-approved by a majority of the entire board of directors with the interested party abstaining from participating directly or indirectly in the voting. The current "prior approval" aggregate loan amount per insider under the Federal Reserve's applicable regulation is the higher of $25,000 or 5% of the institution's unimpaired capital and unimpaired surplus.

         Section 22(h) also (i) requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of repayment or present other unfavorable features and (ii) establishes an aggregate limit on the total amount of credit that a bank may extend to all executive officers, directors, principal shareholders and related interests, which limit is equal to the bank's unimpaired capital and unimpaired surplus.
Section 22(h) authorizes the Federal Reserve to establish a more stringent aggregate limit by regulation and to make exceptions to the aggregate limit under certain circumstances. Additionally, with certain exceptions, Section 22(h) prohibits a bank from paying an overdraft on an account of an executive officer or director at such bank. FDICIA also makes Section 22(g) of the Federal Reserve Act applicable to savings institutions. Section 22(g) sets forth additional restrictions on a bank's ability to extend credit to its executive officers. At March 31, 1995, Tucker Federal was in compliance with the restrictions on loans to insiders.

         REGULATORY AND CRIMINAL ENFORCEMENT PROVISIONS OF FIRREA

         FIRREA contains several changes to existing regulatory and criminal enforcement provisions. The major applicable provisions expand the reach of the bank regulatory agencies' civil enforcement authority to include, in addition to directors, officers, employees and agents, any "institution-affiliated party" of a depository institution; clarify and enhance the authority of the agencies to order restitution or reimbursement in a cease-and-desist order; unify removal provisions by the regulators and allow the agencies to proceed with a removal or prohibition action when an institution has been harmed without requiring the agencies to quantify the harm or prejudice; authorize the agencies to take enforcement actions against culpable institution-affiliated parties who depart from an institution within six years of the departure date; increase the maximum amount for civil money penalties ("CMPs") and expand the grounds for imposing them; increase the criminal penalty to up to $1 million and five years' imprisonment for violations of a removal order; impose a three-tier level of CMPs for both failure to file or the late filing of call reports and other information and filing any false or misleading report or information; permit the FDIC to take particular enforcement actions against savings institutions if, after the FDIC notifies the OTS, the OTS does not itself take such action; require publication of formal enforcement orders issued by the agencies; shorten the period from 120 days to 30 days for agency notice for termination of deposit insurance; and increase the maximum prison term for banking-related offenses. Additionally, the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 further enhanced the ability of financial institution regulators and the United States Department of Justice to prosecute financial institution-related crimes and to recover from those involved in such crimes.

         CONSUMER PROTECTION AND OTHER LAWS AND REGULATIONS

         Tucker Federal is also subject to various laws and regulations dealing generally with consumer protection matters including without limitation the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Association Secrecy Act and fair housing laws. Tucker Federal may be subject to potential liability under these laws and regulations for material violations.

         STATE REGULATION

         As a federally chartered savings institution, Tucker Federal generally is not subject to those provisions of Georgia law governing state chartered financial institutions or to the jurisdiction of the Department of Banking and Finance ("DBF"). The DBF interprets the Georgia Bank Holding Company Act, however, to require the prior approval of the DBF for any acquisition of control of any savings institution (whether chartered by state or federal authority) located in Georgia.

         The DBF also interprets the Georgia Bank Holding Company Act to include savings and loan holding companies as "bank holding companies", thus giving the DBF the authority to make examinations of the Company and any subsidiaries and to require periodic and other reports. Existing DBF regulations do not restrict the business activities or investments of the Company or Tucker Federal.

         State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending in which Tucker Federal engages, such as making loans of $3,000 or less, are subject to interest rate limitations.

PERSONNEL As of March 31, 1995, the Company and the Association had 339 employees, including 296 full-time and 43 part-time employees. The employees are not represented by a collective bargaining unit. The Company and the Association believe a favorable relationship exists with their employees.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES.
         Not Applicable.

ITEM 2.  PROPERTIES

         The principal executive offices of the Company are located at 4305 Lynburn Drive in Tucker, Georgia and are owned by the Association.

         The main office of Tucker Federal Savings and Loan Association is located at 2355 Main Street in Tucker, Georgia. The Association conducts its business through nine branch locations in DeKalb, Fulton and Gwinnett counties in Georgia. Two of the branch locations are leased under operating leases. The Roswell office lease expires in November 1995 and has no option to renew. The Northlake office ground lease expires in 2002 and has an option to renew. The remaining branch properties are owned by the Association. In addition, the Association purchased property and is constructing another branch located in Cherokee County, Georgia, called Towne Lake. Management anticipates this location will be completed and open for business within the year.

         The Prime Lending division of Tucker Federal operates eleven mortgage origination offices located Aiken, Columbia, North Augusta and Sumter, South Carolina, Jacksonville and St. Augustine, Florida, Augusta, Hinesville, Savannah and Warner Robins Georgia and Chattanooga, Tennessee. Each of these offices are leased under operating leases. The Augusta office is under a month to month lease. The Savannah office has a three year lease which expires in 1997 and has an option to renew. The Hinesville office has a five year lease which expires in 1998 and has an option to terminate. The Warner Robins office lease expires in 1995 and has an option to renew. The Chattanooga office lease expires in 1995. The Aiken office lease expires in 1996. The St. Augustine and Jacksonville office leases expire in 1996.

         Atlanta Mortgage Services ("AMS") has leased offices located in Atlanta and Stockbridge, Georgia. The AMS office in Atlanta is leased under an operating lease until 1998 and has an option to renew. The Stockbridge lease expires in 1996 and is renewable.

         AT&T Global Information Systems maintains all accounting records for the Association's deposits and loans. The Association's general ledger and other accounting needs are met with micro computers. The net book value of the Company's investment in premises and equipment less accumulated depreciation totaled $8.3 million at March 31, 1995. See Note 4 to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company, the Association or any subsidiary is a party or to which any of their property is subject, other than ordinary, routine litigation incident to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The information contained under the section captioned "Common Stock Prices and Dividends" in the Company's 1995 Annual Report to Stockholders ("the Annual Report") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and the Report of Independent Public Accountants contained in the section captioned "Financial Statements" in the Annual Report, and the supplementary financial data contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" in the Annual Report, are incorporated herein by reference. The report of Independent Public Accountants on the Consolidated Financial Statements for the years ended March 31, 1994 and 1993 is included as exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         KPMG Peat Marwick LLP was engaged as independent accountants to the Company for the fiscal year ended March 31, 1994. On June 28, 1994, the Board of Directors changed the Company's independent accountants for the fiscal year ended March 31, 1995 from KPMG Peat Marwick LLP to Arthur Andersen LLP, which appointment was ratified by the shareholders of the Company.

         The accountants report on the financial statements of the Company for the fiscal year ended March 31, 1994 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The accountants report was modified, in fiscal year 1994, due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" on April 1, 1993, and the adoption of SFAS No. 115, " Accounting for Certain Investments in Debt and Equity Securities" at March 31, 1994. For the fiscal year ended March 31, 1994 and the subsequent interim period preceding such change of independent accountants, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the fiscal year ended March 31, 1994 and the subsequent interim period preceding such change of independent accountants, there were no "reportable events" as that term is defined in the regulations of the Commission.

         In addition, the Company did not during its two most recent fiscal years prior to engaging Arthur Andersen LLP consult with Arthur Andersen LLP regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the financial statements of the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Board of Directors and the Executive Officers of the Company and the Association, the information contained under the section captioned "PROPOSAL ONE-Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained under the section captioned "PROPOSAL ONE-Election of Directors; Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the sections captioned "PROPOSAL ONE-Election of Directors" and "Ownership of Equity Securities", of the Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the section captioned "PROPOSAL ONE-Election of Directors" and "Compensation of Executive Officers - Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
A.       Financial Statements

         1.      Reports of Independent Public Accountants
                           Arthur Andersen LLP
                           KPMG Peat Marwick LLP

         2.      Eagle Bancshares, Inc. and Subsidiaries
                           Consolidated Statements of Financial Condition as of
                                 March 31, 1995 and 1994
                           Consolidated Statements of Operations for the Years
                                 Ended March 31, 1995, 1994, and 1993
                           Consolidated Statements of Stockholders' Equity for
                                 the Years Ended March 31, 1995, 1994, and 1993
                           Consolidated Statements of Cash Flows for the Years
                                 Ended March 31, 1995, 1994, and 1993
                           Notes to Consolidated Financial Statements

B.       FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

C.       Exhibits

         3 (a)     Restated Articles of Incorporation of Eagle
                           Bancshares, Inc. (Incorporated by reference from Registrant's report on Form 10-Q for the quarter ended December 31, 1988 filed as Exhibit 3).

         3 (b)     Bylaws of Eagle Bancshares, Inc. as
                           amended October 3, 1991. (Incorporated
                           by reference from the Registrant's report on Form 10-Q for the quarter ended
                           September 30, 1991 filed as Exhibit 3(b)).

         3 (c)     Articles of Amendment to Restated Articles of
                           Incorporation adopted September 19, 1991
                           (Incorporated by reference from Registrant's report on Form 10-Q for the quarter ended September 30, 1991 filed as Exhibit 3 (a)).

         10 (a)  Restatement and Amendment by the Entirety of the
                           Tucker Federal Savings and Loan Association Profit Sharing Plan (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended March 31,1988 filed as Exhibit 10 (a)).

         10 (b)  Eagle Bancshares, Inc. Stock Option and
                           Incentive Plan (Incorporated by reference from the Registrant's Registration
                           Statement on Form S-8, filed as
                           Exhibit 10.1) *

         10 (c)  Tucker Federal Savings and Loan Association
                           Employee Stock Ownership Plan (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 filed as
                           Exhibit 10 (c)). *

         10 (d) Second Amendment to the Tucker Federal Savings
                           and Loan Association Profit

                           Sharing Plan (Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 filed as Exhibit 10 (d)).*


         10 (e)  Employment Agreement between Richard B. Inman, Jr.
                           and Tucker Federal Savings and Loan Association*

         10 (f)  Employment Agreement between Betty Petrides
                           and Tucker Federal Savings and Loan Association *

         10 (g)  Employment Agreement between Conrad J. Sechler, Jr.
                            and Eagle Service Corporation*

         10 (h)  Tucker Federal Savings and Loan Association
                            Directors' Retirement Plan*

         10 (i)  Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive
                            Plan*

         11      Computation of per share earnings

         13      Eagle Bancshares, Inc. 1995 Annual Report to Stockholders

         13.1    KPMG Peat Marwick LLP report on March 31, 1994 and 1993
                           consolidated Financial Statements

         21      Subsidiaries of the Registrant

         23      Consents of Independent Public Accountants
                           a)  Arthur Andersen LLP

         27      Financial Data Schedule (for SEC use only)

                 * THE REFERENCED EXHIBIT IS A COMPENSATORY CONTRACT, PLAN OR ARRANGEMENT.

         d.      Reports on Form 8-K
                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC.

June 28, 1995                             By: /s/ Conrad J. Sechler, Sr.
                                             ---------------------------
                                                  Conrad J. Sechler, Sr.
                                                  Chief Executive Officer and
                                                  Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 1995                             By: /s/ Zelma B. Martin
                                             --------------------
                                                  Zelma B. Martin
                                                  Principal Financial and
                                                  Accounting Officer

June 28, 1995                             By: /s/ Conrad J. Sechler, Sr.
                                             ---------------------------
                                                  Conrad J. Sechler, Sr.
                                                  Chairman of the Board

June 28, 1995                             By: /s/ Charles J. Alford, Jr.
                                             ---------------------------
                                                  Charles J. Alford, Jr.
                                                  Director

June 28, 1995                             By: /s/ Richard B. Inman, Jr.
                                             ---------------------------
                                                  Richard B. Inman, Jr.
                                                  Director

June 28, 1995                             By: /s/ Conrad J. Sechler, Jr.
                                             ---------------------------
                                                  Conrad J. Sechler, Jr.
                                                  Director

                             EAGLE BANCSHARES, INC.

                               INDEX OF EXHIBITS

Exhibit
Number           Description                                                            Page No.
- -------          -----------                                                            --------
3 (a)            Restated Articles of Incorporation of
                           Eagle Bancshares, Inc. (Incorporated
                           by reference from Registrant's report
                           on Form 10-Q for the quarter ended
                           December 31, 1988 filed as Exhibit 3).


3 (b)            Bylaws of Eagle Bancshares, Inc. as
                           amended October 3, 1991. (Incorporated
                           by reference from the Registrant's report
                           on Form 10-Q for the quarter ended
                           September 30, 1991 filed as Exhibit 3(b)).

3 (c)            Articles of Amendment to Restated Articles of
                           Incorporation adopted September 19, 1991
                           (Incorporated by reference from Registrant's
                           report on Form 10-Q for the quarter ended
                           September 30, 1991 filed as Exhibit 3 (a)).

10 (a)           Restatement and Amendment by the Entirety of the
                           Tucker Federal Savings and Loan Association
                           Profit Sharing Plan (Incorporated by reference
                           from the Registrant's Annual Report on Form 10-K
                           for the year ended March 31,1988 filed as Exhibit 10 (a)).

10 (b)           Eagle Bancshares, Inc. Stock Option and
                           Incentive Plan (Incorporated by reference
                           from the Registrant's Registration
                           Statement on Form S-8, filed as
                           Exhibit 10.1) *

10 (c)           Tucker Federal Savings and Loan
                           Association Employee Stock Ownership
                           Plan (Incorporated by reference from
                           the Registrant's Annual Report on Form
                           10-K for the year ended March 31, 1990 filed as
                           Exhibit 10 (c)). *

10 (d)           Second Amendment to the Tucker Federal
                           Savings and Loan Association Profit
                           Sharing Plan  (Incorporated by reference
                           from the Registrant's Annual Report on Form
                           10-K for the year ended March 31, 1990 filed as
                           Exhibit 10 (d)). *

10 (e)           Employment Agreement between Richard B. Inman, Jr.
                           and Tucker Federal Savings and Loan Association*

10 (f)           Employment Agreement between Betty Petrides
                           and Tucker Federal Savings and Loan Association *

10 (g)           Employment Agreement between Conrad J. Sechler, Jr.
                            and Eagle Service Corporation*

10 (h)           Tucker Federal Savings and Loan Association
                            Directors' Retirement Plan*

10 (i)           Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive Plan*

11               Computation of per share earnings

13               Eagle Bancshares, Inc. 1995 Annual Report to Stockholders

13.1             KPMG Peat Marwick LLP report on March 31, 1994 and 1993
                           consolidated Financial Statements

21               Subsidiaries of the Registrant

23               Consents of Independent Public Accountants
                           a)  Arthur Andersen LLP

27               Financial Data Schedule (for SEC use only)