Form 10-Q
period 1995-06-30
EAGLE BANCSHARES INC
filed 1995-08-14
CIK 783604

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995
                                                           -------------
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from             to
                                                         -------------  --------
      Commission file number  0-14379
                             ---------

                            EAGLE BANCSHARES, INC.
     --------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                  58-1640222
-------------------------------               ------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

         4305 Lynburn Drive, Tucker, Georgia           30084-4441
       -----------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                (404) 908-6690
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      Not Applicable
    ----------------------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                      SINCE LAST REPORT.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                -------      ------

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

Yes          No         NOT APPLICABLE
    -----       ------                -----------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Class                       Outstanding at July 31, 1995
-------------------               ----------------------------
Common Stock, $1.00 Par Value         1,556,100 shares

                          Index of Exhibit on Page 15

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995
                               TABLE OF CONTENTS

                                                                 Page
                                                                Number

PART I.   Financial Information

      Item 1.   Financial Statements

                Consolidated Statements of
                Financial Condition at
                June 30, 1995 and March 31, 1995                     3

                Consolidated Statements of Income -
                Three months ended June 30, 1995 and 1994            4

                Consolidated Statements of Cash Flows -
                Three months ended June 30, 1995 and 1994            5

                Notes to Consolidated Financial Statements           7


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8

PART II.  Other Information

      Item 1.   Legal Proceedings                                   12

      Item 2.   Changes in Securities                               12

      Item 3.   Defaults upon Senior Securities                     12

      Item 4.   Submission of Matters to a Vote of
                    Security Holders                                12

      Item 5.   Other Information                                   12

      Item 6.   Exhibits and Reports on Form 8-K                    12

      Signatures                                                    14

      Index of Exhibits                                             15

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(in thousands except per share data)


                                                      JUNE 30,   March 31,
                                                        1995        1995
--------------------------------------------------------------------------
ASSETS:
Cash and amounts due from banks                       $  7,650    $  6,214
Interest-bearing deposits                                   85         144
Loans receivable held for sale                          48,369      41,220
Investment securities available for sale                20,440      20,939
Investment securities held to maturity                  56,620      57,599
Loans receivable, net                                  319,553     303,906
Stock in Federal Home Loan Bank, at cost                 6,291       5,984
Premises and equipment                                   9,161       8,299
Real estate acquired in settle of loans, net               583         615
Real estate held for development and sale                8,918       6,620
Accrued interest receivable                              3,236       2,996
Other assets                                             4,431       2,781
--------------------------------------------------------------------------
  Total assets                                        $485,337     457,317
--------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES:
Deposits                                              $305,754     286,315
Advance payments by borrowers for
 property taxes and insurance                            2,230       2,187
Federal Home Loan Bank advances                        117,125     119,953
Deferred income taxes                                      586         441
Drafts outstanding                                      20,238      10,778
Accrued expenses and other liabilities                   4,656       4,007
--------------------------------------------------------------------------
  Total liabilities                                    450,589     423,681
--------------------------------------------------------------------------

STOCKHOLDERS EQUITY:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
  1,707,000 and 1,694,500 issued in
   June and March, respectively                          1,707       1,695
Additional paid-in capital                               8,298       8,200
Retained earnings, substantially restricted             25,753      25,075
Net unrealized gain on investment
 securities available for sale                             319          46
Employee Stock Ownership Plan (ESOP) debt                    -         (11)
Unamortized restricted stock                              (253)       (293)
Treasury stock, 150,900 shares at cost                  (1,076)     (1,076)
--------------------------------------------------------------------------
  Total stockholders equity                             34,748      33,636
--------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $485,337    $457,317
--------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME

(Unaudited)                               Three Months Ended
(in thousands except per share data)           June 30,
                                            1995      1994
------------------------------------------------------------
Interest income:
   Interest on loans                         $8,376   $5,608
   Interest on  mortgage-backed
    securities                                  439      511
   Interest on investment securities
    and other interest earning assets         1,177      915
------------------------------------------------------------
          Total interest income               9,992    7,034
------------------------------------------------------------

Interest expense:
   Interest on deposits                       3,782    2,654
   Interest on borrowings                     1,867      447
------------------------------------------------------------
          Total interest expense              5,649    3,101
------------------------------------------------------------

   Net interest income                        4,343    3,933
Provision for loan losses                         -      182
------------------------------------------------------------
   Net interest income after
          provision for loan losses           4,343    3,751
------------------------------------------------------------

Other income:
   Mortgage production fees                   1,065    1,069
   Service charges                              157      139
   Gain on sale of loans                          -       71
   Gain on sale of mortgage-backed
    securities                                    -       14
   Miscellaneous                                474      383
------------------------------------------------------------
          Total other income                  1,696    1,676
------------------------------------------------------------

Other expenses:
   Salaries and employee benefits             2,704    2,506
   Net occupancy expense                        499      455
   Provision for losses on real estate owned      -       10
   Federal insurance premium                    160      144
   Marketing Expense                            102       86
   Data processing                              266      190
   Miscellaneous                                651      587
------------------------------------------------------------
          Total other expenses                4,382    3,978
------------------------------------------------------------

   Income before income taxes                 1,657    1,449
Income tax expense                              590      550
------------------------------------------------------------
Net income                                   $1,067   $  899
------------------------------------------------------------
EARNINGS PER SHARE                             $.69     $.58
------------------------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

Three Months ended June 30,                 1995       1994
-------------------------------------------------------------
Cash flows from operating activities:
  Net income                              $  1,067   $    899
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation, amortization and accretion     913        196
  Provision for loan losses                      -        182
  Provision for losses on real estate
   owned                                         -         10
  Loss (gain) on sale of real estate            11         (8)
  Gain on sale of loans                          -        (71)
  Gain on sale of mortgage-backed
   securities                                    -        (14)
  Amortization of restricted stock award        40        110
  Amortization of deferred loan fees          (424)      (474)
  Proceeds from sale of loans receivable    80,528     80,576
  Originations of loans held for sale      (87,677)   (75,687)
  Changes in assets and liabilities:
    (Increase) decrease in accrued
     interest receivable                      (240)      (723)
    Decrease (increase) in other assets     (1,775)    (1,641)
    Increase (decrease) in drafts
      outstanding                            9,460      1,813
    Increase (decrease) in accrued expense
      and other liabilities                    794       (485)
-------------------------------------------------------------
        Net cash provided by (used in)    $  2,697   $  4,683
         operating activities
-------------------------------------------------------------


Cash flows from investing activities:
  Purchase of investment securities
   available for sale                            -     (9,112)
  Proceeds from sale of investment
   securities available for sale                 -      5,123
  Purchases of investment securities
   held to maturity                              -    (22,192)
  Principle payments received on
   investments available for sale              447      1,362
  Principle payments received on
   investments held to maturity                836        416
  Proceeds from maturities of
   investment securities held to maturity        -      1,000
  Proceeds from maturities of investment
    securities available for sale              464          -
  Loan originations, net of repayments     (15,403)   (13,666)
  Purchases of loans receivable                  -     (3,395)
  Proceeds from sale of real estate
   acquired in settlement of loans              58        516
  Purchases of FHLB stock                     (307)         -
  Purchase of premises and equipment        (1,506)      (777)
  Additions to real estate held for
   development and sale                     (2,298)         -
-------------------------------------------------------------
    Net cash (used in) provided by
     investing activities                 $(17,709)  $(40,725)
-------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)
(in thousands)


Three Months ended June 30,                1995       1994
-------------------------------------------------------------

Cash flows from financing activities:
  Net change in time deposits               22,100     12,111
  Net change in demand deposit accounts     (2,661)    11,424
  Repayment of FHLB advances and other
   borrowings                              (87,787)   (20,961)
  Proceeds from FHLB advances and other
   borrowings                               84,959     33,479
  Dividends paid                              (386)      (302)
  Principal reduction of ESOP debt              11         53
  Proceeds from exercise of stock options      110         37
  Increase (decrease) in advance payments
   from borrowers for property
   taxes and insurance                          43        701
-------------------------------------------------------------
   Net cash (used in) provided by
    financing activities                    16,389     36,542
-------------------------------------------------------------
   Net (decrease) increase in cash and
    cash equivalents                         1,377        500
Cash and cash equivalents at beginning
 of year                                     6,358      7,858
-------------------------------------------------------------
Cash and cash equivalents at end of
 period                                   $  7,735   $  8,358
-------------------------------------------------------------



-------------------------------------------------------------
Supplemental disclosure of cash paid
 during period for:
-------------------------------------------------------------
  Interest                                $  5,739   $  3,060
-------------------------------------------------------------
  Income taxes                            $    530   $    520
-------------------------------------------------------------
Supplemental schedule of noncash
 investing and financing activities:
-------------------------------------------------------------
  Acquisition of real estate in
   settlement on loans                    $    258   $    203
-------------------------------------------------------------
  Loans made to finance real estate       $    295   $    575
-------------------------------------------------------------




See accompanying notes to consolidated financial statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995


A.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1995, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996.



B.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS:

Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------



LIQUIDITY AND CAPITAL RESOURCES

The Companys Asset and Liability Committee manages liquidity to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals and other Company needs. Traditional sources of liquidity include deposits, FHLB advances and payments on loans. Savings deposits are highly dependent upon market and other conditions largely outside the Company's control; while loan principal repayments are a relatively stable source of funds. The Companys deposits increased 6.8% during the quarter from $286,315,000 at March 31, 1995 to $305,754,000 at June 30, 1995. This increase was primarily in certificates of deposit with maturities of one year or less.

Under current regulations, the Association is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Association has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At June 30, 1995, the Association's liquidity ratio was 5.2%.

Beginning April 1, 1995, the Company formed an operating subsidiary, PrimeEagle Mortgage and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans, permanent mortgage loans and Small Business Administration loans (SBA). The permanent mortgage and SBA loans are sold to investors. During the current quarter, PrimeEagle Mortgage originated approximately $88,000,000 first mortgage loans and $81,000,000 were sold and funded by investors. During the quarter ended June 1994, $76,000,000 first mortgage loans were originated and approximately $81,000,000 were funded by investors. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $19.3 million at June 30, 1995 from $5.7 million at March 31, 1995.

REGULATORY CAPITAL

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) of 1989 established minimum capital requirements for thrift institutions. FIRREA requires savings and loan associations to have core capital of at least 3% of total assets and tangible capital of at least 1.5% of total assets. Additionally, institutions are required to meet a risk-based capital requirement consisting of 8% of the value of risk weighted assets. The Association's regulatory capital exceeds each of the above mentioned capital requirements and allows Tucker Federal to be classified as a Well Capitalized Institution under current OTS standards. Management anticipates that the Association will continue to meet the capital requirements.

At June 30, 1995 the Association's regulatory capital and the required minimum amount according to FIRREA are summarized as follows:


---------------------------------------------------
                      Regulatory  Required  Excess
                       Capital    Capital   Capital
---------------------------------------------------

Tangible Capital         $30,412   $ 7,174  $23,238
Core Capital             $30,412   $14,348  $16,064
Risk-based Capital       $33,800   $26,889  $ 6,911
---------------------------------------------------


RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1995 was $1,067,000 or $.69 per share compared to $899,000 or $.58 per share for the three month period ended June 30, 1994. The increase in net income is attributable to an increase in net interest income and a reduced provision for loan losses. Net interest income increased 10% for the quarter ending June 30, 1995, to $4,343,000 from $3,933,000 for the quarter ending June 30, 1994. The increase is primarily the result of an increase in loans receivable.

NET INTEREST SPREAD

A major factor influencing the profitability of the Company is the difference between the interest earned on assets and the interest paid on liabilities. This is referred to as the "net interest spread". The Company's net interest spread changes due to the repricing of assets and liabilities at different times in the economic cycle. Since this time last year the Companys net interest spread decreased 80 basis points to 3.74% for the three months ended June 30, 1995 from 4.54% for the three months ended June 30, 1994.

The decreasing trend in the Company's net interest spread was anticipated by management as the cost of interest bearing liabilities increased beginning in early 1995. The overall interest earned on interest earning assets increased 37 basis points from 8.81% for the three months ended June 30, 1994 to 9.18% for the same period ended June 30, 1995. Additionally, the cost of interest bearing liabilities increased 117 basis points from 4.27% for the three months ended June 30, 1994 to 5.44% for the three months ended June 30, 1995.

 The following table summarizes the net interest spread for the periods indicated.


                                                           Three Month Period
                                                                  Ended
                                                                 June 30,
                                                             1995       1994
                                                       -------------------------
Weighted average yield on all interest earning assets        9.18%      8.81%
Weighted average cost of all interest  bearing liabilities   5.44%      4.27%
--------------------------------------------------------------------------------
Net interest spread                                          3.74%      4.54%
--------------------------------------------------------------------------------

OTHER INCOME

Other income remained virtually unchanged at $1,696,000 for the three months ended June 30, 1995 compared to $1,676,000 for the three months ended June 30, 1994. The largest portion of the Companys non-interest income is generated by mortgage banking activities and mortgage production fees. Mortgage production fees represented 63 percent of total other income for the quarter ending June 30, 1995 versus 64 percent for the same quarter ended June 30, 1994. These fees are directly correlated to the volume of loans originated and sold. Loans sold and funded in the secondary market remained unchanged for the first quarter ended June 30, 1995 and June 30, 1994 at $81,000,000.

For the three month period ended June 30, 1994, the Company sold mortgage-backed securities from it available for sale portfolio of approximately $5.1 million. The gain recorded on the sales was $14,000. The Company did not record any gains from the sale of loans or mortgage-backed securities for the same period ended June 30, 1995. Management does not rely on the sale of loans and mortgage-backed securities as a continuing source of income.

OTHER EXPENSES

Other expenses increased 10.2% for the three month period ended June 30, 1995 to $4,382,000 compared to $3,978,000 for the comparable period ending June 30, 1994. The increase is in part due to the increase in salaries and benefits from $2,506,000 for the first quarter ended June 30, 1994 to $2,704,000 for the first quarter ended June 30, 1995. The increase is caused by the addition of new loan production staff . In addition, the Companys data processing expense increased as a result of the growth in the number of checking accounts and the loan servicing portfolio.

RESERVE FOR LOAN LOSSES

Asset quality at June 30, 1995, showed continuing strength with nonperforming assets to total assets at 0.22% compared to 0.27% at March 31, 1995. As a result, no provision for loan losses was recorded. Loan loss reserves totaled $3,388,000 at June 30, 1995 and $3,362,000 at March 31, 1995. At June 30, 1995,
reserves represented 1.1% of loans receivable and real estate owned and 180.25% of problem assets. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Association's loan portfolio. The following table summarizes problem assets for the periods indicated.

NON-ACCRUAL LOANS & REAL ESTATE OWNED

                                               June 30,          March 31,        March 31,        March 31,        March 31,
(dollars in thousands)                          1995               1995             1994            1993               1992
                                        -----------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate                         $   487              603              780            2,057            1,051
Commercial real estate                                -                -                -                -                -
Consumer                                              -                -                7                -               87
---------------------------------------------------------------------------------------------------------------------------
Total                                           $   487              603              787            2,057            1,138
---------------------------------------------------------------------------------------------------------------------------
Potential problem loans                             810              954                -            2,165                -
Loans contractually delinquent 90
 days & still accruing                                -                -                -                -                -
Troubled debt restructurings                          -                -                -                -                -
---------------------------------------------------------------------------------------------------------------------------
Total problem loans                             $ 1,297            1,557              787            4,222            1,138
---------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                          $   583              615              671            2,137            3,696
---------------------------------------------------------------------------------------------------------------------------
Total problem assets                            $ 1,880            2,172            1,458            6,359            4,834
---------------------------------------------------------------------------------------------------------------------------
Total problem assets/
        Total assets                                .39%             .47%             .46%            1.98%            1.60%
---------------------------------------------------------------------------------------------------------------------------
Loan loss reserve/
    Total problem assets                         180.25%          154.79%          229.70%           38.06%           18.45%
---------------------------------------------------------------------------------------------------------------------------


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The 1995 Annual Meeting of Shareholders of Eagle Bancshares, Inc. was held on July 20, 1995. A total of 1,307,576 shares of common stock which equals 84.11% of the 1,554,600 shares outstanding as of the record date were represented in person or by proxy. The Board of Directors submitted three proposals to be voted upon by shareholders:
         (i) the election of Weldon A. Nash, Jr. and Conrad J. Sechler, Jr. to serve as Directors for a three year term; (ii) the approval of the 1995 Employees Stock Incentive Plan; and (iii) the ratification of the Board of Directors' appointment of Arthur Anderson LLP to serve as independent auditors for the fiscal year ending March 31, 1996. Weldon
         A. Nash, Jr. and Conrad J. Sechler, Jr. were elected to serve as Directors for a three year period and until their successors are duly elected and qualified. Shareholder votes for the election of Directors are set forth below :

                                                              Broker
                                      For        Withheld     Nonvotes
                                   ---------     --------     --------
          Weldon A. Nash, Jr.      1,086,076      221,500      None
          Conrad J. Sechler, Jr.   1,269,513       38,063      None

          The Directors whose names are set forth below will continue to serve for the remainder of their terms, as indicated.

          Director                 Term Expires*
          --------                 -------------
          Richard B. Inman, Jr.         1996
          Charles J. Alford, Jr.        1996
          Conrad J. Sechler, Sr.        1996
          George G. Thompson            1998
          Richard J. Burrell            1998

          * The term of office will expire on the later of the date of the annual meeting of shareholders for the year indicated when their replacements are duly elected and qualified.

          The shareholders approved the 1995 Employees Stock Incentive Plan with 915,050 voting for, 102,056 voting against, 24,254 abstaining from voting and 266,216 broker nonvotes.

         The appointment by the Board of Directors of Arthur Andersen to serve as independent auditors for the fiscal year ending March 31, 1996, was ratified by the shareholders. The shareholders voted 1,303,985 for Arthur Andersen, 1421 voted against and 2,170 abstained from voting.

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ----------------------------------

        (11)  Computation of per share earnings

        Reports on Form 8-K
        None

                                 SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EAGLE BANCSHARES, INC.
                                         (Registrant)


Date:  August 14, 1995      /s/ Conrad J. Sechler, Sr.
                            --------------------------
                            Conrad J. Sechler, Sr.
                            Chairman of the Board,
                            Chief Executive Officer
                            and Duly Authorized
                            Representative


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  August 14, 1995      /s/ Zelma B. Martin
                            --------------------
                            Zelma B. Martin
                            Principal Financial and
                            Accounting Officer



Date:  August 14, 1995      /s/ Conrad J. Sechler, Sr.
                            --------------------------
                            Conrad J. Sechler, Sr.
                            Chairman of the Board

                                 EAGLE BANCSHARES, INC.

                                 INDEX OF EXHIBITS

Exhibit
Number         Description                                    Page No.
-------        -----------------------------------------     ---------
11             Computation of per share earnings                 16

                                       15