Form 10-Q
period 1995-09-30
EAGLE BANCSHARES INC
filed 1995-11-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 1995


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the transition period from ...............  to.....................
Commission file number  0-14379
                      -----------

                            EAGLE BANCSHARES, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                      58-1640222
  -------------------------------                      ----------------
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    4305 Lynburn Drive, Tucker, Georgia                      30084-4441
  ----------------------------------------             ----------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (770)-908-6690
            -------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  Not Applicable
       -----------------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
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

Yes          No            NOT APPLICABLE
    -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at October 31, 1995
-----------------------------             -------------------------------
Common Stock, $1.00 Par Value                    1,556,100 shares

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I.      Financial Information

    Item 1.  Financial Statements

             Consolidated Statements to Financial Condition
             at September 30, 1995 and March  31, 1995                      3

             Consolidated Statements of Income - Three and
             Six Months ended September 30, 1995 and 1994                   4

             Consolidated Statements of Cash Flows - Three months
             ended September 30, 1995 and 1994                              5

             Notes to Consolidated  Financial Statements                    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of  Operations                           9


PART II.     Other Information

    Item 1.  Legal Proceedings                                             15

    Item 2.  Changes in Securities                                         15

    Item 3.  Defaults upon Senior  Securities                              15

    Item 4.  Submission of Matters to a Vote of
             Security Holders                                              15

    Item 5.  Other Information                                             15

    Item 6.  Exhibits and Reports on Form 8-K                              15

    Signatures                                                             16

    Index of Exhibits                                                      17

                            EAGLE BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF
                              FINANCIAL CONDITION



(Unaudited)
-----------                                         SEPTEMBER 30, March 31,
(in thousands except per share data)                    1995        1995
--------------------------------------------------------------------------
Assets:
Cash and amounts due from banks                       $  9,586    $  6,214
Interest-bearing deposits                                7,225         144
Loans receivable held for sale                          65,572      41,220
Investment securities available for sale                19,767      20,939
Investment securities held to maturity                  56,022      57,599
Loans receivable, net                                  335,348     303,906
Stock in Federal Home Loan Bank, at cost                 6,753       5,984
Premises and equipment                                   9,861       8,299
Real estate acquired in settlement of
 loans, net                                                541         615
Real estate held for development and sale                8,419       6,620
Accrued interest receivable                              3,350       2,996
Other assets                                             5,749       2,781
--------------------------------------------------------------------------
Total assets                                          $528,193    $457,317
--------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
Deposits                                              $327,660    $286,315
Advance payments by borrowers for
 property taxes and insurance                            1,786       2,187
Federal Home Loan Bank advances                        137,014     119,953
Deferred income taxes                                      610         441
Drafts outstanding                                      20,845      10,778
Accrued expenses and other liabilities                   4,581       4,007
--------------------------------------------------------------------------
  Total liabilities                                    492,496     423,681
--------------------------------------------------------------------------


Stockholders' equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
  1,707,000 and 1,694,500 issued in
   September and March, respectively                     1,707       1,695
Additional paid-in capital                               8,298       8,200
Retained earnings, substantially restricted             26,625      25,075
Net unrealized gain on investment securities               357          46
Employee Stock Ownership Plan (ESOP) debt                    -         (11)
Unamortized restricted stock                              (214)       (293)
Treasury stock, 150,900 shares at cost                  (1,076)     (1,076)
--------------------------------------------------------------------------
  Total stockholders' equity                            35,697      33,636
--------------------------------------------------------------------------

Total liabilities and stockholders' equity            $528,193    $457,317
--------------------------------------------------------------------------


                            EAGLE BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)                                Three Months Ended    Six Months Ended
-----------                                   September 30,        September 30,
(in thousands except per share data)         1995        1994      1995     1994
----------------------------------------------------------------------------------
Interest income:
  Interest on loans                          $ 9,090     $6,085   $17,466  $11,693
  Interest on mortgage-backed securities         419        483       858      994
  Interest on investment securities and
   other interest earning assets               1,129      1,105     2,306    2,020
----------------------------------------------------------------------------------
     Total interest income                    10,638      7,673    20,630   14,707
----------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                         4,171      2,776     7,953    5,430
  Interest on borrowings                       1,916        720     3,783    1,167
----------------------------------------------------------------------------------
     Total interest expense                    6,087      3,496    11,736    6,597
----------------------------------------------------------------------------------

  Net interest income                          4,551      4,177     8,894    8,110
Provision for loan losses                         54        189        54      371
----------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                   4,497      3,988     8,840    7,739
----------------------------------------------------------------------------------

Other income:
  Mortgage production fees                     1,486        851     2,551    1,920
  Service charges                                195        153       352      292
  Gain on sale of real estate held for
   development and sale                          345          -       345        -
  Gain on sale of loans                           81        535        81      606
  Gain on sale of mortgage-backed
   securities                                      -          -         -       14
  Miscellaneous                                  332        401       753      784
----------------------------------------------------------------------------------
     Total other income                        2,439      1,940     4,082    3,616
----------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits               3,047      2,403     5,751    4,909
  Net occupancy expense                          533        441     1,032      896
  Marketing expense                              127         89       229      175
  Federal insurance premium                      169        152       329      296
  Data processing                                339        202       605      392
  Miscellaneous                                  820        735     1,418    1,332
----------------------------------------------------------------------------------
     Total other expenses                      5,035      4,022     9,364    8,000
----------------------------------------------------------------------------------

  Income before income taxes                   1,901      1,906     3,558    3,355
Income tax expense                               641        727     1,231    1,277
----------------------------------------------------------------------------------

Net income                                   $ 1,260     $1,179   $ 2,327  $ 2,078
----------------------------------------------------------------------------------

Net income per share                           $0.81      $0.75     $1.50    $1.33
----------------------------------------------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
-----------
(in thousands)
--------------
Six Months ended September 30,                           1995        1994
---------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $   2,327   $   2,078
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation, amortization and accretion                  599         416
  Provision for loan losses                                  54         371
  Provision for losses on real estate owned                   -          10
  Loss (gain) on sale of real estate
   held for development and sale                           (345)          -
  Loss (gain) on sale of real estate
   acquired in settlement of loans                          (39)         (7)
  Gain on sale of loans                                     (81)       (606)
  Gain on sale of mortgage-backed
   securities                                                 -         (14)
  Amortization of restricted stock award                     79         149
  Amortization of deferred loan fees                       (814)       (917)
  Proceeds from sale of loans
   receivable held for sale                             186,729     172,473
  Originations of loans held for sale                  (211,000)   (163,389)
  Changes in assets and liabilities:
    (Increase) decrease in accrued
     interest receivable                                   (354)       (679)
    Decrease (increase) in other assets                  (3,173)     (3,517)
    Increase (decrease) in drafts outstanding            10,067       3,807
    Increase (decrease) in accrued expense
      and other liabilities                                 743        (603)
---------------------------------------------------------------------------
        Net cash provided by (used in) operating
          activities                                  $ (15,208)  $   9,572
---------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of investment securities
   available for sale                                          -      (9,112)
Proceeds from sale of investment
   securities available for sale                               -       5,123
Purchases of investment securities
   held to maturity                                            -     (22,192)
Principle payments received on investments
   available for sale                                      1,183       2,594
Principle payments received on investments
   held to maturity                                        1,659         812
Proceeds from maturities of investment
   securities held to maturity                                 -       2,000
Proceeds from maturities of investment
   securities available for sale                             464           -
Loan originations, net of repayments                     (30,907)    (43,386)
Purchases of loans receivable                                  -      (2,268)
Proceeds from sale of loans receivable                         -       2,804
Proceeds from sale of real estate
   acquired in settlement of loans                           173         516
Purchases of FHLB stock                                   (1,048)          -
Redemption of FHLB stock                                     279           -
Purchase of premises and equipment                        (2,039)     (1,037)
Additions to real estate held for
   development and sale                                   (1,454)          -
----------------------------------------------------------------------------
   Net cash (used in) provided by                      $ (31,690)  $ (64,146)
     investing activities
---------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


(Unaudited)
-----------
(in thousands)
--------------


Six Months ended September 30,              1995       1994
--------------------------------------------------------------

Cash flows from financing activities:
  Net change in time deposits             $  44,095   $ 15,999
  Net change in demand deposit accounts      (2,750)     4,932
  Repayment of FHLB advances and other
   borrowings                              (136,545)   (65,471)
  Proceeds from FHLB advances and other
   borrowings                               153,606     96,835
  Dividends paid                               (775)      (639)
  Principal reduction of ESOP debt               11         79
  Proceeds from exercise of stock options       110         37
  Increase (decrease) in advance payments
    from borrowers for property taxes and
    insurance                                  (401)       226
--------------------------------------------------------------
   Net cash (used in) provided by
    financing activities                     57,351     51,998
--------------------------------------------------------------
   Net (decrease) increase in cash and
    cash equivalents                         10,453     (2,576)
Cash and cash equivalents at beginning
 of year                                      6,358      7,858
--------------------------------------------------------------
Cash and cash equivalents at end of
 period                                   $  16,811   $  5,282
--------------------------------------------------------------



--------------------------------------------------------------
Supplemental disclosure of cash paid
 during period for:
--------------------------------------------------------------
  Interest                                $  11,763   $  6,686
--------------------------------------------------------------
  Income taxes                            $     932   $  1,490
--------------------------------------------------------------
Supplemental schedule of noncash
 investing and financing activities:
--------------------------------------------------------------
  Acquisition of real estate in
   settlement on loans                    $     280   $    203
--------------------------------------------------------------
  Loans made to finance real estate       $     340   $    575
--------------------------------------------------------------




See accompanying notes to consolidated financial statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995


A.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1995, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996.

B.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS:

Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

C.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". For fiscal years beginning after December 15, 1994, SFAS 114 requires impaired loans to be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. A valuation allowance equivalent to the amount of the impairment is required for all loans determined to be impaired. In October 1994, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends certain requirements of SFAS 114 regarding interest income recognition on impaired loans and clarifies related disclosure requirements. SFAS No. 118 is to be implemented concurrently with SFAS No. 114. The Company adopted SFAS 114 and SFAS 118 on April 1, 1995, and there was no impact to the consolidated financial statements. For further information see the Impaired Loan Schedule in Management's Discussion and Analysis of Financial Condition and Results of Operation.

The company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") as of March 1994. In conjunction with the adoption of SFAS No. 115, the Company classified all investments in equity securities and certain mortgage-backed securities as available for sale. Pursuant to SFAS No. 115, the Company has presented such investments and mortgage-backed securities at estimated fair value with the unrealized gain or (losses) on such securities, net of income taxes, disclosed as a separate component of shareholders' equity. In October 1995, the Financial Accounting Standards Board ("FASB") voted to allow reclassification of any portion of an enterprises' held-to-maturity debt security portfolio without "tainting". Without this FASB action, "tainting" could cause all held-to-maturity securities to be reclassified as available-for-sale. The decision was made during the FASB's process of issuing the FASB Special Reports, A Guide to Implementation of Statement 115. The Guide clarifies certain aspects of Statement 115, and as a result, the FASB deemed the one-time window as necessary. The reclassification "window" opens concurrent with implementation of the Guide, but no later than December 31, 1995, regardless of an enterprises year end. Implementation can occur no earlier than release of the Guide, expected to be mid-November 1995. The Company's management is currently evaluating the impact a one-time reclassification associated with SFAS No. 115 will have on its financial statements.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," as an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS No. 122 addresses the accounting for purchased and originated mortgage servicing rights and is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others regardless of whether their servicing rights are acquired through either the purchase or origination of mortgage loans. The statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights purchased before adoption of SFAS No. 122. Impairment should be recognized through a valuation allowance. The Company's mortgage banking segment, PrimeEagle Mortgage generates revenues through fees for various services including application and origination as well as through the gain or loss on sale of loans to third parties and from the sale of mortgage servicing rights. Service release premiums are the largest component of mortgage production fees. Fluctuations in the value of servicing rights impact management's decision to retain or sell servicing. SFAS No. 122 does not have an effect on the Company's financial statements as substantially all of its permanent loans are sold on a servicing released basis.

D.  PROPOSED LEGISLATION

There is proposed legislation before the Congress regarding the merging of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Associations deposits are insured by the SAIF. The current legislation, which if enacted, would result in a one-time assessment of approximately 85-90 basis points to be charged on SAIF deposits prior to the merger of the funds. If current legislation is enacted, based on the Company's deposit base at September 30, 1995, management estimates the assessment would be approximately $2.7 million to $2.9 million. Based on an effective tax rate of 38%, the impact to the financial statements would be approximately $1.7 million to $1.8 million. Any assessment will depend on enactment of final legislation which is expected to occur by December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------



LIQUIDITY AND CAPITAL RESOURCES

The Company's Asset and Liability Committee manages liquidity to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals and other Company needs. Traditional sources of liquidity include deposits, FHLB advances and payments on loans. Savings deposits are highly dependent upon market and other conditions largely outside the Company's control; while loan principal repayments are a relatively stable source of funds. The Company's deposits increased 14.4% during the quarter from $286,315,000 at March 31, 1995 to $327,660,000 at September 30, 1995. This increase was primarily in certificates of deposit with maturities of one year or less.

Under current regulations, the Association is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Association has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At September 30, 1995, the Association's liquidity ratio was 5.11%.

Beginning April 1, 1995, the Company formed an operating subsidiary, PrimeEagle Mortgage and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans, permanent mortgage loans and Small Business Administration loans (SBA). The permanent mortgage and SBA loans are sold to investors. Permanent originations increased 29% to $211 million compared to $163 million for the same six month period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $22.3 million at September 30, 1995 from $5.7 million at March 31, 1995.

REGULATORY CAPITAL

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) of 1989 established minimum capital requirements for thrift institutions. FIRREA requires savings and loan associations to have core capital of at least 3% of total assets and tangible capital of at least 1.5% of total assets. Additionally, institutions are required to meet a risk-based capital requirement consisting of 8% of the value of risk weighted assets. At September 30, 1995 the Association's regulatory capital and the required minimum amount according to FIRREA are summarized as follows:



                      Regulatory  Required  Excess
                       Capital    Capital   Capital
---------------------------------------------------
Tangible Capital         $31,671   $ 7,818  $23,853
Core Capital             $31,671   $15,648  $16,023
Risk-based Capital       $35,094   $30,707  $ 4,387
---------------------------------------------------


RESULTS OF OPERATIONS

Net income for the three and six months ended September 30, 1995 was $1,260,000 and $2,327,000 compared to $1,179,000 and $2,078,000 for the same period ended September 30, 1994. The increase in net income is attributable to an increase in net interest income, as a result of a 44% increase in loans, a declining interest spread and a reduced provision for loan losses. Net interest income increased 14% for the six month period ending September 30, 1995, to $8,840,000 from $7,739,000 for the same period ending September 30, 1994.

NET INTEREST SPREAD

A major factor influencing the profitability of the Company is the difference between the interest earned on assets and the interest paid on liabilities. This is referred to as the "net interest spread". The Company's net interest spread changes due to the repricing of assets and liabilities at different times in the economic cycle. Since this time last year the Company's net interest spread decreased 85 basis points to 3.68% for the period ended September 30, 1995 from 4.53% for the same period ended September 30, 1994.

The decreasing trend in the Company's net interest spread was anticipated by management as the cost of interest bearing liabilities increased beginning in early 1995. The overall interest earned on interest earning assets increased 30 basis points from 8.86% for the six months ended September 30, 1994 to 9.16% for the same period ended September 30, 1995. Additionally, the cost of interest bearing liabilities increased 115 basis points from 4.33% for the six months ended September 30, 1994 to 5.48% for the six months ended September 30, 1995.

 The following table summarizes the net interest spread for the periods indicated.


                                                         Six Month Period Ended
                                                              September 30,
                                                             1995       1994
                                                         -----------------------
Weighted average yield on all interest earning assets        9.16%      8.86%
Weighted average cost of all interest bearing liabilities    5.48%      4.33%
--------------------------------------------------------------------------------
Net interest spread                                          3.68%      4.53%
--------------------------------------------------------------------------------

OTHER INCOME

Other income increased 13% for the current six month period to $4,082,000 compared to $3,616,000 for the same period ended September 30, 1994. The largest portion of the Company's non-interest income is generated by mortgage banking activities and mortgage production fees. Mortgage production fees represented 63 percent of total other income for the six month period ending September 30, 1995 versus 53 percent for the same six month period ended September 30, 1994. These fees are directly correlated to the volume of loans originated and sold. Additionally, the ratio of mortgage production fees to loans sold in the secondary market increased to 137 basis points for the current six month period from 111 basis points for the same period last year. Loans sold and funded in the secondary market increased for the first six months of the current year to $187 million from $172 million for the same period ended September 30, 1994.

During the six month period ended September 30, 1995, the Company recorded a gain on sale of loans of $81,000. During the six month period ended September 30, 1994, the Company recorded a gain on sale of loans of $606,000 and a gain on the sale of mortgage-backed securities of $14,000. The gain on sale of loans recorded during the first six months in 1994, was primarily attributable to the sale of a multi-family loan acquired from the Resolution Trust Corporation. In addition, the company recorded gains from the sale of leases and the guaranteed portion of a SBA loan. Management does not rely on the sale of loans and mortgage-backed securities as a continuing source of income.

During the three month period ended September 30, 1995, the Company recorded a gain of $345,000 on the sale of real estate held for development and sale. The Company has invested in three projects which are classified as real estate held for development and sale on the consolidated balance sheet. Two are single family real estate development projects which are in various phases of development. One located in Cobb County, Georgia, is a 48 lot subdivision and development is completed. During the quarter 24 lots were sold and a gain of $339,000 was recorded. The second is a 325 lot subdivision located in Forsyth County, Georgia. Phase one of this development is substantially complete. During the quarter 21 lots in Phase one were sold and a gain of $6,000 was recorded. The third is a low income housing development in which the Company is a limited partner. This project was undertaken primarily for the benefit of receiving low income housing tax credits. These tax credits will reduce tax expense, providing certain tenant criteria is met, in proportion to the occupancy level of the project. As of September 30, 1995, this project was completed and was 95% occupied. The tax credits of $2.5 million will be recognized over the next 10 years.

OTHER EXPENSES

Other expenses increased 17.0% for the six month period ended September 30, 1995 to $9,364,000 compared to $8,000,000 for the comparable period ending September 30, 1994. The increase is in part due to the increase in salaries and benefits from $4,909,000 for the six months September 30, 1994 to $5,751,000 for the six months ended September 30, 1995. The increase is caused by the addition of new loan production staff. In addition, the Company's data processing expense increased as a result of the growth in the number of checking accounts and the loan servicing portfolio.

RESERVE FOR LOAN LOSSES

Asset quality at September 30, 1995, showed continuing strength with nonperforming assets to total assets at 0.23% compared to 0.27% at March 31, 1995. The company set aside an additional $54,000 of additional reserves for possible loan losses during the quarter ended September 30, 1995 versus $189,000 for the six month period ended September 30, 1994. Loan loss reserves totaled $3,455,000 at September 30, 1995 and $3,362,000 at March 31, 1995. Management
believes that the reserves for losses on loans are adequate based upon management's continuing evaluation of the various risks associated with the Company's loan portfolio. The following table summarizes problem assets for the periods indicated.

NON-ACCRUAL LOANS & REAL ESTATE OWNED

                                                   September 30,     March 31,     March 31,       March 31,      March 31,
(dollars in thousands)                                 1995             1995         1994             1993          1992

--------------------------------------------------------------------------------------------------------------------------

Non-accrual loans:
Residential real estate                              $   683           603           780            2,057         1,051
Commercial real estate                                     -             -             -                -             -
Consumer                                                   -             -             7                -            87
Leases                                                    10             -             -                -             -
---------------------------------------------------------------------------------------------------------------------------
Total                                                    693           603           787            2,057         1,138
---------------------------------------------------------------------------------------------------------------------------
Potential problem loans                                  546           954             -            2,165             -
Loans contractually delinquent 90
 days & still accruing                                     -             -             -                -             -
Troubled debt restructurings                               -             -             -                -             -
---------------------------------------------------------------------------------------------------------------------------
Total problem loans                                    1,239         1,557           787            4,222         1,138
---------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                   541           615           671            2,137         3,696
---------------------------------------------------------------------------------------------------------------------------
Total problem assets                                 $ 1,781         2,172         1,458            6,359         4,834
---------------------------------------------------------------------------------------------------------------------------
Total problem assets/
    Total assets                                         .34%          .47%          .46%            1.98%         1.60%
---------------------------------------------------------------------------------------------------------------------------
Loan loss reserve/
    Total problem assets                              193.99%       154.79%       229.70%           38.06%        18.45%
---------------------------------------------------------------------------------------------------------------------------

On April 1, 1995, the provisions of SFAS No. 114 and 118 were adopted by the Company. Under the new standards, the 1995 reserve for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateralized dependent loans. The adoption of SFAS No. 114 and 118 required no increase to the reserve for loan losses and had no impact on net income in the three or six month period ended September 30, 1995. The table below illustrates the impaired loans and related amounts included in loan loss reserves at September 30, 1995 and June 30, 1995:

SCHEDULE OF LOAN IMPAIRMENT
                                                                     Loan Loss                                      Loan Loss
                                           Balance at                Reserve at                Balance at          Reserve at
                                          September 30,             September 30,               June 30,             June 30,
                                              1995                      1995                      1995                 1995
------------------------------------------------------------------------------------------------------------------------------
Impaired loans, nonaccruing,
   with loan loss reserves                     $693                    $105                        $ 487                 $  54
------------------------------------------------------------------------------------------------------------------------------
Impaired loans, nonaccruing,
   with no loan loss reserves                     0                       0                            0                     0
------------------------------------------------------------------------------------------------------------------------------
Impaired loans, accruing,
   with loan loss reserves                        0                       0                            0                     0
------------------------------------------------------------------------------------------------------------------------------
Impaired loans, accruing,
   with no loan loss reserves                     0                       0                            0                     0
------------------------------------------------------------------------------------------------------------------------------
Total                                          $693                    $105                        $ 487                 $  54
------------------------------------------------------------------------------------------------------------------------------


A loan is considered impaired when, based on current information and events, there is reasonable doubt as to the collection of amounts due according to the contractual terms of the loan agreement. When this doubt exists, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Future cash receipts are recorded as recoveries of any amount previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after April 1, 1995. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

Loans on nonaccrual status are those for which reasonable doubt exists as to the full, timely collection of interest or principal, generally including loans which become contractually past due by 90 days or more with respect to interest or principal. Loans are charged against the loan loss reserves when management believes that the collection of the principal is unlikely.

Impaired loans are aggregated with other impaired loans that have similar risk characteristics as a means of measuring the present value of expected future cash flows. For application of SFAS No. 114 major risk classifications used to aggregate loans were type of loan, type of collateral, type of borrower and industry concentration. Excluded from the provisions of SFAS No. 114 are large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include residential mortgage, residential construction and consumer loans.

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

                                        EAGLE BANCSHARES, INC.
                                            (Registrant)


Date:  November 14, 1995              /s/ Conrad J. Sechler, Sr.
                                      --------------------------
                                      Conrad J. Sechler, Sr.
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and Duly Authorized
                                      Representative


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  November 14, 1995               /s/ Zelma B. Martin
                                       --------------------
                                       Zelma B. Martin
                                       Principal Financial and
                                       Accounting Officer



Date:  November 14, 1995               /s/ Conrad J. Sechler, Sr.
                                       --------------------------
                                       Conrad J. Sechler, Sr.
                                       Chairman of the Board