Form 10-Q
period 1995-12-31
EAGLE BANCSHARES INC
filed 1996-02-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 1995
                                                             -----------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
For the transition period from ________________ to _________________
Commission file number  0-14379
                      ----------

                             EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Georgia                                 58-1640222
          -----------------------------------------------------------
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

       4305 Lynburn Drive, Tucker, Georgia                   30084-4441
       ----------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (770)-908-6690
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                Not Applicable
        ---------------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
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
                           THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No            NOT APPLICABLE
                           ------      ------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Class                           Outstanding at January 31, 1996
                      --------------------------------     -----------------------------------------
                       Common Stock, $1.00 Par Value                      3,117,200 shares

                          Index of Exhibit on Page 18

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1995
                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                   Number

PART I.  Financial Information

         Item 1.   Financial Statements

                 Consolidated Statements of Financial Condition at
                 December 31, 1995 and March 31, 1995                                                                   3

                 Consolidated Statements of Income -
                 Three and Nine Months ended December 31, 1995 and 1994                                                 4

                 Consolidated Statements of Cash Flows -
                 Nine months ended December 31, 1995 and 1994                                                           5

                 Notes to Consolidated Financial Statements                                                             7

         Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                                   10

PART II.         Other Information

                 Item 1.  Legal Proceedings                                                                            16

                 Item 2.  Changes in Securities                                                                        16

                 Item 3.  Defaults upon Senior Securities                                                              16

                 Item 4.  Submission of Matters to a Vote of Security Holders                                          16

                 Item 5.  Other Information                                                                            16

                 Item 6.  Exhibits and Reports on Form 8-K                                                             16

                 Signatures                                                                                            17

                 Index of Exhibits                                                                                     18


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF
FINANCIAL CONDITION


                 (Unaudited)                                                                 DECEMBER 31,     March 31,
                 (in thousands except per share data)                                            1995            1995
                 ------------------------------------------------------------------------------------------------------
                 Assets:
                 Cash and amounts due from banks                                               $  9,800        $  6,214
                 Interest-bearing deposits                                                        6,533             144
                 Loans receivable held for sale                                                  63,973          41,220
                 Investment securities available for sale                                        69,274          20,939
                 Investment securities held to maturity                                          53,545          57,599
                 Loans receivable, net                                                          316,585         303,906
                 Stock in Federal Home Loan Bank, at cost                                         7,980           5,984
                 Premises and equipment                                                          10,472           8,299
                 Real estate acquired in settlement of loans, net                                   439             615
                 Real estate held for development and sale                                       11,895           6,620
                 Accrued interest receivable                                                      3,905           2,996
                 Other assets                                                                     3,914           2,781
                 ------------------------------------------------------------------------------------------------------
                   Total assets                                                                $558,315        $457,317
                 ------------------------------------------------------------------------------------------------------
                 Liabilities and Stockholders' Equity
                 Liabilities:
                 Deposits                                                                      $332,288        $286,315
                 Advance payments by borrowers for property taxes and insurance                   1,197           2,187
                 Federal Home Loan Bank advances                                                164,889         119,953
                 Deferred income taxes                                                              558             441
                 Drafts outstanding                                                              17,180          10,778
                 Accrued expenses and other liabilities                                           5,072           4,007
                 ------------------------------------------------------------------------------------------------------
                   Total liabilities                                                            521,184         423,681
                 ------------------------------------------------------------------------------------------------------
                 Stockholders' equity:
                 Common stock, $1.00 par value, 10,000,000 shares authorized,
                   3,419,000 and 3,389,000 issued in December and March, respectively             3,419           1,695
                 Additional paid-in capital                                                       8,283           8,200
                 Retained earnings, substantially restricted                                     26,028          25,075
                 Net unrealized gain on investment securities                                       651              46
                 Employee Stock Ownership Plan (ESOP) debt                                            -             (11)
                 Unamortized restricted stock                                                      (174)           (293)
                 Treasury stock, 301,800 shares at cost                                          (1,076)         (1,076)
                 ------------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                                    37,131          33,636
                 ------------------------------------------------------------------------------------------------------
                 Total liabilities and stockholders' equity                                    $558,315        $457,317
                 ------------------------------------------------------------------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                       Three Months Ended        Nine Months Ended
                 (Unaudited)                                                              December 31,              December 31,
                 (in thousands except per share data)                                1995          1994         1995           1994
                 ------------------------------------------------------------------------------------------------------------------
                 Interest income:
                   Interest on loans                                                $ 9,366      $ 6,975      $26,832      $18,668
                   Interest on mortgage-backed securities                               431          465        1,289        1,459
                   Interest on investment securities and other interest earning
                     assets                                                           1,136          945        3,442        2,965
                 ------------------------------------------------------------------------------------------------------------------
                      Total interest income                                          10,933        8,385       31,563       23,092
                 ------------------------------------------------------------------------------------------------------------------

                 Interest expense:
                   Interest on deposits                                               4,336        2,972       12,289        8,402
                   Interest on borrowings                                             1,920        1,107        5,703        2,274
                 ------------------------------------------------------------------------------------------------------------------
                      Total interest expense                                          6,256        4,079       17,992       10,676
                 ------------------------------------------------------------------------------------------------------------------

                 Net interest income                                                  4,677        4,306       13,571       12,416
                 Provision for loan losses                                              309          176          363          547
                 ------------------------------------------------------------------------------------------------------------------
                 Net interest income after provision for loan losses                  4,368        4,130       13,208       11,869
                 ------------------------------------------------------------------------------------------------------------------

                 Other income:
                   Mortgage production fees                                           2,413          623        4,964        2,543
                   Gain on sale of loans                                                  -          131           81          737
                   Gain on sale of real estate held for development                      67            -          412            -
                   Gain on sale of mortgage-backed securities                             -            -            -           14
                   Service charges                                                      206          154          558          446
                   Miscellaneous                                                        295          421        1,048        1,205
                 ------------------------------------------------------------------------------------------------------------------
                      Total other income                                              2,981        1,329        7,063        4,945
                 ------------------------------------------------------------------------------------------------------------------

                 Other expenses:
                   Salaries and employee benefits                                     3,266        2,282        9,017        7,191
                   Net occupancy expense                                                578          506        1,610        1,402
                   Provision for losses on real estate owned                              -            -            -           10
                   Marketing expense                                                    115          103          344          277
                   Federal insurance premium                                            188          151          517          447
                   Data processing                                                      260          201          865          593
                   Miscellaneous                                                        915          627        2,333        1,950
                 ------------------------------------------------------------------------------------------------------------------
                      Total other expenses                                            5,322        3,870       14,686       11,870
                 ------------------------------------------------------------------------------------------------------------------

                   Income before income taxes                                         2,027        1,589        5,585        4,944
                   Income tax expense                                                   594          585        1,825        1,862
                 ------------------------------------------------------------------------------------------------------------------
                   Net income                                                       $ 1,433      $ 1,004      $ 3,760      $ 3,082
                 ------------------------------------------------------------------------------------------------------------------
                 Primary earnings per share of common stock:
                    Net Income                                                      $   .45      $   .33      $  1.18      $  1.00
                 ------------------------------------------------------------------------------------------------------------------
                 Fully diluted earnings per share of common stock:
                    Net Income                                                      $   .44      $   .33      $  1.18      $  1.00
                 ------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)
(in thousands)
                  Nine Months ended December 31,                                          1995             1994
                  --------------------------------------------------------------------------------------------------
                  Cash flows from operating activities:
                    Net income                                                         $    3,760      $    3,082
                  Adjustments to reconcile net income to net cash used in
                  operating activities:
                    Depreciation, amortization and accretion                                  899             727
                    Provision for loan losses                                                 363             547
                    Provision for losses on real estate owned                                   -              10
                    Loss (gain) on sale of real estate held for development and              (412)              -
                       sale                                                                   (51)             (7)
                    Loss (gain) on sale of real estate acquired in settlement of              (81)           (737)
                       loans                                                                    -             (14)
                    Gain on sale of loans                                                     119             189
                    Gain on sale of mortgage-backed securities                             (1,315)         (1,378)
                    Amortization of restricted stock award                                335,557         240,352
                    Amortization of deferred loan fees                                   (358,229)       (228,664)
                    Proceeds from sale of loans receivable held for sale
                    Originations of loans held for sale                                      (909)         (1,154)
                    Changes in assets and liabilities:                                     (1,418)         (1,534)
                      (Increase) decrease in accrued interest receivable                    6,402          (2,682)
                      Decrease (increase) in other assets
                      Increase (decrease) in drafts outstanding                             1,182             334
                      Increase (decrease) in accrued expense
                        and other liabilities
                  --------------------------------------------------------------------------------------------------
                          Net cash provided by (used in) operating activities          $  (14,133)     $    9,071
                  --------------------------------------------------------------------------------------------------
                  Cash flows from investing activities:
                    Purchase of investment securities available for sale                  (47,583)         (9,112)
                    Proceeds from sale of investment securities
                      available for sale                                                        -           5,123
                    Purchases of investment securities held to maturity                         -         (27,139)
                    Principle payments received on investments
                      available for sale                                                    1,770           2,701
                    Principle payments received on investments
                      held to maturity                                                      2,198           1,220
                    Proceeds from maturities of investment securities
                      held to maturity                                                          -           5,999
                    Proceeds from maturities of investment securities
                      available for sale                                                      464               -
                    Loan originations, net of repayments                                  (10,602)        (92,453)
                    Purchases of loans receivable                                          (1,705)         (2,268)
                    Proceeds from sale of loans receivable                                      -          14,988
                    Proceeds from sale of real estate acquired in
                     settlement of loans                                                      405             516
                    Purchases of FHLB stock                                                (2,416)         (2,270)
                    Redemption of FHLB stock                                                  420             601
                    Purchase of premises and equipment                                     (2,910)         (2,135)
                    Additions to real estate held for development and sale                 (4,863)         (3,395)
                  --------------------------------------------------------------------------------------------------
                      Net cash (used in) provided by investing activities              $  (64,822)     $ (107,624)
                  --------------------------------------------------------------------------------------------------


EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



(Unaudited)
(in thousands)

                  Nine Months ended December 31,                                           1995              1994
                  ------------------------------------------------------------------------------------------------------
                  Cash flows from financing activities:
                    Net change in time deposits                                        $    48,359         $   25,989
                    Net change in demand deposit accounts                                   (2,386)             4,187
                    Repayment of FHLB advances and other borrowings                       (187,864)          (119,858)
                    Proceeds from FHLB advances and other borrowings                       232,800            191,252
                    Dividends paid                                                          (1,182)            (1,010)
                    Principal reduction of ESOP debt                                            11                112
                    Proceeds from exercise of stock options                                    182                 36
                    Increase (decrease) in advance payments from borrowers
                      for property taxes and insurance                                        (990)               531
                  ------------------------------------------------------------------------------------------------------
                     Net cash (used in) provided by financing activities               $    88,930         $  101,239
                  ------------------------------------------------------------------------------------------------------
                     Net (decrease) increase in cash and cash equivalents                    9,975              2,686
                  Cash and cash equivalents at beginning of year                             6,358              7,858
                  ------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                           $    16,333         $   10,544
                  ------------------------------------------------------------------------------------------------------

                  ------------------------------------------------------------------------------------------------------
                  Supplemental disclosure of cash paid during period for:
                  ------------------------------------------------------------------------------------------------------
                    Interest                                                           $    17,841         $   10,458
                  ------------------------------------------------------------------------------------------------------
                    Income taxes                                                       $     1,707         $    2,148
                  ------------------------------------------------------------------------------------------------------
                  Supplemental schedule of noncash investing and financing
                  activities:
                  ------------------------------------------------------------------------------------------------------
                    Acquisition of real estate in settlement on loans                  $       297         $      235
                  ------------------------------------------------------------------------------------------------------
                    Loans made to finance real estate                                  $       475         $      575
                  ------------------------------------------------------------------------------------------------------
                    Tranfer of investment securities from held to maturity to
                          available for sale                                           $     1,977         $        -
                  ------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995


A.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1995, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month period ended December 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996.


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

The company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") as of March 1994. In conjunction with the adoption of SFAS No. 115, the Company classified all investments in equity securities and certain mortgage-backed securities as available for sale. Pursuant to SFAS No. 115, the Company has presented such investments and mortgage-backed securities at estimated fair value with the unrealized gain or (losses) on such securities, net of income taxes, disclosed as a separate component of shareholders' equity. In October 1995, the Financial Accounting Standards Board ("FASB") voted to allow reclassification of any portion of an enterprises' held-to-maturity debt security portfolio without "tainting". Without this FASB action, "tainting" could cause all held-to-maturity securities to be reclassified as available-for-sale. The decision was made during the FASB's process of issuing the FASB Special Reports, A Guide to Implementation of Statement 115. The Guide clarifies certain aspects of Statement 115, and as a result, the FASB deemed the one-time window as necessary. The reclassification "window" opens concurrent with implementation of the Guide, but no later than December 31, 1995, regardless of an enterprises year end. As of December 31, 1995, the Company elected to reclassify a debt security from its held-to-maturity portfolio to available for sale. The security's amortized cost was $1,977,000. As a result of the reclassification, the Company recorded an unrealized gain of $102,000.


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

D.  PROPOSED LEGISLATION

There is proposed legislation, as part of the Budget Reconciliation Act of 1995, regarding the merging of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Associations deposits are insured by the SAIF. The current legislation, which if enacted, would result in a one-time assessment of approximately $.80-$.90 per $100 to be charged on SAIF insured deposits at March 31, 1995. If the assessment were levied at $.85 per $100 of SAIF insured deposits, management estimates the assessment would decrease the

Company's earning by approximately $1.5 million net of tax. Thereafter, it is estimated that the level of ongoing premiums paid to the SAIF would be reduced from the Company's current rate of $.23 per $100 of SAIF insured deposits to between $0 and $.04 per $100 of SAIF insured deposits, thereby reducing in future periods the premium payments currently paid by the Company. Assuming the Company is subject to a premium at the rate of $.04 per $100 of deposits subsequent to the one-time assessment, the annualized premium reduction would be approximately $391,000 net of tax based upon December 31, 1995 deposits.


E.  RECENT DEVELOPMENTS

On January 5, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering up to 1,495,000 shares of Common Stock to be offered in an underwritten public offering. On February 13, 1996, the Company announced the public offering of 1,300,000 shares of Common Stock at $16.00 per share on February 12, 1996. The underwritten public offering is co-managed by Interstate/Johnson Lane Corporation and Morgan Keegan & Co. The purpose of the equity financing is to provide additional capital to the Company's subsidiary, Tucker Federal Savings and Loan Association, to fund loan and deposit growth, to finance possible future acquisitions and for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's Asset and Liability Committee manages liquidity to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals and other Company needs. Traditional sources of liquidity include deposits, FHLB advances and payments on loans. Savings deposits are highly dependent upon market and other conditions largely outside the Company's control; while loan principal repayments are a relatively stable source of funds. The Company's deposits increased 16.1% from $286,315,000 at March 31, 1995 to $332,288,000 at December 31, 1995. This increase was primarily in certificates of deposit with maturities of one year or less.

Under current regulations, the Association is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Association has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At December 31, 1995, the Association's liquidity ratio was 5.34%.

Beginning April 1, 1995, the Company formed an operating subsidiary, PrimeEagle Mortgage and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans, permanent mortgage loans and Small Business Administration loans (SBA). The permanent mortgage and SBA loans are sold to investors. Permanent originations increased 56% to $358 million at December 31, 1995 compared to $229 million for the same nine month period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $19 million at December 31, 1995 from $5.7 million at March 31, 1995.

REGULATORY CAPITAL

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) of 1989 established minimum capital requirements for thrift institutions. FIRREA requires savings and loan associations to have core capital of at least 3% of total assets and tangible capital of at least 1.5% of total assets. Additionally, institutions are required to meet a risk-based capital requirement consisting of 8% of the value of risk weighted assets. At December 31, 1995 the Association's regulatory capital and the required minimum amount according to FIRREA are summarized as follows:



------------------------------------------------------------------------------------
                                  Regulatory            Required              Excess
                                   Capital               Capital             Capital
------------------------------------------------------------------------------------
 Tangible Capital                   $32,793             $ 8,231              $24,562
 Core Capital                       $32,793             $16,461              $16,332
 Risk-based Capital                 $36,171             $27,359              $ 8,812
------------------------------------------------------------------------------------


On February 13, 1996, the Company announced the public offering of 1,300,000 shares of Common Stock at $16.00 per share on February 12, 1996. The net proceeds to the Company from the sale of the Common Stock offered hereby are estimated to be approximately $19,483,656 ($22,437,906 if the Underwriters' over-allotment option is exercised in full), after deduction of the offering expenses payable by the Company. The Company currently intends to contribute substantially all of the net proceeds to the Association to increase the Association's capital ratios for the purpose of supporting loan and deposit growth, to finance possible future acquisitions and for working capital. The additional Association capital will be leveraged with deposits and advances from the FHLB to support growth in its loan portfolio.

RESULTS OF OPERATIONS

Net income increased 43% for the quarter and 22% for the nine months ended December 31, 1995. Net income for the three and nine months ended December 31, 1995 was $1,433,000 and $3,760,000 compared to $1,004,000 and $3,082,000 for the same period ended December 31, 1994. The increase in net income is attributable to an increase in net interest income, as well as, non-interest income. The increase in net interest income is a result of an increase in loans receivable. Net interest income increased 11% for the nine month period ending December 31, 1995 to $13,208,000 from $11,869,000 for the same period ending December 31, 1994. The increase in non-interest income is primarily a result of an increase in mortgage production fees.

NET INTEREST SPREAD

A major factor influencing the profitability of the Company is the difference between the interest earned on assets and the interest paid on liabilities. This is referred to as the "net interest spread". The Company's net interest spread changes due to the repricing of assets and liabilities at different times in the economic cycle. Since this time last year the Company's net interest spread decreased 79 basis points to 3.67% for the period ended December 31, 1995 from 4.46% for the same period ended December 31, 1994.

The decreasing trend in the Company's net interest spread was anticipated by management as the cost of interest bearing liabilities increased beginning in early 1995. The overall interest earned on interest earning assets increased 25 basis points from 8.92% for the nine months ended December 31, 1994 to 9.17% for the same period ended December 31, 1995. Additionally, the cost of interest bearing liabilities increased 104 basis points from 4.46% for the nine months ended December 31, 1994 to 5.50% for the nine months ended December 31, 1995.

  The following table summarizes the net interest spread for the periods indicated.


                                                                                        Nine Month Period Ended
                                                                                              December 31,
                                                                                           1995          1994
                                                                                        -----------------------
                  Weighted average yield on all interest earning assets                    9.17%         8.92%
                  Weighted average cost of all interest bearing liabilities                5.50%         4.46%
                  ---------------------------------------------------------------------------------------------
                  Net interest spread                                                      3.67%         4.46%
                  ---------------------------------------------------------------------------------------------

OTHER INCOME

Other income increased 43% for the current nine month period to $7,063,000 compared to $4,945,000 for the same period ended December 31, 1994. The largest portion of the Company's non-interest income is generated by mortgage banking activities and mortgage production fees. Mortgage production fees represented 70% of total other income for the nine month period ending December 31, 1995 versus 51% for the same nine month period ended December 31, 1994. These fees are directly correlated to the volume of loans originated and sold. Additionally, the ratio of mortgage production fees to loans sold in the secondary market increased to 148 basis points for the current nine month period from 106 basis points for the same period last year. Loans sold and funded in the secondary market increased for the first nine months of the current year to $336 million from $240 million for the same period ended December 31, 1994.

During the nine month period ended December 31, 1995, the Company recorded a gain on sale of loans of $81,000. During the nine month period ended December 31, 1994, the Company recorded a gain on sale of loans of $737,000 and a gain on the sale of mortgage-backed securities of $14,000. The gain on sale of loans recorded during the first nine months in 1994, was primarily attributable to the sale of a multi-family loan acquired from the Resolution Trust Corporation. In addition, the company recorded gains from the sale of leases and the guaranteed portion of a SBA loan. Management does not rely on the sale of loans, leases and mortgage-backed securities as a continuing source of income.

During the nine month period ended December 31, 1995, the Company recorded a gain of $412,000 on the sale of real estate held for development and sale. The Company has invested in four projects which are classified as real estate held for development and sale on the consolidated balance sheet. Two are single family real estate development projects which are in various phases of development. One located in Cobb County, Georgia, is a 48 lot subdivision and development is completed. During the nine months ended December 31, 1995, 25 lots were sold and a gain of $355,000 was recorded. The second is a 323 lot subdivision located in Forsyth County, Georgia. Phase One of this development is substantially complete. During the quarter 31 lots in Phase One were sold and a gain of $57,000 was recorded. The third is a low income housing development in which the Company is a limited partner. This project was undertaken primarily for the benefit of receiving low income housing tax credits. These tax credits will reduce tax expense, providing certain tenant criteria is met, in proportion to the occupancy level of the project. As of December 31, 1995, this project was completed and was 100% occupied. The tax credits of $2.6 million will be recognized over the next 10 years. In addition, the Company and an unaffiliated third party formed BN Development Company LLC for the purpose of acquiring a commercial lot and developing and leasing a 30,000 square foot Barnes & Noble, Inc. superstore. Upon completion of construction, BN Development Company LLC will purchase and lease the facility to Barnes & Noble.

OTHER EXPENSES

Other expenses increased 24% for the nine month period ended December 31, 1995 to $14,686,000 compared to $11,870,000 for the comparable period ending December 31, 1994. The increase is in part due to the increase in salaries and benefits from $7,191,000 for the nine months ended December 31, 1994 to $9,017,000 for the nine months ended December 31, 1995. The increase is caused by the addition of new loan production staff. In addition, the Company's data processing expense increased as a result of the growth in the number of checking accounts and the loan servicing portfolio.

RESERVE FOR LOAN LOSSES

At December 31, 1995, the Association had total problem assets of $4,864,000 compared to problem assets of $2,172,000 at March 31, 1995. Nonperforming assets increased to $2,712,000 at December 31, 1995 from $1,218,000 at March 31, 1995. Potential problem loans increased from $954,000 at March 31, 1995 to $2,152,000 at December 31, 1995. The increase in potential problem loans results primarily from the classification of six equipment leases to one borrower with an aggregate amount of $1,900,000. The Association set aside $309,000 of additional reserves for possible loan losses during the quarter ended December 31, 1995 and $363,000 for the nine month period ended December 31, 1995. The Association set aside $176,000 and $547,000 for the quarter and nine months ended December 31, 1994. Loan loss reserves totaled $3,752,000 at December 31, 1995 versus $3,362,000 at March 31, 1995. Management believes that the reserves for losses on loans are adequate based upon management's continuing evaluation of the various risks associated with the Company's loan portfolio. The following table summarizes problem assets for the periods indicated.


NON-ACCRUAL LOANS & REAL ESTATE OWNED

                                                         December 31,      March 31,      March 31,      March 31,      March 31,
               (dollars in thousands)                       1995             1995           1994            1993           1992
               -----------------------------------------------------------------------------------------------------------------
               Non-accrual loans:
               Residential real estate                      $2,273             603            780          2,057           1,051
               Commercial real estate                            -               -              -              -               -
               Consumer                                          -               -              7              -              87
               Leases                                            -               -              -              -               -
               -----------------------------------------------------------------------------------------------------------------
               Total                                        $2,273             603            787          2,057           1,138
               -----------------------------------------------------------------------------------------------------------------
               Potential problem loans                       2,152             954              -          2,165               -
               Loans contractually delinquent
               90 days & still accruing                          -               -              -              -               -
               Troubled debt restructurings                      -               -              -              -               -
               -----------------------------------------------------------------------------------------------------------------
               Total problem loans                           4,425           1,557            787          4,222           1,138
               -----------------------------------------------------------------------------------------------------------------
               Real estate owned, net                          439             615            671          2,137           3,696
               -----------------------------------------------------------------------------------------------------------------
               Total problem assets                         $4,864           2,172          1,458          6,359           4,834
               -----------------------------------------------------------------------------------------------------------------
               Total problem assets/
                           Total assets                        .87%            .47%           .46%          1.98%           1.60%
               -----------------------------------------------------------------------------------------------------------------
               Loan loss reserve/
                       Total problem assets                  77.13%         154.79%        229.70%         38.06%          18.45%
               -----------------------------------------------------------------------------------------------------------------

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

At December 31, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $1,887,000 of which all are on an accrual basis. The related reserve for loan loss is $281,000. At December 31, 1995, the Company had no loans considered to be impaired that were on a nonaccrual basis or with no related loan loss reserves. For the three and nine month period ended December 31, 1995, the average recorded investment in impaired loans was $1,884,000 and $1,413,000, respectively. The Company recognized interest income from impaired loans of $61,000 and $111,000 for the three and nine month periods ended December 31, 1995.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company, the Association or any subsidiary is a party or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (11)  Computation of per share earnings
         (27)  Financial Data Schedule (for SEC use only)

         Reports on Form 8-K
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EAGLE BANCSHARES, INC.
                                             (Registrant)


Date:  February 14, 1996                /s/ Conrad J. Sechler, Sr.
                                        --------------------------
                                        Conrad J. Sechler, Sr.
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Duly Authorized
                                        Representative


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





Date:  February 14, 1996                /s/ Richard B. Inman, Jr.
                                        -------------------------
                                        Richard B. Inman, Jr.
                                        Secretary and Treasurer,
                                        Principal Financial
                                        and Accounting Officer



Date:  February 14, 1996                /s/ Conrad J. Sechler, Sr.
                                        --------------------------
                                        Conrad J. Sechler, Sr.
                                        Chairman of the Board

                             EAGLE BANCSHARES, INC.

                               INDEX OF EXHIBITS

Exhibit
Number                    Description                                                                            Page No.
-------                   -----------                                                                            --------
11                        Computation of per share earnings                                                            19

27                        Financial Data Schedule (for SEC use only)