Form 10-K
period 1996-03-31
EAGLE BANCSHARES INC
filed 1996-07-01
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---   ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ...............to................
      Commission file number:                                           0-14379
                                                                        -------


                             EAGLE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                       58-1640222
            -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        4305 LYNBURN DRIVE, TUCKER, GEORGIA                30084-4441
        -----------------------------------                ----------
      (Address of principal executive offices)             (Zip code)

 Registrant's telephone number, including area code        404-908-6690
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $1.00
- -----------------------------
National Association of Securities Dealers Automated Quotation System
- ---------------------------------------------------------------------
(Name of each exchange on which registered.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 9, 1995.
     Common Stock, $1.00 par value - $59,935,028 based upon the closing price
     ------------------------------------------------------------------------
on June 21, 1996, using beneficial ownership of stock rules adopted pursuant to
- -------------------------------------------------------------------------------
Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned
- -------------------------------------------------------------------------------
by directors and certain executive officers, some of whom may not be held to be
- -------------------------------------------------------------------------------
affiliates upon judicial determination.
- ---------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 21, 1996.
                 Common Stock $1.00 par value - 4,552,200 shares outstanding.
                 -----------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1996 ("Annual Report to Stockholders"). (Parts I, II, and IV)
     Portions of the definitive proxy statement for the 1996 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part
III)

                          Index of Exhibits on Page 49

                             EAGLE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


Item                                                                       Page
Number                                                                   Number
- ------                                                                   ------
                                     PART I
1.  Business................................................................  3

2.  Properties.............................................................. 21

3.  Legal Proceedings....................................................... 21

4.  Submission of Matters to a Vote of Security Holders..................... 21

                                    PART II

5.  Market for the Registrant's Common Equity
    and Related Stockholder Matters......................................... 22

6.  Selected Financial Data................................................. 23

7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations........................... 24

8.  Financial Statements and Supplementary Data............................. 45

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure..................................... 45

                                    PART III

10. Directors and Executive Officers of the Registrant...................... 45

11. Executive Compensation.................................................. 46

12. Security Ownership of Certain Beneficial Owners
    and Management.......................................................... 46

13. Certain Relationships and Related Transactions.......................... 46

                                    PART IV

14. Exhibits, Financial Statements Schedules, and
    Reports on Form 8-K..................................................... 46

Signatures.................................................................. 48

Index of Exhibits........................................................... 49

                                    PART I

ITEM 1.   BUSINESS

(A).  GENERAL DEVELOPMENT OF BUSINESS

     Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Savings and Loan Association ("Tucker Federal" or the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA") and the Bank's wholly-owned subsidiaries, Prime Eagle Mortgage Corporation ("PrimeEagle") and Eagle Service Corporation. At March 31, 1996, the Company had total assets of $612 million, total deposits of $348 million and stockholders' equity of approximately $57 million. The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the north metropolitan Atlanta area through its home office and ten full service branch offices in Cherokee, DeKalb, Fulton and Gwinnett Counties, Georgia. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Based on total assets at March 31, 1996, the Bank is the second largest financial institution headquartered in the metropolitan Atlanta area.

     Prior to 1989, the Bank was engaged primarily in the traditional business associated with thrift institutions, including the taking of deposits from the general public and making loans secured by first mortgage liens on residential and other real estate. Beginning in 1989, the Bank expanded the focus of its operations beyond the traditional business of thrift institutions to include the development of a loan production business. In connection with the expansion of its operations, in 1989 the Bank organized Atlanta Mortgage Services as a division of Eagle Service Corporation for the purpose of originating and selling single-family first mortgage loans in the north metropolitan Atlanta area. In November 1992, the Bank acquired the loan production operation of Prime Lending including loan production offices located in Augusta, Savannah, Warner Robins and Macon, Georgia.


     The Company's business plan is based on four basic strategies:
     -     Build long-term shareholder value,
     -     Create competitive advantages in targeted business niches,
     -     Develop long-term, customer driven relationships, and
     - Create an entrepreneurial company where managers have an ownership interest and operate like owners.

In keeping with these principles, the Company's top priority is to increase shareholder value by improving operating profitability, developing new sources of income, prudently investing in the future and attracting highly qualified employees.

     ENHANCE OPERATING PROFITABILITY. The Company will continue its efforts to increase the level of higher yielding assets in its loan portfolio. Management is expanding the Company's portfolio of non-conforming credit mortgages and increase its level of consumer lending. The Company intends to continue its efforts to improve operating efficiencies in its loan production operations by increasing permanent originations in its targeted emerging Southeastern cities.

     DEVELOP NEW SOURCES OF INCOME. Management believes there is an opportunity to develop a strong small business banking niche in its market areas. Currently, the Bank is an active SBA lender in the metropolitan Atlanta market. Management believes that the financial services required by small businesses are not adequately provided by the large banks operating in the Atlanta area that are headquartered outside the State of Georgia. The Company has expanded its consumer sales finance department.

     INVEST IN THE FUTURE. The Company has invested in technology and plans to continue during the next six months to improve efficiencies and enhance customer service. The Company has opened seven loan production offices over the last 24 months. Additionally, the Company opened new branch banking facilities in the fall of 1995 and in the spring of 1996. These investments are intended to enhance the Company's infrastructure and delivery system to support future growth of the Company.

     RECRUIT EXPERIENCED BANKING PROFESSIONALS. The consolidation of bank and thrift institutions in the Atlanta marketplace has created opportunities for the Company to recruit banking professionals who bring experience and customer relationships. The Company believes that its entrepreneurial focus enhances the attractiveness of a position with the Company by allowing employees to directly share in earnings and equity ownership.


(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Retail and mortgage banking complement each other. The retail banking segment provides funding for investment in loans and securities while the mortgage banking segment primarily generates fee income. The Company's construction lending complements its permanent first mortgage originations and provides additional competitive advantage.

     RETAIL BANKING - The Bank is primarily engaged in the business of attracting deposits from the general public, and, with these and other funds, making construction and permanent first mortgage loans on residential and commercial real estate, making various types of consumer and other loans, and investing in mortgage-backed securities and money market securities. In addition to deposits, sources of funds for the Bank's loans and other investments include origination and other fees charged on certain types of loans, amortization and prepayment of loans, sales of loans or participations in loans, and in sales of investment securities. The principal sources of income for the Bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses and other overhead expenses.

     The Bank competes for deposits with many financial institutions that are larger and have greater financial resources. In order to remain competitive, the Bank attempts to identify the specific needs of its target markets and to design financial products and services to fill those needs. Currently, the Bank offers a wide variety of insured savings programs and noninsured investment products. Additionally, many new customers of the Bank express a desire to bank with a local financial institution. The Bank believes that it provides a level of personal service to each customer that may not be available from larger national financial institutions. The Bank also believes the service it provides to its customers can provide a platform for the sale of a variety of products. See Note 12 of Notes to Consolidated Financial Statements.

     MORTGAGE BANKING - Effective April 1, 1995, the Bank consolidated its real estate lending activities into its operating subsidiary, PrimeEagle. PrimeEagle generates revenues by originating construction loans, permanent mortgage loans and SBA loans and selling substantially all of the fixed rate permanent mortgage and SBA loans to investors. PrimeEagle originates single family mortgage loans from its 15 loan production offices in Atlanta, Augusta, Cumming, Hinesville, Peachtree City, Savannah, Stockbridge and Warner Robins, Georgia; Aiken, Columbia and Sumter, South Carolina; Chattanooga, Tennessee; Jacksonville and St. Augustine, Florida; and Charlotte, North Carolina. The Company intends to focus the geographical expansion of its loan production business on emerging markets in the Southeast where experienced managers and highly trained staff capable of providing local market knowledge and superior customer service can be located.

     PrimeEagle also generates revenues through fees for various services including loan application and origination as well as through the gain or loss on the sale of loans to third parties and from the sale of mortgage servicing rights. Proceeds from sales of mortgage servicing rights are the largest component of mortgage production fees. Fluctuations in the value of servicing rights and management's analysis of the timing of mortgage prepayments impact the Company's decision to retain or sell servicing. During fiscal 1996, the Company sold substantially all of its permanent loans on a servicing released basis.

     The Company provides construction financing in each of its markets and obtains significant benefits by coordinating the efforts of its construction lending and permanent lending operations. The Company's permanent mortgage products are primarily used for purchasing and refinancing single family homes and producing fee income. Non-interest revenues are also earned as a result of the Company's construction lending activities. See Note 12 of Notes to Consolidated Financial Statements.


(C)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company is based in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. In recent years, the metropolitan Atlanta area has enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability will depend in part on the continued growth and the economic conditions in the Atlanta area.

     As a result of the 1996 Centennial Olympic games employment, population and economic activities grew rapidly in the Atlanta area. Slightly slower growth in employment and population is projected for Atlanta for the period from 1996 to 2001. However, in terms of absolute annual growth, Atlanta's population is forecasted to be the most rapidly growing standard metropolitan statistical area in the country for the period from 1996 to 2001. Employment data is the most important factor in determining the strength of a given market. Job formations are the catalyst which initiates population and household growth. Atlanta is projected to rank number one in terms of absolute annual growth in employment for the period from 1996 to 2001 and is projected to create 73,000 jobs a year. This compares to 80,800 jobs created during the Olympic build-up from 1991 to 1996. These projections indicate that Atlanta's growth is forecasted to continue to exceed growth in other areas. No assurances can be given that the metropolitan Atlanta area will continue to have a strong economy or that, if the economy continues to be strong, the Company will benefit from that economy.

LENDING ACTIVITIES

GENERAL

     The Bank offers permanent mortgage, construction and SBA loans through 15 PrimeEagle offices located in Atlanta, Stockbridge, Peachtree City, Cumming, Augusta, Hinesville, Savannah, and Warner Robins, Georgia; Aiken, Columbia, and Sumter, South Carolina; Chattanooga, Tennessee; Jacksonville and St. Augustine, Florida; and Charlotte, North Carolina. The Company's goal is to continue geographic expansion of its mortgage lending operations by focusing on the emerging markets of the Southeast and to become the leading mortgage loan originator in the markets it serves. The Bank also generally makes construction loans in each of the markets where it operates loan production offices in order to take advantage of the cross selling opportunities between construction lending and mortgage loan originations. In each market, the Bank follows the same stringent underwriting and construction monitoring procedures.

     In addition, the Bank's ten retail banking branches originate mortgage loans and offer a range of consumer loans and equity lines of credit. The Bank also has an equipment leasing operation which provides lease financing for investment grade and middle market credits. The Company's goal is to increase its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area.

     The acquisition of the Prime Lending operations in November 1992 broadened the Company's mortgage lending area outside of the metropolitan Atlanta market. To date, the Company's lending in these areas has experienced consistent growth in loan originations. Additionally, the Company generally faces less direct competition for loans in these markets as compared to the metropolitan Atlanta area. Further, PrimeEagle operates in markets which may be impacted by military bases and their resulting housing requirements including Augusta, Hinesville, and Warner Robins, Georgia. During fiscal 1994, 1995 and 1996, the overall base populations of the Company's markets increased. However, military base closures could adversely affect the Company's business in these markets. Federal laws and regulations prescribe the types and amounts of loans which may be made by federal thrifts and generally permit such institutions to make residential real estate loans, commercial real estate loans, business loans, agricultural loans and consumer loans.

PERMANENT RESIDENTIAL REAL ESTATE LOANS

     Traditionally, the Bank's principal lending operation has been the origination of permanent single family residential mortgage loans. These loans continue to represent a significant part of the Bank's lending activities. At March 31, 1996, permanent single family residential mortgage loans were $244.9 million, constituting approximately 48.4% of the loan portfolio. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for retention in the Bank's loan portfolio. Generally, the Bank retains the adjustable rate mortgage loans that it originates and sells the fixed rate loans that it originates. See "-- Lending Activities -- Loan Sales and Purchases."

     In the case of owner-occupied single family residences, the Bank may make permanent residential mortgage loans for up to 100% of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units, generally are made for up to 75% of the appraised value. All conventional loans with loan-to-value ratios in excess of 80% generally have private mortgage insurance covering that portion of the loan in excess of 75% of the appraised value. The borrower pays the cost of this insurance either through a single premium paid at the time of loan origination or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in the Bank's market areas.

     The Bank has offered, in addition to fixed rate residential loans, a variety of loans on which the interest rate, payment, loan balance or term to maturity may be adjusted, provided that the adjustments are tied to specified indices. These adjustable rate mortgage loans ("ARMs") permit greater flexibility in adjusting loan yields to changes in the cost of funds. ARMs generally have loan terms up to 30 years with rate adjustments ranging from one to ten years during the term of the loan. Most ARMs have one of several different caps on the maximum amount of change in the interest rate at any adjustment period and over the life of the loan.

RESIDENTIAL CONSTRUCTION LOANS

     The Bank provides interim construction financing for single-family residences and makes land acquisition and development loans on properties intended for residential use. The Bank's general policy is to grant single family construction loans and land acquisition and development loans up to 80% of the lower of cost or appraised value of the property. Residential construction loans are made for periods of one year or less, and land acquisition and development loans are made for periods of up to five years. These periods may be extended subject to negotiation and, typically, the payment of an extension fee. Interest rates on construction and acquisition and development loans are indexed to the Bank's base rate and are adjustable daily during the term of the loan.

     In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous three fiscal years. The Company does not expect its percentage of construction loans to total loans to increase significantly above the March 31, 1996 level of $116.0 million or 22.9% of total loans. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a statewide construction inspection and appraisal network. The Company's staff closely monitors construction progress and loan draws throughout the process. Approximately 30% of the Company's construction loan portfolio is secured by houses that are pre-sold. In addition, no single customer accounts for more than 2% of the Bank's loans.

CONSUMER LOANS

     Federal thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30% of their total assets. In addition, federal thrifts have lending authority above the 30% limit for certain consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily used for the purpose of home improvement), property improvement loans, mobile home loans, deposit account secured loans, education loans and indirect automobile loans. At March 31, 1996, total consumer loans constituted $4.1 million or .95% of the Company's total loan portfolio. The Company intends to continue prudent expansion of its consumer lending activities, subject to market conditions, as part of its plan to become a full service financial institution providing a wide range of personal financial services.

COMMERCIAL LEASES/BUSINESS LOANS

     The Company is authorized by federal law to make secured and unsecured loans for business or agricultural purposes in amounts aggregating up to 10% of its total assets. Pursuant to this authority, the Company makes various types of commercial loans and leases to creditworthy borrowers for the purposes of financing accounts receivable, equipment, capital projects and other legitimate business needs. The Company also purchases loans and leases from other financial institutions and lessors. In approving financial institutions and lessors to purchase loans or leases, the Company evaluates their financial strength, reputation, credit worthiness and documentation capabilities.

     The Company evaluates creditworthiness of business loans on the basis of the borrowers' financial strength including analysis of their profitability, cash flow, balance sheet trends and the liquidation value of collateral. The Company assigns a credit rating to each borrower based, among other things, on the borrowers' historical cash flow, financial strength, paying habits, business prospects, debt structure and capitalization, and the reputation and character of its principals.

     Commercial loans normally carry interest rates indexed to the Company's base rate, nationally quoted prime rate and U.S. Government Treasury securities. Commercial/business loans as of March 31, 1996 constituted approximately $38.0 million or 8.8% of the total loan portfolio.

COMMERCIAL REAL ESTATE LOANS

     Interim construction and permanent commercial real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, nursing homes and motels located in the Company's primary lending areas. Construction and permanent commercial real estate loans are made generally to 75% of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs and sales of comparable projects. Interest rates are generally determined by market conditions. Commercial construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the prime rate. Permanent commercial real estate loans are typically made with 15 year up to 25 year amortization and five year up to 10 year maturity. Interest rates on permanent loans are generally tied to the Bank's base rate or other interest rate indexes. As of March 31, 1996, the Company had outstanding $15.2 million in loans secured by commercial real estate. This constituted 3.5% of the Bank's loan portfolio.

LOAN ORIGINATION AND PROCESSING

     PrimeEagle actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans are underwritten to meet Federal National Mortgage Association ("FNMA")and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company's loans are approved by qualified underwriters in the markets they serve. These underwriters ensure that the loans are closed in accordance with the guidelines set forth in the Company's lending policy and by FNMA and FHLMC and with mortgage investors. In fiscal 1996, substantially all of the permanent mortgage loans originated by PrimeEagle were sold to private investors on a servicing released basis.

     In addition, the Company has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. The Bank has a Loan Committee that approves loan requests made by loan officers and must approve loans in amounts above $65,000. Additionally, the Bank's Board of Directors must approve loans of $1 million or more.

LOAN SALES AND PURCHASES

     Permanent first mortgage loans on residential real estate are originated for sale in the secondary market by PrimeEagle through its 15 offices in the Southeast. These loans are pooled and sold through an assignment of trade to private investors. Fluctuations in the value of servicing rights and management's analysis of loan prepayments impact the Company's decision to retain or sell servicing. Because of the high cost to service loans as compared to the service release premiums paid by investors, the Company sells substantially all of its permanent loans on a servicing released basis.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

     The Bank has a multi-faceted program designed to control and monitor the credit risks inherent in its loan portfolio. The Bank utilizes an asset classification system which is consistent with the "Interagency Policy Statement on the Allowance for Loan and Lease Losses" ("ALLL") issued by the Office of Thrift Supervision ("OTS") to develop common guidance on allowances. The statement asserts that an institution must maintain an allowance for loan and lease losses at an adequate level to absorb estimated credit losses associated with its loan and lease portfolio. Also, the ALLL should be sufficient to absorb estimated credit losses associated with off-balance sheet credit instruments, to the extent they are not provided for in a separate liability account.

     The basic objectives of the Bank's ALLL policy are: (i) to provide essential information regarding the overall quality of the Bank's assets; (ii) to provide for early identification of potential problem assets so as to minimize losses to the Bank; (iii) to project relevant trends that affect the collectibility of the Bank's loan and lease portfolio and to isolate potential problem areas; (iv) to provide adequate valuation allowances in accordance with generally accepted accounting principles and OTS policies; (v) to provide accurate and timely information relating to credit quality that can be used for financial and regulatory reporting purposes; (vi) to assess the adequacy of internal controls and adherence to internal credit policies and loan administration procedures; (vii) to monitor compliance with relevant laws and regulations through a loan review system; and (viii) to evaluate the activities of lending personnel through a loan review system.

     The Bank utilizes its Asset Classification Committee (the "ACC") to provide a quarterly evaluation of the Bank's assets, to establish the adequacy of the valuation allowances and to evaluate the loan review system. The ACC is responsible for developing and implementing effective credit approval and loan review systems and controls, including a credit grading system, that identifies, monitors and addresses asset quality problems in an accurate and timely manner.

     After a loan has been made, responsibility is placed with loan officers to analyze continuously the loan portfolio and to identify promptly and report problem loans. Loans are also reviewed by the loan committee, the ACC and, periodically on a spot-check basis, by an outside accounting firm that conducts an independent credit review function for the Bank. The loan officer responsible for a loan submits the loan to the loan committee for approval in accordance with the guidelines of the Bank's lending authority. Each commercial real estate, construction, and lease loan is given a rating which the loan committee has the ability to approve or disapprove. In addition, the frequency of ongoing review is determined by the loan officer and approved by the Loan Committee. The ACC may determine that a loan or borrower's credit grading or review frequency should be changed in accordance with the framework provided by the Bank's grading system.

     The Bank also periodically performs an analysis of the various components of its portfolio, including all significant credits on an individual basis. In order to analyze the adequacy of the ALLL, the Bank will segment the loan and lease portfolios into components which have similar characteristics. Characteristics considered include, but are not limited to, geographical location, risk classification, past due status, type of loan, loan grade, and industry or collateral.

Estimates of credit losses reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.

     The ACC considers historical losses or recent trends, changes in national and local economic and business conditions and developments, the level and structure of interest rates, job growth, consumer confidence and the market value of collateral. The ACC considers (i) the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated losses in the Bank's current portfolio; (ii) changes in the duration, type and level of assets; (iii) the existence and effect of any concentration of assets and changes in the level of such concentrations; (iv) changes in the experience, ability and depth of the lending management and loan administration staff of the Bank; (v) changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; (vi) changes in the trend of the volume and severity of past due and classified loans; (vii) trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications; and (viii) changes in the quality of the Bank's loan review system and the degree of oversight by the Bank's Board of Directors.

     In addition, ratio analysis is used as a supplemental tool for evaluating loans, portfolio concentration and the overall reasonableness of the ALLL. Ratios are used to compare the Bank to its peer group and its historical practices in identifying divergent trends in the relationship of classified and nonclassified assets, past due and nonaccrual loans and leases, total loans and binding commitments and historical gross and net charge-offs.

     Based upon the amount and type of classifications, the ACC establishes the appropriate and requisite general and specific valuation allowances and makes any necessary adjustments to the allowances. The methodology for determining the amount of general valuation allowances will take the amount of assets classified special mention substandard, doubtful and loss into consideration. Certain percentages derived to properly reflect the risk associated with the Bank's loan mix will be applied to the balance of all loans including those classified substandard, doubtful, loss and special mention. These percentage range from .25% to 100% and are derived primarily through industry standards and the Bank's historical data. These percentages are reviewed as conditions require. The Bank has a conservative philosophy and automatically considers any loan that is delinquent 90 days or more and real estate acquired in the settlement of loans as substandard.

     The Bank will combine its estimates of the reserves needed for each component of the portfolio. The ALLL will be divided into two distinct portions: (i) an amount for specific allocations on significant individual credits and (ii) a general reserve amount. Within the general reserve section, the loan portfolio will be broken into as many segments as practical for the purpose of making allocation to the ALLL. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Provision for Loan Losses and Risk Elements."

ASSET LIABILITY MANAGEMENT

INTEREST RATE RISK

     The Bank operates under an interest rate risk policy through the ALCO. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.

     The Bank's ALCO is comprised of the Chairman of the Board, the President and CEO, the Executive Vice President, Senior Vice President & CFO, Senior Vice President-Accounting and the Manager of Secondary Mortgage Operations. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors which are designed to meet three goals -- manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

     The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations; (ii) originating and retaining for the portfolio, shorter term, higher yielding loan products which meet the Company's underwriting criteria; and (iii) actively managing the Company's Gap and interest rate risk exposure. During fiscal 1995, the Company also introduced strategies to increase core earnings which included increasing assets by retaining permanent adjustable rate mortgages and maintaining steady construction and consumer loan originations. The Company's ability to expand its loan portfolio through originations of residential construction, adjustable rate permanent mortgage loans and business loans has contributed to the Company's ability to improve its spread while limiting exposure to rising interest rates due to the variable rates and short term commitments these loans represent.

     The excess of interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap". The Bank's ALCO has continued to shift the Bank's Gap throughout the year. The Bank's Gap position is evaluated continuously and discussed by the ALCO in bi-weekly meetings. A positive Gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative Gap indicates an excess of rate sensitive liabilities over rate sensitive assets. The Bank had a negative one year Gap of 16.57% as of March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity." Part of the ALCO strategy for reducing interest rate risk revolves around increasing the percentage of shorter term floating rate loans in the Company's portfolio. This has been accomplished by originating business loans as well as residential construction and adjustable rate permanent loans. The Bank continues to originate consumer loans and second mortgage loans. In general, these loans have short maturities and floating interest rates.

     The Bank also operates under a secondary marketing policy. The secondary marketing policy applies to the use of forward commitments ("coverage") by PrimeEagle to hedge market exposure in the pipeline of loans originated for sale. The ALCO is responsible for the implementation of the policy. The policy outlines acceptable hedging instruments, sets limits on the maximum exposure to risk and outlines authority and responsibility for the implementation of the policy.

INVESTMENT ACTIVITIES

     Income from investments in securities provides the Bank's second largest source of interest income after interest on loans. Federally chartered thrift institutions are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities. These assets include, among others, United States Treasury and Federal Agency obligations, certain certificates of deposit, bankers' acceptances and Federal Funds. Subject to various restrictions, investments may also be made in mortgage-backed securities, commercial paper and corporate debt and equity securities.

     Investment decisions are made by authorized officers under the supervision of the Bank's Board of Directors pursuant to the Bank's investment policy. Brokers approved by the Board of Directors are used to effect securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at March 31, 1996.

     Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either trading assets, assets available for sale or assets held to maturity. At March 31, 1996, fixed rate mortgage-backed securities have been classified as assets available for sale based on management's determination that such assets may be liquidated prior to maturity. PrimeEagle classifies all permanent fixed rate loans originated as assets held for sale unless originated pursuant to a portfolio commitment to the Bank. All other loans, investments excluding equity securities and mortgage-backed securities are considered assets held to maturity unless specifically classified otherwise. As of March 31, 1996, $172.1 million or 28.1%, of the Company's assets were classified as held for sale.

     At March 31, 1996, the Bank's investment portfolio, consisted of United States Agency obligations, investment grade corporate debt securities, equity securities and FHLB stock. Additionally, the Bank holds investments in mortgage-backed securities. At March 31, 1996, the Bank did not own any repurchase agreements as investments.

REAL ESTATE DEVELOPMENT ACTIVITY

     EREA was formed in October 1991 as a wholly-owned real estate services subsidiary of the Company to perform third party real estate brokerage and development activities, assist the Bank in identifying and acquiring branch sites and assist in disposing of real estate acquired through foreclosure. In connection with its development activities, the Company and EREA select only local projects that management believes are well located and where zoning, utility and economic risks can be minimized before the Company commits to engage in development activities.

     At March 31, 1996, the Company had invested in five real estate development projects totaling $13.0 million and representing 2.1% of total assets. Set forth below is information regarding each of the projects.

     - Union Hill LLC. In October 1994, the Company and two unaffiliated third parties formed a limited liability corporation, Union Hill LLC, which purchased
149.7 acres of land located in Forsyth County, Georgia for the purpose of developing a 323-lot single family residential community named Chadbourne. The Company's investment in this LLC for land and development costs at March 31, 1996, was $3.6 million. Through March 31, 1996, Union Hill LLC had contracted to sell 217 lots at an average sales price of $30,878 per lot to one of Atlanta's largest single family home builders with a specific takedown schedule. The average development cost per lot is approximately $22,205. The Company benefits from the project by receiving a preferred return on its investment and 50% of any remaining profits.

     - Hampton Oaks L.P. In order to meet its goal of providing affordable housing , the Company invested $3.0 million in a limited partnership, Hampton Oaks, L.P., that was organized to construct a 50 unit affordable housing cooperative in Fulton County, Georgia. The general partner of Hampton Oaks, L.P. is a not-for-profit corporation. The Company owns a 99% limited partnership interest. The property is supported by 50 Section 8 housing permits and $2.6 million of Low Income Housing Tax Credits. As of March 31, 1996, the units are 100% occupied and the Company, as a result of its equity investment, will recognize Investment Tax Credits of $260,000 per year over the next 10 years.

     - Cobb Woodlawn Development LLC. In January 1995, the Company formed a wholly-owned limited liability corporation subsidiary, Cobb Woodlawn Development LLC, for the purpose of purchasing 15.8 acres of land and developing a 48-lot single-family residential community in Cobb County, Georgia named Woodlawn Park. The Company's net investment as of March 31, 1996 was $.5 million. At March 31, 1996, Cobb Woodlawn Development LLC had contracted to sell all 48 lots at an average sales price per lot of $61,250. The average development cost per lot is approximately $47,985. Development is complete and the sales contract requires all lot sales to be completed by August 1996.

     - BN Development Company LLC. In December 1995, the Company and an unaffiliated third party formed BN Development Company LLC for the purpose of acquiring a commercial lot near Cumberland Mall in Cobb County, Georgia and developing and leasing a 30,000 square foot Barnes & Noble, Inc. superstore. The Company's total investment at March 31, 1996 was $3.9 million. BN Development Company LLC's obligation is to provide a pad ready site for further development and construction of the superstore by Barnes & Noble, Inc. Upon completion of construction of the superstore, BN Development Company LLC will purchase the facility and lease it to Barnes & Noble, Inc. under a 20 year triple net lease. The Company benefits from the project by receiving a preferred return on its investment and 50% of any remaining profits.

     - Trimble Road Development, LLC. In February 1996, the Company formed a wholly-owned limited liability corporation, Trimble Road Development, LLC, for the purpose of purchasing 13.63 acres of land and developing a 28 lot single-family residential subdivision community in Fulton County, Georgia. The Company's net investment as of March 31, 1996, was $2.0 million.

SOURCES OF FUNDS

GENERAL

     Deposits are the Bank's largest source of funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from repurchase agreements, loan principal repayments, proceeds from sales of loans and loan participations and advances from the FHLB. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities.

DEPOSITS

     The Bank offers a variety of savings and other deposit programs and related services. Deposits are obtained primarily from the communities in which its banking offices are located. The Bank uses traditional marketing methods to attract new customers. The Bank does not advertise for deposits outside of its local market area. For further details as to the composition of the Bank's savings portfolio, see Note 7 of Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits."

     The Bank competes for deposits principally by attempting to identify the specific needs of its target market and by offering a high level of customer service. Analysis of product needs is generated through dialogue with customers and staff. The Bank offers a wide variety of savings programs including NOW checking accounts, passbooks, certificates of deposit ranging from three months to five years in maturity, tax deferred retirement programs, tax deferred certificates of deposit and small savers plans.

     Employee commitment to service is another important factor in attracting deposits. The goal of the Bank is to render superior personal service through convenient branch and main office locations and hours of operation. All of the Bank's branches are open on Saturdays for customer convenience. The Bank does not rely on any individual, group or entity for a material portion of its deposits.

BORROWINGS

     Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. However, the Bank periodically obtains additional funds by borrowing from the FHLB and through repurchase agreements entered into with various brokerage organizations whose credit worthiness has been approved by the Bank's Board of Directors. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Borrowings" and Note 8 of Notes to Consolidated Financial Statements.

COMPETITION

     The Bank faces strong competition in attracting deposits and making loans throughout its market areas. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. The Bank competes directly for deposits with commercial banks, money market funds and retail securities brokerage houses with offices in the Bank's market areas. The Bank also faces competition for deposits from (i) more distant depository institutions that advertise locally or through national media, (ii) short-term money funds, (iii) corporate and government borrowers (including, among others, insurance companies) and (iv) credit unions.

     The Bank's competition for loans comes from mortgage companies, other thrift institutions and commercial banks, credit unions, consumer finance companies, insurance companies and investment banking firms. The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of mortgage loans comes primarily from other thrift institutions and loan production firms, commercial banks and insurance companies. The Bank competes for loan originations through the quality of services it provides borrowers, real estate brokers and builders, as well as the interest rate and terms of its loans. The competition for loans varies from time to time depending on the general availability of lendable funds and credit, general and local economic conditions, interest rate levels, conditions in the local real estate market and other factors that are not readily predictable. The Bank attempts to charge interest rates and loan fees commensurate with the level of risk it accepts. The Bank believes that providing superior service can allow improved loan pricing. The expansion of PrimeEagle's mortgage origination offices has been targeted toward markets with solid growth prospects which are under served by PrimeEagle's competitors. No market is entered, however, without an experienced manager and highly trained staff.

     Competition may be further increased as a result of the enactment of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking Act") on September

29, 1994. Beginning in September 1995, bank holding companies, upon meeting certain criteria, were authorized to acquire existing banks on a nationwide basis without regard to state statutes to the contrary. Effective June 1, 1997, the Interstate Banking Act will permit mergers of banks on an interstate basis, unless states in which such banks are located pass legislation specifically prohibiting out-of-state banks from operating interstate branches within their boundaries. In addition, the Interstate Banking Act provides for de novo interstate branching within the host state. See "Supervision and Regulation -- Recent Legislation."

EMPLOYEES

     At March 31, 1996, the Company had 371 full-time employees and 56 part-time employees. All officers and other personnel serving the Company are employed and compensated by the Bank. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.


SUPERVISION AND REGULATION

GENERAL

     The Company is a savings and loan holding company and, as such, is subject to regulation, examination, supervision and reporting requirements of the OTS and the Georgia Department of Banking and Finance ("DBF"). The Bank is a federally chartered savings institution and is a member of the FHLB system, subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Federal Reserve Board governing reserve requirements. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     As the owner of all of the stock of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a "qualified thrift lender." See "-- Regulation of the Bank -- Qualified Thrift Lender Test" herein. In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

     The Company is prohibited from directly or indirectly acquiring control of any savings institution or savings and loan holding company without prior approval from the OTS or from acquiring more than 5% of the voting stock of any savings institution or savings and loan holding company which is not a subsidiary. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person or group of persons acting in concert, directly or indirectly, acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10% or more of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors."

RECENT LEGISLATION

     A number of legislative proposals have been introduced during the last twelve months in both the United States House and the Senate that contain provisions to recapitalize the SAIF by means of a one-time assessment on the deposits of all depository institutions the accounts of which are insured by the SAIF. See "Regulation of the Bank - Insurance of Accounts." Each of the separate legislative proposals would resolve the current premium disparity between the SAIF and the Bank Insurance Fund and contemplate the merger of the two Funds following the recapitalization. As an SAIF insured institution the Bank would be subject to the one-time assessment should any of the legislative proposals be enacted.

     In addition to recapitalization of the SAIF, other legislative proposals are pending that provide for the elimination of all federal savings association charters as of varying dates. The effect of such legislative proposals would be to require all savings associations to convert to either a national bank or state bank charter by a specified date with any related holding company required to become a bank holding company, subject to the limitations regarding permitted activities of the Bank Holding Company Act of 1956. In addition, other legislative proposals are pending, the effect of which would reform the Glass-Stegall Act as well as to effect regulatory relief for financial institutions. The regulatory relief provisions contained in several bills are proposed to eliminate or reduce and simplify disclosure and reporting requirements contained in current statute and regulations. The likelihood of enactment of any of the pending or proposed legislation is unknown.

     The Interstate Banking Act allows bank holding companies to acquire existing banks across state lines, regardless of state statutes. Further, under the Interstate Banking Act, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. States may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company), which would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions.

     The Riegle Community Development and Regulatory Improvement Act of 1994 provides for the creation of a community development financial institution's fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks.

REGULATION OF THE BANK

FEDERAL HOME LOAN BANK SYSTEM

     General. The Bank is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the greater of: (i) the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 1996 of $8.6 million.

     Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. A FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.

     Liquidity Requirements. Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage, currently 5%, of its net withdrawable savings deposits plus short-term borrowings. These regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified minimum percentage, currently 1%, of the total of its net withdrawable accounts and borrowings payable in one year or less. The Bank complied with its requirements at March 31, 1996.

INSURANCE OF ACCOUNTS

     General. Deposits at the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC through the SAIF. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions.

     Insured institutions are members of either the SAIF or the Bank Insurance Fund. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC; provided, however, that conversions are not permitted until the date on which the SAIF first meets or exceeds the designated reserve ratio (reserves to estimated SAIF insured deposits) for such fund, subject to certain exceptions. To date, the SAIF has not met the designated reserve ratio for the fund. FIRREA also provides, generally, that the moratorium on insurance fund conversions shall not be construed to prohibit a SAIF member from converting to a bank charter during the moratorium, as long as the resulting bank remains a SAIF member during that period. When a conversion is permitted, each insured institution participating in the conversion must pay an "exit fee" to the insurance fund it is leaving and an "entrance fee" to the insurance fund it is entering.

     Insurance Premiums and Regulatory Assessments. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25% of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups:
"well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. These rates range from $.23 per $100 of domestic deposits to $.31 per $100 of domestic deposits. See "-- Recent Legislation."

     In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 1996, the Bank paid $102,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

QUALIFIED THRIFT LENDER TEST

     Historically, the amount of advances which may be obtained by a member institution from the FHLB has been subject to the institution's compliance with a qualified thrift lender ("QTL") test. In order to comply with the QTL test, the Bank must maintain 65% of its total "Portfolio Assets" in "Qualified Thrift Investments." This level must be maintained on a monthly average basis in nine out of every twelve months. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. For purposes of the QTL test, "Portfolio Assets" equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20% of the savings institution's total assets. "Qualified Thrift Investments" generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and (v) shares of FHLB stock owned by the savings institution. Qualified Thrift Investments also include certain other specified investments, subject to a percentage of Portfolio Assets limitation. The Bank's Qualified Thrift Investments as of March 31, 1996 were $445.6 million, or 78.6% of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

CAPITAL REQUIREMENTS

     General. Effective December 7, 1989, OTS capital regulations established capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. At March 31, 1996, the Bank was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on the Bank's activities.

     Core Capital and Tangible Capital. The OTS requires a savings institution to maintain "core capital" in an amount not less than 3% of the savings institution's total assets. "Core capital" includes, generally, common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in fully-consolidated subsidiaries, less
(i) investments in certain "non-includable" subsidiaries (as determined by regulation) and (ii) certain intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships).

     The "tangible capital" requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means core capital less any intangible assets (except for purchased mortgage servicing rights included in core capital).

     Most national banks will be required to maintain a level of core capital of at least 100 to 200 basis points above the 3% minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions will be required to maintain core capital levels at least as high as national banks. At March 31, 1996, the Bank's core capital and tangible capital were both $53.6 million or 8.9% of adjusted total assets.

     Risk-Based Capital. The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0%. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and allowance for loan and lease losses of up to 1.25% of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. As of March 31, 1996, the Bank's ratio of total capital to total risk-weighted assets was 15.8%.

     In addition, the OTS requires institutions with an "above-normal" degree of interest rate risk to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2%, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2%, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2% multiplied by the market value of its assets. Management believes that the Bank's interest rate risk is within the normal range.

CAPITAL DISTRIBUTIONS

     "Capital distributions" by OTS-regulated savings institutions also are regulated by the OTS. Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. An association is categorized as either a "Tier 1," association which is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirements. A Tier 2 association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement but does not meet the fully phased-in capital requirement. A Tier 3 association is defined as an association that has current capital less than its minimum capital requirement.

     The Bank currently is in compliance with the regulatory capital requirements and therefore is a Tier 1 association. A "Tier 1" association is permitted to make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for the OTS to object to the distribution. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. Currently, the Bank periodically notifies the OTS of the gross amount of dividends it intends to pay to the Company as the sole stockholder of the Bank. On February 3, 1995, the OTS approved the payment by the Bank of $5 million in dividends of which the Bank had paid $1,400,000 through March 31, 1996. The Bank's ability to pay dividends to the Company is subject to the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank's lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income.

FEDERAL RESERVE SYSTEM REQUIREMENTS

     The Federal Reserve requires depository institutions to maintain noninterest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on the first $51.9 million of net transaction account, plus 10% on the remainder. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Members of the FHLB System also are authorized to borrow from the Federal Reserve "discount window" subject to restrictions imposed by Federal Reserve regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from the Federal Reserve.

CONSUMER PROTECTION AND OTHER LAWS AND REGULATIONS

     The Bank and PrimeEagle also are subject to various laws and regulations dealing generally with consumer protection matters including without limitation, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws. The Bank and PrimeEagle may be subject to potential liability under these laws and regulations for material violations.

STATE REGULATION

     As a federally chartered savings institution, the Bank generally is not subject to those provisions of Georgia law governing state chartered financial institutions or to the jurisdiction of the DBF. However, the DBF interprets the Georgia Bank Holding Company Act to require the prior approval of the DBF for any acquisition of control of any savings institution (whether chartered by state or federal authority) located in Georgia.

     The DBF also interprets the Georgia Bank Holding Company Act to include savings and loan holding companies as "bank holding companies," thus giving the DBF the authority to make examinations of the Company and any subsidiaries and to require periodic and other reports. Existing DBF regulations do not restrict the business activities or investments of the Company or the Bank.

     State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending in which the Bank engages, such as making loans of $3,000 or less, are subject to interest rate limitations.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at 4305 Lynburn Drive, Tucker, Georgia, in a 4,320 square foot building owned by the Bank. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company's ten branch offices are located in the Doraville, Dunwoody, Lilburn, Norcross, Northlake, Roswell, Stone Mountain, Towne Lake, Tucker and Wesley Chapel areas of metropolitan Atlanta, Georgia. One of the Bank's ten branch locations is leased under an operating lease and the remaining branch properties, including the main office are owned by the Bank. The lease on the Bank's Northlake office expires in 2002.

     PrimeEagle operates 15 loan production offices located in Aiken, Columbia and Sumter, South Carolina; Jacksonville and St. Augustine, Florida; Atlanta, Augusta, Cumming, Hinesville, Peachtree City, Savannah, Stockbridge and Warner Robins, Georgia; Chattanooga, Tennessee; and Charlotte, North Carolina. Each of these offices is leased pursuant to an operating lease. The Augusta office is leased on a month-to-month basis. The Savannah office has a three-year lease that expires in 1997. The Hinesville office has a five-year lease that expires in 1998. The Warner Robins office lease expires in 1999. The Chattanooga office lease expires in 1996. The Jacksonville, Florida and Columbia, South Carolina leases expire in 2000. The PrimeEagle office in Atlanta is leased pursuant to an operating lease that expires in 1998 and includes an option to renew for a three-year term. The Aiken and Sumter, South Carolina and the Stockbridge and Peachtree City, Georgia leases expire in 1996. Management believes that it will be able to renew such leases on satisfactory terms.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject, other than ordinary, routine litigation incident to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "EBSI." The following table sets forth for the periods indicated the high and low last sale prices of the Common Stock as reported on the NASDAQ National Market and dividends paid per share, which data reflects the two-for-one split of the Common Stock effected in the form of a stock dividend paid on December 21, 1995.


                                                            DIVIDENDS PAID
FISCAL YEARS ENDED MARCH 31,            HIGH      LOW          PER SHARE
1994
First Quarter                         $ 9.250  $ 7.875           $.055
Second Quarter                         10.250    8.000            .070
Third Quarter                          10.875    9.750            .085
Fourth Quarter                         12.375   10.500            .100
1995
First Quarter                          12.000   11.125            .110
Second Quarter                         13.250   11.500            .115
Third Quarter                          12.750    9.750            .120
Fourth Quarter                         12.000   10.125            .125
1996
First Quarter                          14.375   11.875            .125
Second Quarter                         17.000   14.000            .125
Third Quarter                          19.000   16.625            .130
Fourth Quarter                         19.000   15.000            .130

     On March 31, 1996, the last sale price of the Common Stock, as reported on the NASDAQ National Market, was $15.50. On June 21, 1996, there were 4,552,200 shares of Common Stock outstanding and approximately 649 record holders of the Common Stock.

     The Company began the payment of cash dividends on its Common Stock during fiscal 1992 and paid $.05 per share for the fourth quarter of that year. During fiscal 1993, the Company paid four quarterly dividends totaling $.20 per share. During fiscal 1994, the Company paid four quarterly dividends totaling $.31 per share. During fiscal 1995, the Company paid four quarterly dividends totaling $.47 per share. During fiscal 1996, the company paid four quarterly dividends totaling $.51 per share. At March 31, 1996, the current indicated dividend rate, on an annualized basis, is $.52 per share.

     The ability of the Company to pay cash dividends to its stockholders is directly dependent upon the Bank's ability to pay cash dividends to the Company. The Bank is subject to certain restrictions on the amount of dividends it is permitted to pay. See "Supervision and Regulation -- Capital Distributions." The amount of cash dividend on Common Stock will be determined by the Company's Board of Directors in light of conditions existing from time to time, including the Company's growth prospects, profitability, financial condition, investment opportunities, liquidity requirements, results of operations, regulatory restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands except per share data)


                                                            Year Ending March 31,
- ----------------------------------------------------------------------------------------------------
                                              1996        1995        1994        1993        1992
- ----------------------------------------------------------------------------------------------------
Net interest income                        $ 18,493    $ 16,711    $ 14,997    $ 12,200    $  7,793
Provision for loan losses                     1,000         643       1,000         630         398
Other income                                 10,044       6,347       9,250       5,794       1,866
Other expense                                20,121      16,035      14,740      11,026       6,833
IIncome after tax(1)                          5,020       4,101       5,318       4,069       1,638
Net income                                    5,020       4,101       5,211       4,069       1,638
- ----------------------------------------------------------------------------------------------------

PER SHARE DATA:(4)
Income after tax-primary(1)                $   1.53    $   1.34    $   1.74    $   1.38    $    .54
Income after tax-fully diluted(1)              1.53        1.34        1.73        1.38         .54
Net income-primary(2)                          1.53        1.34        1.71        1.38         .54
Net income-fully diluted(2)                    1.53        1.34        1.70        1.38         .54
Dividends                                       .51         .47         .31         .20         .05
Book Value                                    12.56       10.90       10.20        8.76        7.56
- ----------------------------------------------------------------------------------------------------

FINANCIAL RATIOS (%)
Net interest margin-taxable equivalent         3.93        4.79        4.80        4.12        2.80
Return on average assets(1)                     .98        1.08        1.62        1.32         .57
Return on average equity(1)                   13.09       12.71       18.76       16.68        7.46
Equity to assets                               9.35        7.35        9.62        8.03        7.41
Dividend payout                               33.33       35.07       18.18       14.49        9.35
- ----------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (%)
Non-performing assets/
  Total assets
Reserve for loan losses/
 Net loans plus reserves(3)                    1.13        0.27        0.46        1.30        1.60
Reserve for loan losses/                        .97        0.96        1.36        1.13        0.51
Non-performing assets                         60.45      276.03      229.70       57.70       18.45
- ----------------------------------------------------------------------------------------------------

MARKET PRICE:
High                                       $ 19        $ 13 1/4    $ 12 3/8    $  9 1/4    $  4 1/2
Low                                          11 7/8       9 3/4       7 7/8       4           3
- ----------------------------------------------------------------------------------------------------

AT MARCH 31,
Total assets                               $611,512    $457,317    $320,385    $321,597    $302,173
Loans, net(3)                               427,057     345,126     243,367     213,577     172,449
Reserve for loan losses                       4,176       3,362       3,349       2,420         892
Non-performing assets                         6,908       1,218       1,458       4,194       4,834
Deposits                                    348,098     286,315     244,297     228,633     219,825
Borrowings                                  173,060     119,953      30,750      47,500      55,992
Shareholders' equity                         57,175      33,636      30,832      25,823      22,376
- ----------------------------------------------------------------------------------------------------

(1) Before extraordinary item and cumulative effect of accounting change.
(2) Weighted average shares of common stock outstanding including dilutive effects for fiscal 1994 only.
(3) Includes loans receivable held for sale.
(4) Per share data reflects two for one split in the form of a stock dividend paid on December 21, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION


STRATEGIC FOCUS


     The Company's near term strategy is to continue to capitalize on certain opportunities which have been presented by recent consolidations. First, staff reductions and branch closing at other institutions have enabled the Company to hire experienced banking executives and acquire new banking facilities.
Second, the Company has acquired a multioffice mortgage banking company, acquired additional retail deposits and attracted new customers. Third, the Company is now in a position to acquire smaller financial institutions in the metropolitan Atlanta area, which will enable the Company to further expand its franchise. The Company's long term strategy is to increase shareholder value by building franchise value, creating competitive advantages in targeted business niches, developing additional long-term customer driven relationships, and compensating employees based upon bottom line performance.

FISCAL 1996 OVERVIEW
- -           Total assets grew 33.7 percent from $457.3 million to $611.5 million the largest component of that growth, $74.5 million, was loans secured by single family homes.
- -           As a result of NationsBank's acquisition of Bank South, Tucker
            Federal became the second largest Atlanta headquartered financial institution and has contracted to acquire three new branch facilities.
- -           In 1995, Atlanta lead the nation in single family housing starts and is projected to maintain that position through 2001.
- -           The Company raised an additional $21.5 million of new common equity through an offering underwritten by Interstate/Johnson Lane and Morgan Keegan.
- -           The Board of Directors split the stock and increased dividends to
            $.13 per quarter.
- -           Earnings per share increased 14.2 percent and book value per share increased 15.2 percent.
- -           The Company opened two new regional banking centers in Cherokee
            County and North Fulton County two of the rapid growth corridors in Atlanta.
- -           Deposits grew 21.6 percent to $348.1 million from $286.3 million.
- -           The Company expanded its consumer loan and non-conforming finance activities and implemented a loan approval program which can approve sales finance loans 24 hours a day, seven days a week.
- -           Single family loans originated and sold by our mortgage banking subsidiary, PrimeEagle increased 59.7 percent to $449.4 million from $281.4 million.  The margin on mortgage loans improved to
            1.51 percent in 1996 from 1.15 percent in 1995. As a result, mortgage production fees increased 109.4 percent to $6.8 million from $3.2 million.
- -           Return on  average equity increased to 13.1 percent from 12.71 percent, while return on average assets declined to .98 percent from 1.08 percent primarily because of the rapid growth in assets.
- -           Eagle Real Estate Advisors generated $862,000 of gains on the sale of residential building lots at its two development communities in Cobb and Forsyth counties Georgia.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31,1995 AND MARCH 31,
1996

Net income

     The Company's net income increased by $919,000 or 22.4 percent to $5,020,000 in fiscal 1996 from $4,101,000 in fiscal 1995. The increase is primarily attributable to growth in interest and non-interest income. Net income per share increased to $1.53 for the year ended March 31, 1996 compared to $1.34 for the year ended March 31, 1995.

Net Interest Income

     Net interest income increased by $1.8 million or 10.7 percent to $18.5 million in fiscal 1996 from $16.7 million in fiscal 1995. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined during the year to 361 basis points from 446 basis points in the prior year. The primary reason for the decline was the increase in the cost of interest bearing liabilities. Yield on interest earning assets declined 5 basis points to 9.06 percent from 9.11 percent while the cost of interest bearing liabilities rose 80 basis points to 5.45 percent from 4.65 percent.

     Interest income received on loans increased $9.6 million or 36.4 percent to $35.9 million in fiscal 1996 from $26.3 million in fiscal 1995. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans, conforming single family loans held for sale and equipment leases. The yield on the loan portfolio remained consistent at 9.39 percent for the year compared to 9.42 percent in the prior year. Interest received on mortgage backed securities increased $588,000 or 30.3 percent to $2.5 million in fiscal 1996 from $1.9 million in fiscal 1995. This increase is primarily due to purchases of mortgage backed securities for the available for sale portfolio. Interest received on securities increased $583,000 or 14.3 percent to $4.7 million in fiscal 1996 from $4.1 million in fiscal 1995. This is primarily the result of purchases of securities during the year.

     Interest expense increased $8.9 million or 57.4 percent to $24.6 million in fiscal 1996 from $15.6 million in fiscal 1995. This is primarily the result of growth in deposits and FHLB advances combined with increases in the cost of these interest bearing liabilities. Interest expense on deposits increased $5.1 million or 43.5 percent to $16.7 million from $11.6 million in fiscal 1995. The increase in interest expense on deposits is the result of growth in deposit accounts coupled with an increase in their cost. The cost of deposits rose to 5.21 percent during the year from 4.34 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $3.9 million or 97.8 percent to $7.9 million from $4.0 million in fiscal 1995. During the year, the Bank's cost of FHLB advances rose 19 basis points to 6.06 percent from 5.87 percent in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

     During the first two quarters of fiscal 1996, the Company experienced pressure on borrowing rates and net interest margin as a result of the continuing decrease in the percentage of deposits represented by lower cost passbook and NOW accounts. In addition, the net interest margin has decreased due to an increase in advances from the FHLB with higher borrowing costs.

Provision for loan loss

     The Company increased its provision for loan losses by $357,000 or 55.5 percent to $1.0 million in fiscal 1996 from $643,000 in fiscal 1995. This increase is attributable to increased non-performing assets and potential problem loans. Non-performing and potential problem assets increased to $8.3 million at March 31, 1996 compared to $2.2 million at March 31, 1995. Total problem assets, which include all non-performing and classified assets, increased to 1.35 percent of total assets at March 31, 1996, from .47 percent of total assets at March 31, 1995. At March 31, 1996, 49.6 percent of non-performing and classified assets were equipment leases, 28.2 percent were construction loans and the balance involved real estate owned and mortgage loans. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss reserves.

Non-interest income

     Non-interest income increased by $3.7 million or 58.2 percent to $10.0 million for fiscal 1996 from $6.3 million for fiscal 1995. Mortgage production fees are the largest component of non-interest income and such fees increased $3.5 million or 109.4 percent to $6.8 million compared to $3.2 million in fiscal 1995. The volume of loans sold in the secondary market increased to $449 million during 1996 compared to $281 million in fiscal 1995. In addition, the margin earned on these loans (mortgage production fees divided by mortgage volume sold) increased to 151 basis points in fiscal 1996 compared to 115 basis points in fiscal 1995. The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. The Company sold the majority of it loans with servicing released and the largest component of mortgage production fees was service release premiums in fiscal 1996.

     During the year, the Company recorded $862,000 of gain on the sale of real estate held for development and sale. This is the result of lot sales in the Company's Chadbourne development in Forsyth county and in the Cobb Woodlawn development in Cobb county.

     Service charges increased $163,000 or 27.3 percent to $760,000 in fiscal 1996 compared to $597,000 in fiscal year 1995. This is the result of growth in the number of checking accounts during the year. Gain on the sale of loans decreased 90.9 percent to $81,000 in fiscal 1996 from $891,000 in fiscal 1995 when the Company sold loans which had been purchased at a discount from the Resolution Trust Corporation.

Non-interest expense

     Non-interest expense increased by $4.1 million or 25.5 percent to $20.1 million for fiscal 1996 from $16.0 million for fiscal 1995. The Company's efficiency ratio was 70.5 percent for fiscal 1996 compared to 69.5 percent for fiscal 1995. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. The dollar amount of total assets to non-interest expense increased to $30.39 in fiscal 1996 from $28.52 in fiscal 1995, principally resulting from mortgage origination cost, effected by the sale of $449 million of mortgage loans in the secondary market. While mortgage banking companies traditionally have higher efficiency ratios, the Company is focused on streamlining this business segment to provide a higher margin.

     Salaries and employee benefits increased $2.4 million or 24.5 percent to $12.0 million from $9.6 million. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $228,000 or 12.1 percent to $2.1 million in fiscal 1996 from $1.9 million for fiscal 1995. This is primarily due to the addition of two new regional banking facilities during the year. Federal insurance premiums increased 18.1 percent to $717,000 in fiscal 1996 from $607,000 in fiscal 1995. The increase is a function of the company's deposit growth. The Bank pays $.23 per one-hundred dollar of deposits as premiums to the Savings Association Insurance Fund, which is significantly higher than premiums on deposits insured by the Bank Insurance Fund.

Income tax expense

     The Company's effective tax rate for fiscal 1996 was 32.3 percent compared to 35.7 percent in the prior year. This is primarily due to low income housing tax credits utilized during fiscal 1996.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1994 AND MARCH 31,
1995

     The Company's net income decreased by $1.1 million or 21.3% to $4.1 million in the fiscal year ended March 31, 1995 from $5.2 million in the fiscal year ended March 31, 1994. Management consciously increased asset size and grew the loan portfolio during fiscal 1995 to increase net interest income in order to compensate for the decline in mortgage production fees. Loan production revenues decreased in fiscal 1995 as a result of the rise in interest rates and reduction in mortgage refinancing activities.

Net Interest Income

     Net interest income increased by $1.7 million or 11.4% to $16.7 million in fiscal 1995 from $15.0 million in fiscal 1994. The general upward trend in market interest rates during those periods contributed to the increase in the yield on interest earning assets in fiscal 1995 from fiscal 1994 and the increase in the cost of interest bearing liabilities. Interest on mortgage-backed securities decreased as a result of the trend of prepayment of higher coupon securities and the Company's sale of selected mortgage-backed securities during fiscal 1994 and 1995. The Company's decision to sell mortgage-backed securities in fiscal 1994 was based primarily on the trend of rapid prepayments as a result of record mortgage refinancings.

     Interest expense increased by $3.1 million or 24.7% to $15.6 million in fiscal 1995 from $12.5 million in fiscal 1994. This was primarily the result of an increase in deposits and FHLB advances. During fiscal 1994, the Company repaid $7.5 million of 8.45% FHLB advances. This transaction is reflected in the financial statements as an extraordinary item. The prepayment penalty, net of state and federal income taxes, was $427,000.

Provision for Loan Loss

     The Company decreased its provision for loan losses by $357,000 or 35.7% to $643,000 in fiscal 1995 from $1.0 million in fiscal 1994. The decrease in the provision was a result of management's continuing evaluation of the inherent risks in the Company's existing loan portfolio and the level of existing reserves. Since the Company's historical charge-offs have been low, the allocation of reserves to specific loan categories is based upon management's analysis of the current inherent risk of each loan category, not historical patterns.

Non-Interest Income

     Non-interest income decreased by $2.9 million or 31.4% to $6.3 million in fiscal 1995 from $9.2 million in fiscal 1994. Mortgage production fees represented 51.0% of total non-interest income in fiscal 1995 compared to 65.9% in fiscal 1994. These fees are directly related to the volume of loans originated and sold. Loans sold in the secondary market decreased by $222.7 million or 44.2% to $281.4 million in fiscal 1995 from $504.1 million during fiscal 1994. The reduced rate of loans originated and sold results from rising interest rates which caused a decrease in mortgage refinancing during fiscal 1995 and, therefore, lower permanent mortgage originations.

     Gain on sale of loans increased by $703,000 or 373.9% to $891,000 in fiscal 1995 from $188,000 in fiscal 1994. This was primarily attributable to the sale of the guaranteed portions of SBA loans and the sale of multi-family loans acquired from the RTC. In fiscal 1995, the Company recognized $14,000 of gains on the sale of mortgage-backed securities. The Company does not rely on the sale of mortgage-backed secuities as a continuing source of income.

Non-Interest Expense

     In fiscal 1995, salaries and employee benefits increased 7.4% to $9.6 million from $9.0 million in fiscal 1994. This increase was primarily due to the additional processing personnel required to service the growth in loans and customers. In fiscal 1995, the Company added loan production offices in Columbia and Sumter, South Carolina, purchased property for additional branch sites and began construction of another metropolitan Atlanta branch located in Cherokee County, Georgia. The Company's net occupancy expense increased by $395,000 or 26.4% to $1.9 million in fiscal 1995 from $1.5 million in fiscal 1994, as a result of rent escalation and increased property taxes. The Company's data processing expense increased as a result of the growth in the number of checking accounts and the loan servicing portfolio. Increased deposits caused Federal Deposit Insurance Corporation ("FDIC") insurance premiums to increase to $607,000 in fiscal 1995 from $532,000 in fiscal 1994.

Income Tax Expense

     The effective income tax rate for fiscal 1995 was 35.7% compared to 37.5% for fiscal 1994. The major factor contributing to this decrease was the tax benefit received from certain investment securities.

INTEREST RATE SENSITIVITY

     Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin decreased to 3.93 percent during fiscal 1996 from 4.79 percent during fiscal 1995. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The decrease in the net interest margin in fiscal 1996 was primarily attributable to the increase in the cost of interest bearing liabilities rather than an decrease in the yield earned on interest earning assets. The yield earned on average loans remained consistent at 9.39 percent for fiscal 1996 compared to 9.42 percent. This is attributable to the Company's ability to expand its loan portfolio through originations of loans held for sale, construction loans and leases. The cost of deposits rose primarily because of the 54 basis point increase in the cost of certificates of deposit from 5.68 percent in fiscal 1995 to 6.22 percent in fiscal 1996. In addition, the cost of deposits increased due to the change in the mix of average deposits with a shift from lower costing passbook and money market accounts to longer term certificates of deposit. The Company also relies on borrowing from the FHLB to fund asset growth and the cost of FHLB advances increased 19 basis points to 6.06 percent in fiscal 1996 from 5.87 percent in fiscal 1995.

     The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 1996, 1995 and 1994:

AVERAGE BALANCE SHEET

- ---------------------------------------------------------------------------------------------------------------------------------
Year ended March 31,                                   1996                         1995                         1994
- ---------------------------------------------------------------------------------------------------------------------------------
                                             Average             Yield/   Average             Yield/   Average             Yield/
(dollars in thousands)                       Balance  Interest    Cost    Balance  Interest    Cost    Balance   Interest   Cost
- ---------------------------------------------------------------------------------------------------------------------------------
Assets
- ---------------------------------------------------------------------------------------------------------------------------------
Loans*                                      $382,689   $35,917    9.39%  $279,367   $26,330    9.42%  $233,976    $21,906   9.36%
Mortgage-backed securities                    34,595     2,527    7.30%    26,454     1,939    7.33%    41,891      3,135   7.48%
FHLB stock                                     6,947       505    7.27%     4,040       272    6.73%     3,277        174   5.31%
Taxable investments                           32,674     2,512    7.69%    34,002     2,663    7.83%    29,524      2,204   7.47%
Tax-exempt investment securities              21,392     1,920    8.98%    15,958     1,650   10.34%         -          -      -
Interest earning deposits and Federal
  funds                                        1,502        91    6.06%     1,645        74    4.56%     3,838        110   2.87%
- ---------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                479,799    43,472    9.06%   361,466    32,928    9.11%   312,506     27,529   8.81%
Non-interest earning assets                   34,561                       18,886                       15,637
- ---------------------------------------------------------------------------------------------------------------------------------
Total assets                                $514,360                     $380,352                     $328,143
- ---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity
- ---------------------------------------------------------------------------------------------------------------------------------
Passbook accounts                           $ 42,144   $ 1,054    2.50%  $ 52,850   $ 1,425    2.70%  $ 53,784    $ 1,435   2.67%
NOW                                           28,586       494    1.73%    28,346       484    1.71%    22,123        383   1.73%
Money market                                  10,192       231    2.27%    20,993       300    1.43%    12,729        311   2.44%
Certificates of deposit                      239,614    14,905    6.22%   165,708     9,416    5.68%   149,569      7,877   5.27%
- ---------------------------------------------------------------------------------------------------------------------------------
Total Deposits                               320,536    16,684    5.21%   267,897    11,625    4.34%   238,205     10,006   4.20%
Advances                                     130,824     7,923    6.06%    68,272     4,006    5.87%    48,265      2,526   5.23%
- ---------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           451,360    24,607    5.45%   336,169    15,631    4.65%   286,470     12,532   4.38%
Non-interest bearing liabilities              24,663                       11,915                       13,328
Stockholders' equity                          38,337                       32,268                       28,345
- ---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $514,360                     $380,352                     $328,143
=================================================================================================================================
Net interest/rate spread                               $18,865    3.61%             $17,297    4.46%              $14,997   4.43%
Taxable-equivalent adjustment                             (372)                        (586)
=================================================================================================================================
Net interest income, actual                            $18,493                      $16,711                       $14,997
Net interest earning assets/net
  interest margin                           $ 28,439              3.93%  $ 25,297              4.79%  $ 26,036              4.80%
=================================================================================================================================
Interest earning assets as a
percentage of interest bearing liabilities    106.30%                      107.52%                      109.09%
=================================================================================================================================

* Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

     The rate volume analysis below reflects the components of net interest income for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by prior period volume),
(ii) changes in volume (changes in volume multiplied by prior period rate), and
(iii) changes in rate/volume (changes in rate multiplied by changes in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate.



RATE/VOLUME ANALYSIS


- -------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                        1996 Compared to 1995            1995 Compared to 1994
- -------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) DUE TO                                Rate       Volume        Total      Rate    Volume      Total
- -------------------------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
  Loans                                                $   (84)     $ 9,671      $ 9,587    $  141    $ 4,283    $ 4,424
  Mortgage-backed securities                                (8)         596          588       (66)    (1,130)    (1,196)
  Taxable investment securities                            (47)        (104)        (151)      110        349        459
  Tax-exempt investment securities*                       (238)         508          270     1,649         --      1,649
  Interests earning deposits and Federal funds              23           (7)          16        46        (81)       (35)
  FHLB Stock                                                23          210          233        54         44         98
- -------------------------------------------------------------------------------------------------------------------------
Total                                                     (331)      10,874       10,543     1,934      3,465      5,399
- -------------------------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
  Deposits                                               2,561        2,497        5,058       342      1,277      1,619
  FHLB advances                                            134        3,783        3,917       338      1,142      1,480
- -------------------------------------------------------------------------------------------------------------------------
Total                                                    2,695        6,280        8,975       680      2,419      3,099
- -------------------------------------------------------------------------------------------------------------------------
Net change in net interest income                      $(3,026)     $ 4,594      $ 1,568    $1,254    $ 1,046    $ 2,300
- -------------------------------------------------------------------------------------------------------------------------

* Reflects taxable-equivalent adjustments using the statutory federal and state income tax rate of 39 percent in adjusting interest on tax-exempt investment securities to a taxable equivalent basis.

     The Company manages the inherently different maturity and re-pricing characteristics of its loans and deposits to achieve a desired interest rate sensitivity position and to limit the Company's exposure to interest rate risk. The Bank's Asset and Liability Committee ("ALCO") has primary responsibility for managing the Company's exposure to interest rate risk. The ALCO is comprised of three directors, two officers of the Bank and the manager of the Bank's secondary marketing department. The ALCO meets two times a week to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions. Funding positions are kept within predetermined limits designed to ensure that the interest rate risk of the Company is properly managed. The Company utilizes a simulation model to measure interest rate risk and manage its exposure to interest rate risk.

     Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The ALCO has continued to shift the Company's Gap throughout fiscal 1996. The Company's Gap position is evaluated continuously and reviewed by the ALCO in bi-weekly meetings. The Company has a negative one year Gap of 16.57 percent as of March 31, 1996. Part of the ALCO strategy for reducing interest rate risk revolves around increasing the percentage of shorter term floating rate loans in the Company's portfolio. This has been accomplished by originating residential construction and adjustable rate permanent loans. The Company continues to originate consumer loans, second mortgage loans and equipment lease financing loans. In general, these loans have short maturities and/or have floating interest rates.

GAP ANALYSIS

     The following table presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1996. Assets and liabilities having no stated schedule of repayments and no stated maturity are reported as due in less then three months, except equity securities which are reported due after five years.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                  More than     More than   More than
                                               Less than           3 months       1 year    3 years to      After 5
(dollars in thousands)                         3 months           to 1 year     to 3 years    5 years        years        Total
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNINGS ASSETS RE-PRICING:
- ----------------------------------------------------------------------------------------------------------------------------------
Loans receivable                               $133,341            $59,253       $34,287     $ 31,066       $ 81,999      $339,946
Investment securities held to maturity            5,000             18,471         2,001        7,967         21,902        55,341
Securities available for sale                         -                290             -        2,083         77,139        79,512
Loans receivable held for sale*                  92,552                  -             -            -              -        92,552
FHLB stock                                            -                  -             -            -          8,565         8,565
Interest bearing deposit                            339                  -             -            -              -           339
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                 231,232             78,014        36,288       41,116        189,605       576,255
- ----------------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities re-pricing:
- ----------------------------------------------------------------------------------------------------------------------------------
Deposits                                       $132,918           $126,856       $41,135     $ 46,641       $    548      $348,098
Borrowings                                       35,000            115,790        13,735        8,019            516       173,060
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            167,918            242,646        54,870       54,660          1,064       521,158
- ----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity Gap                    63,314           (164,632)      (18,582)     (13,544)       188,541

Cumulative interest rate sensitivity Gap         63,314           (101,318)     (119,900)    (133,444)        55,097        55,097
==================================================================================================================================
Cumulative interest rate sensitivity Gap as a
 percentage of total assets                       10.35%            (16.57%)      (19.61%)     (21.82%)         9.01%
==================================================================================================================================

      *Represents loans committed to sell in less than 3 months

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following table sets forth certain information at March 31, 1996, regarding the dollar amount of loans maturing in the Bank's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.


March 31, 1996
- ---------------------------------------------------------------------------------------------------------------
                                                One Year     One Year to Five        After
(dollars in thousands)                          or Less            Years           Five Years           Total

Real estate mortgage loans:
  Fixed rates                                   $ 1,194           $ 6,270           $ 49,617          $ 57,081
  Adjustable rates                                2,569             5,008            117,187           124,764
Real estate construction, net:
  Adjustable rates                              104,695             9,412              1,861           115,968
Investment in commercial leases:
  Fixed rates                                     3,685            34,347                  -            38,032
Consumer - Fixed rates                              208             2,527                121             2,856
Loans on savings - Fixed rates                    1,245                 -                  -             1,245
- ---------------------------------------------------------------------------------------------------------------
  Total                                         113,596            57,564            168,786           339,946
- ---------------------------------------------------------------------------------------------------------------
Less:   Unearned income                                                                                    384
        Deferred loan origination fees                                                                   1,409
        Reserve for loan losses                                                                          4,176
        Unearned premium on loans                                                                         (528)
- ---------------------------------------------------------------------------------------------------------------
  Total                                                                                               $334,505
- ---------------------------------------------------------------------------------------------------------------

     The following table reflects the dollar amount of all loans due after one year from March 31, 1996, which have predetermined interest rates and have floating or adjustable rates.


(dollars in thousands)
                                  Predetermined      Floating or
                                      rates       Adjustable Rates
Real estate-mortgage                 $55,881          $122,195
Real estate-construction, net              -            11,273
Commercial leases                     34,347                 -
Consumer                               2,654                 -
- ---------------------------------------------------------------
  Total                              $92,882          $133,468

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

PROVISION FOR LOAN LOSSES AND RISK ELEMENTS

     The Bank has an Asset Classification Committee (the "ACC"), comprised of management, which reports at least quarterly to the Board of Directors. Management and the ACC consider numerous factors in identifying potential problem loans including, among other factors, the estimated value of the underlying collateral, loan concentrations, specific loan problems, economic conditions that may affect the borrower's ability to repay, past payment experience, general market conditions and such other factors as management or the ACC believes should be considered under existing circumstances. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the reserve for loan losses. Such agencies require the Bank to recognize additions to the reserve based on judgments with regard to information available to them at the time of the examination. Management is not aware of any loans classified for regulatory purposes as loss, doubtful or substandard that (i) have not been disclosed and (ii) either (a) represent or result from trends or uncertainties, which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(b) represent material credits with respect to which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

     Over the past several years, the Company has experienced significant growth in its permanent single family residential mortgage loan, construction loan and leasing portfolios. The Company's portfolio of permanent residential mortgage loans was $244.9 million at March 31, 1996, constituting 40.0 percent of total assets and 56.6 percent of the Company's loan portfolio. Construction loans comprise the second largest component of the Company's loan portfolio. At March 31, 1996, construction loans constituted 26.8 percent of the Company's loan portfolio and totaled $116.0 million. At March 31, 1996, the Company's investment in the purchase of equipment leases was $38.0 million which represented 8.8 percent of the Company's loan portfolio.

     Construction loans frequently involve greater risk than residential mortgage loans principally due to (i) the creditworthiness of construction borrowers in general, (ii) the potential risks associated with securing permanent financing, and (iii) general market conditions in the housing industry. The Company's investment in equipment leases involves risk because of
(i) the decline in value of the leased equipment and the geographic location of the equipment, (ii) the Company's reliance on third party lessors for servicing the leases, and (iii) the location of lessees outside the Company's geographic market.

     Management believes that the Bank's credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank's allowance for possible loan losses is adequate in relation to the composition of its loan portfolio. Although the Company's non-accrual loans as a percentage of total loans was 1.41 percent at March 31, 1996, there is a risk that the quality of the Company's loan portfolio could decline, particularly as a result of the rapid growth in loans, as a result of the concentration of construction loans and as a result of risk inherent in commercial equipment leases. Management and the ACC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the "OTS") also monitors and comments on the adequacy of the Bank's provision for loan losses in conducting its examinations of the Bank. Additionally, the broadening of the Company's lending area has reduced its dependence on the economic prospects of the Atlanta metropolitan area.

     At March 31, 1996, the reserve for loan losses as a percentage of average loans outstanding was 1.1 percent. Charge-offs in fiscal 1996 were $270,000 versus $684,000 in fiscal 1995 and $104,000 in 1994. The reserve for loan losses increased from $3.36 million at March 31, 1995, to $4.18 million at March 31, 1996. In fiscal 1996, charge-offs represented .07 percent of average loans receivable versus .23 percent for fiscal 1995 and .03 percent in 1994. The tables on the following page provide an analysis of the reserve for loan losses.

The allocation of the provision for loan losses for the year indicated is as follows:

ALLOCATION OF THE RESERVE FOR LOAN LOSSES


- ----------------------------------------------------------------------------------------------------------------------------------
                                    1996                1995                 1994                   1993                1992
- ----------------------------------------------------------------------------------------------------------------------------------
                                          % of               % of                 % of                   % of                 % of
                                        loans in           loans in             loans in               loans in             loans in
                                         each                each                 each                   each                 each
                                       category            category             category               category             category
                             Dollar    to total    Dollar  to total    Dollar   to total       Dollar  to total     Dollar  to total
(dollars in thousands)       Amount     loans      Amount   loans      Amount     loans        Amount    loans      Amount    loans
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period
applicable to:
Real Estate -
  First mortgage loans      $  571       51%      $  639       51%     $  507        43%      $  345       55%       $255      77%
  Second mortgage loans        262        3%         148        2%        350         4%         129        5%        120       7%
  Construction                 798       37%       1,008       38%        934        42%         460       31%        109      15%
Commercial leases            1,593        8%         296        8%        308        10%         188        8%          -       -
Consumer and other              27        1%          10        1%         10         1%          10        1%         19       1%
Unallocated                    925        -        1,261        -       1,240         -        1,288        -         389       -
- ----------------------------------------------------------------------------------------------------------------------------------
Total                       $4,176      100%      $3,362      100%     $3,349       100%      $2,420      100%       $892     100%
- ----------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF THE RESERVE FOR LOAN LOSSES


- -------------------------------------------------------------------------------------------------------------
March 31,
(dollars in thousands)                           1996        1995        1994         1993             1992
- -------------------------------------------------------------------------------------------------------------
Reserve for loan losses,
  beginning of year                           $  3,362    $  3,349    $  2,420     $    892         $    763
Charge-offs:
  Real estate-construction                           -         149           -          184                -
  Real estate-mortgage                             251         521         101          432              305
  Consumer and other                                19          14           3           19                2
  Commercial leases                                  -           -           -            -                -
- -------------------------------------------------------------------------------------------------------------
    Total charge-offs                              270         684         104          635              307
Recoveries                                          84          54          33            5               38
- -------------------------------------------------------------------------------------------------------------
Net charge-offs                                    186         630          71          630              269
Reserve on purchased loans                           -           -           -        1,528                -
Provision for loan losses                        1,000         643       1,000          630              398
- -------------------------------------------------------------------------------------------------------------
Reserve for loan losses, end of year          $  4,176    $  3,362    $  3,349     $  2,420         $    892
- -------------------------------------------------------------------------------------------------------------
Average loans outstanding for the period      $382,689    $279,367    $233,976     $191,178         $163,136
- -------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans          .05%        .23%        .03%         .33%             .16%
- -------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS

     Total problem assets, which include non-accrual loans, loans classified as problem assets by the ACC and real estate acquired through the settlement of loans, increased by $6.1 million or 280.0 percent to $8.3 million at March 31, 1996, from $2.2 million at March 31, 1995. At March 31, 1996, the Company had non-accrual loans of $6.0 million compared to $603,000 at March 31, 1995. Interest income not recognized on these loans amounted to $114,000 during 1996, and $40,000 during 1995. Approximately 57.0 percent of all non-accrual loans were represented by equipment leases, 27.6 percent by construction loans and the balance by mortgage loans. In addition, at March 31, 1996, the ACC identified $1.3 million of loans as potential problem loans. At March 31, 1995, the Company had $954,000 of loans classified as potential problems. Real estate owned increased by $292,000 or 47.5 percent to $907,000 at March 31, 1996, from $615,000 at March 31, 1995. Total problem assets as a percent of total assets increased to 1.35 percent at March 31, 1996 from at .47 percent at March 31, 1995.

     At March 31, 1996, there were 11 construction loans on non-accrual. Seven or $1.1 million of these were in the Jacksonville, Florida market area and three or $348,000 were in the Aiken, South Carolina market area. The remaining construction loan or $246,000 was located in the Atlanta metropolitan area. In addition, at March 31, 1996, four lease borrowers were on non-accrual. One borrower represented $1.9 million and another borrower represented $929,000 of the non-accrual leases. At March 31, 1996, potential problem loans totaled $1.3 million of which $670,000 were construction loans and equipment leases were $675,000.

     The following table reflects non-performing loans, potential problem loans and restructured loans as of the dates indicated. Non-performing loans consist of non-accrual loans and foreclosed properties, as well as loans past due 90 days or more as to interest or principal and still accruing. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC, regardless of payment status.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


- --------------------------------------------------------------------------------------------
(dollars in thousands)                      1996      1995      1994      1993        1992
- --------------------------------------------------------------------------------------------
Non-accrual loans
  Residential real estate-construction     $1,658    $  134    $   29    $1,618      $    -
  Residential real estate-mortgage            502       469       751       439       1,051
  Commercial real estate                      421         -         -         -           -
  Commercial leases                         3,421         -         5         -           -
  Installment                                   -         -         2         -          87
- --------------------------------------------------------------------------------------------
Total non-accrual                           6,002       603       787     2,057       1,138
- --------------------------------------------------------------------------------------------
Potential problem loans                     1,345       954         -     2,165           -
Loans contractually delinquent 90
  days which still accrue interest              -         -         -         -           -
Troubled debt restructuring                     -         -         -         -           -
- --------------------------------------------------------------------------------------------
  Total non-accrual and problem loans       7,347     1,557       787     4,222       1,138
- --------------------------------------------------------------------------------------------
Real estate owned, net                        907       615       671     2,137       3,696
- --------------------------------------------------------------------------------------------
  Total problem assets                     $8,254    $2,172    $1,458    $6,359      $4,834
- --------------------------------------------------------------------------------------------
Total problem assets/Total assets            1.35%      .47%      .46%     1.98%       1.60%
- --------------------------------------------------------------------------------------------
Total problem assets/Net loans plus
  reserves                                   2.44%      .71%      .65%     3.30%       2.79%
- --------------------------------------------------------------------------------------------
Reserve for loan losses/Problem assets      50.59%   154.79%   229.70%    38.06%      18.45%
- --------------------------------------------------------------------------------------------

LOAN PORTFOLIO AND CONCENTRATIONS

     Since 1992, the Company's loan portfolio has grown 111 percent. The Company's primary lending activity is conducted through the loan production operation and includes the origination of construction loans and conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") permanent loans secured by first mortgages on residential properties, principally one to four family owner occupied residences. The Bank's residential loan originations are conducted through PrimeEagle. Substantially all permanent loans originated by PrimeEagle are underwritten in accordance with standards and requirements acceptable to Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, FHA and VA. Substantially all fixed rate loans are sold to third party investors while adjustable rate mortgages are retained in the Bank's portfolio. In addition, the loan production segment originates construction loans on residential real estate in an attempt to capture the permanent mortgage when the builder sells the house. This provides an advantage to the loan production segment and reduces dependence on refinances.

     In fiscal 1993, the Company began an equipment leasing operation designed primarily to provide financing for investment grade (Baa/BBB or better) and other companies with unrated debt that meet the Bank's underwriting criteria. The residual value of the equipment is not considered as part of the Company's return. The Company looks to rental payments to provide its return. Each lease is approved by the Bank's Loan Committee based upon the credit quality of the lessee. Collateral value of equipment is not considered a material portion of the credit analysis of the lease; rather the lessee's cash flow and ability to make rental payments is most important. At March 31, 1996, the average duration of these leases was 24 months and lease financing loans represented 8.8 percent of the total loan portfolio.

     At March 31, 1996, approximately 54.9 percent of the Company's loans receivable are first mortgage loans secured by residential real estate consisting of one to four family homes. One to four family home mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

     In accordance with the Company's business plan, the volume of construction lending increased in each of the previous three years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and closely monitoring the process. The Company's underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs, growth prospects for the economy and the impact of changes in interest rates. The Company has a multistate construction inspection and appraisal network. Its staff closely monitors construction progress and draws throughout the process. Approximately 30.0 percent of the Company's construction loan portfolio is comprised of loans on pre-sold single family residences. In addition, no single customer accounted for more than 2.0 percent of the Company's loans in fiscal 1996, 1995 or 1994.

The following table reflects the composition of the Bank's loan portfolio at the indicated dates:

LOAN PORTFOLIO MIX

- -----------------------------------------------------------------------------------------------------------------------------------
At March 31,                              1996                1995                1994                1993                1992
(dollars in thousands)             Amount       %      Amount       %      Amount       %      Amount       %      Amount       %
- -----------------------------------------------------------------------------------------------------------------------------------
Real Estate-construction loans:
  Construction                   $158,670    31.38%  $123,995    30.43%  $102,983    34.18%  $ 65,870    26.26%  $ 23,156    12.36%
  Acquisition & Development        30,419     6.02%    30,517     7.49%    23,771     7.89%    13,059     5.20%     4,500     2.40%
Real Estate-mortgage loans:
  Non-residential                  15,176     3.00%    15,852     3.89%    19,578     6.50%    24,355     9.71%    11,429     6.10%
  Residential                     152,331    30.13%   150,784    37.00%    88,941    29.52%    90,349    36.02%   118,617    63.30%
  Home equity and second
   mortgages                       14,338     2.84%    10,250     2.52%    10,701     3.55%    12,899     5.14%    13,435     7.17%
  Loans Held for Sale              92,552    18.30%    41,220    10.11%    23,641     7.85%    23,462     9.35%    13,708     7.32%
- -----------------------------------------------------------------------------------------------------------------------------------
Total real estate loans           463,486    91.67%   372,618    91.44%   269,615    89.49%   229,994    91.68%   184,845    98.65%
- -----------------------------------------------------------------------------------------------------------------------------------
Other loans:
  Leases                           38,032     7.52%    32,582     8.00%    29,364     9.75%    18,808     7.50%         -        -
  Consumer and other                4,101     0.81%     2,321     0.56%     2,305     0.76%     2,054     0.82%     2,539     1.35%
- -----------------------------------------------------------------------------------------------------------------------------------
Total other loans                  42,133     8.33%    34,903     8.56%    31,669    10.51%    20,862     8.32%     2,539     1.35%
- -----------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable      505,619   100.00%   407,521   100.00%   301,284   100.00%   250,856   100.00%   187,384   100.00%
- -----------------------------------------------------------------------------------------------------------------------------------
Less:
  Undisbursed portion of loans
   in process                     (73,121)            (56,780)            (52,054)            (31,460)             (9,870)
  Deferred loan origination
   fees                            (1,409)             (1,547)             (1,176)             (1,037)             (1,221)
  Unearned income                    (384)               (593)             (1,190)             (1,782)             (2,572)
  Reserve for loan losses          (4,176)             (3,362)             (3,349)             (2,420)               (892)
  Unearned premium
   (discount) on loans                528                (113)               (148)               (580)               (380)
- -----------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net*           $427,057            $345,126            $243,367            $213,577            $172,449
- -----------------------------------------------------------------------------------------------------------------------------------

* Includes loans receivable held for sale.

INVESTMENT SECURITIES

     During fiscal 1996, investment securities increased 71.7 percent over the prior year. At March 31, 1996, the Company had total investments in securities of $134.9 million versus $78.5 million at March 31, 1995. At March 31, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes.

     The investment securities portfolio at March 31, 1996, was comprised of $55.3 million of investment securities held to maturity at amortized cost. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, the Company had an estimated market value of $79.5 million of investment securities available for sale at March 31, 1996. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $495,000 at March 31, 1996, versus a net unrealized gain of $46,000 at March 31, 1995.

     Included in other securities at March 31, 1996 and 1995, are $3.7 million and $5.0 million, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. These securities are rated Aa2 by Moody's and AA by Standard & Poors. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1996, 1995 or 1994.

     The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
(DOLLARS IN THOUSANDS)

- ------------------------------------------------------------------------------
                                                          March 31,
- ------------------------------------------------------------------------------
Investment Securities Held to Maturity:         1996        1995        1994
- ------------------------------------------------------------------------------
  US Treasury and US Government Agencies     $ 27,450      24,799      17,860
  Mortgage-backed securities                    8,087      10,009      11,388
  Corporate bonds                               8,420      10,376       2,463
  Other debt securities                        11,384      12,415       2,972
- ------------------------------------------------------------------------------
      Total                                  $ 55,341      57,599      34,683
- ------------------------------------------------------------------------------
Securities Available for Sale:
  Mortgage-backed securities                 $ 67,855      14,093      17,911
  Corporate bonds                               2,028           -           -
  Equity securities-preferred  stock            9,629       6,846       2,972
- ------------------------------------------------------------------------------
      Total                                  $ 79,512      20,939      20,883
- ------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies     $ 27,450      24,799      17,860
  Mortgage-backed securities                   75,942      24,102      29,299
  Corporate bonds                              10,448      10,376       2,463
  Other debt securities                        11,384      12,415       2,972
  Equity Securities                             9,629       6,846       2,972
- ------------------------------------------------------------------------------
      Total                                  $134,853      78,538      55,566
- ------------------------------------------------------------------------------

     The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of securities held in the Bank's portfolio, for the periods indicated:

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

- -------------------------------------------------------------------------------------------------------------------
                                      Investment Securities Held to               Securities Available for Sale
                                         Maturity March 31, 1996                          March 31, 1996
- -------------------------------------------------------------------------------------------------------------------
                                       Amortized        Weighted                   Estimated          Weighted
(dollars in thousands)                    Cost        Average Yield                Fair Value      Average Yield(1)
- -------------------------------------------------------------------------------------------------------------------
US Treasury and US Government
Agencies:
  Within 1 year                          $10,978          7.16%                            -               -
  1-5 years                                6,472          6.28%                            -               -
  5-10 years                              10,000          7.17%                            -               -
  More than 10 years                           -             -                             -               -
- -------------------------------------------------------------------------------------------------------------------
    Total                                 27,450          6.96%                            -               -
- -------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
Government National Mortgage Assn.
  Within 1 year                                -             -                             -               -
  1 to 5 years                                 -             -                             -               -
  5 to 10 years                                -             -                        31,648            7.37%
  More than 10 years                       3,570          6.50%                       24,585            6.99%
- -------------------------------------------------------------------------------------------------------------------
    Total                                  3,570          6.50%                       56,233            7.20%
- -------------------------------------------------------------------------------------------------------------------
Federal National Mortgage Assn.
  Within 1 year                                -             -                             -               -
  1 to 5 years                                 -             -                            55            8.25%
  5 to 10 years                                -             -                             -               -
  More than 10 years                         805          5.88%                        7,544            8.60%
- -------------------------------------------------------------------------------------------------------------------
    Total                                    805          5.88%                        7,599            8.59%
- -------------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage Corp.
  Within 1 year                                -             -                           290            7.03%
  1 to 5 years                                 -             -                             -               -
  5 to 10 years                                -             -                         1,238            8.50%
  More then 10 years                           -             -                         2,495            8.50%
- -------------------------------------------------------------------------------------------------------------------
    Total                                      -             -                         4,023            8.39%
- -------------------------------------------------------------------------------------------------------------------
Other:
  Within 1 year                                -             -                             -               -
  1 to 5 years                                 -             -                             -               -
  5 to 10 years                                -             -                             -               -
  More then 10 years                      15,096          6.88%                            -               -
- -------------------------------------------------------------------------------------------------------------------
    Total                                 15,096          6.88%                            -               -
- -------------------------------------------------------------------------------------------------------------------
Corporate Debt:
  Within 1 year                              993          7.86%                            -               -
  1 to 5 years                             4,996          7.83%                        2,028            7.32%
  5 to 10 years                              500         10.88%                            -               -
  More then 10 years                       1,931          7.68%                            -               -
- -------------------------------------------------------------------------------------------------------------------
    Total                                  8,420          7.98%                        2,028            7.32%
- -------------------------------------------------------------------------------------------------------------------
Preferred Stock:
  Within 1 year                                -             -                             -               -
  1 to 5 years                                 -             -                             -               -
  5 to 10 years                                -             -                             -               -
  More than 10 years                           -             -                         9,629            7.45%
- -------------------------------------------------------------------------------------------------------------------
    Total                                      -             -                         9,629            7.45%
- -------------------------------------------------------------------------------------------------------------------
Total Securities:
  Within 1 year                           11,971          7.22%                          290            7.03%
  1 to 5 years                            11,468          6.96%                        2,083            7.34%
  5 to 10 years                           10,500          7.35%                       32,886            7.41%
  More than 10 years                      21,402          6.85%                       44,253            7.45%
- -------------------------------------------------------------------------------------------------------------------
    Total                                $55,341          7.05%                      $79,512            7.43%
- -------------------------------------------------------------------------------------------------------------------

(1) Weighted average yield computed using amortized cost.

DEPOSITS

     Deposits are the Company's primary funding source. Total deposits grew by $61.8 million or 21.6 percent to $348.1 million at March 31, 1996, from $286.3 million at March 31, 1995. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its ten branches. During the fiscal year ending March 31, 1996, the number of savings accounts grew 11.3 percent to 45,307 accounts at March 31, 1996, from 40,698 at March 31, 1995. Management believes that the majority of those additional accounts are a result of the continued trend in consolidation of financial institutions in the metropolitan Atlanta market and the desire of customers to deal with an independent, local financial institution. In addition, in April 1994 the Bank purchased insured deposits of approximately $22.1 million of a branch of Southern Federal Savings Association of Georgia from the Resolution Trust Corporation.

     The growth in deposits was primarily in certificates of deposit with maturities one year or less which grew 40.3 percent to $174.9 million at March 31, 1996, from $124.7 million at March 31, 1995. Certificates of deposit $100,000 and greater were 9.7 percent of total deposits at March 31, 1995, and
12.5 percent at March 31, 1996. In addition, at March 31, 1996, 31.4 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The Bank does not actively solicit deposits outside of its local market area. At the same time, the weighted average interest rate on deposits at March 31, 1996 increased 21 basis points to 5.08 percent from 4.87 percent. Demand deposits including NOW accounts, passbook accounts and money market accounts were 24.4 percent of the Company's deposits at March 31, 1996.

     The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(in thousands)
                                             Certificates of
                                                  Deposit
                                               March 31, 1996
- -------------------------------------------------------------
3 months or less                                    $ 6,042
Over 3 months through 6 months                        9,533
Over 6 months through 12 months                      14,276
Over 12 months                                       13,692
- -------------------------------------------------------------
Total outstanding                                   $43,543
- -------------------------------------------------------------

DEPOSIT MIX
The following table exhibits the Company's composition of deposits at March 31 for the years indicated.


- -----------------------------------------------------------------------------------------------
March 31,                                                1996                     1995
- -----------------------------------------------------------------------------------------------
(dollars in thousands)                            Amount    % of Total      Amount   % of Total
- -----------------------------------------------------------------------------------------------
2.25% NOW accounts
2.50% Passbook accounts
2.50% Money Markets                             $ 33,603        9.7%      $ 28,244        9.9%
Certificate accounts less than $100,000           42,845       12.3%        43,761       15.3%
  2.50% - 5.99%                                    8,418        2.4%        10,836        3.8%
  6.00% - 7.99%                                  132,817       38.2%        87,352       30.5%
  8.00% - 9.99%                                   81,831       23.5%        74,873       26.2%
  10.00% - 12.00%                                  5,041        1.4%        13,318        4.6%
Certificate accounts $100,000 and                      -          -            137        0.0%
  greater ranging between 2.85% - 9.50%           43,543       12.5%        27,794        9.7%
- -----------------------------------------------------------------------------------------------
      Total                                     $348,098        100%      $286,315      100.0%
- -----------------------------------------------------------------------------------------------

AVERAGE DEPOSIT BALANCES AND RATES

     The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.


- ---------------------------------------------------------------------------------------
                                   1996                1995                1994
- ---------------------------------------------------------------------------------------
                             Average   Average   Average   Average   Average   Average
(dollars in thousands)        Rate      Amount    Rate      Amount     Rate     Amount
- ---------------------------------------------------------------------------------------
Demand deposits:
  Passbook accounts           2.50%   $ 42,144    2.70%   $ 52,850    2.67%   $ 53,784
  NOW checking accounts       1.73%     28,586    1.71%     28,346    1.73%     22,123
  Money Market accounts       2.27%     10,192    1.43%     20,993    2.44%     12,729
Certificates of deposits      6.22%    239,614    5.68%    165,708    5.27%    149,569
- ---------------------------------------------------------------------------------------
    Total                     5.21%   $320,536    4.34%   $267,897    4.20%   $238,205
- ---------------------------------------------------------------------------------------

BORROWINGS

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 1996, advances were $168.2 million up from $117.1 million at March 31, 1995. The weighted average interest rate on these borrowings was 5.53 percent and
6.77 percent at March 31, 1996 and 1995, respectively. Increased borrowings during fiscal 1995 were used primarily to fund the origination and retention of adjustable rate mortgages for the portfolio. During the third quarter of fiscal 1994, the Company recorded an extraordinary charge of $427,000 (net of income tax benefit of $261,000) due to the early extinguishment of $7.5 million of certain FHLB advances. This enabled the Company to reduce its cost of funds.

     The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:

SHORT-TERM BORROWINGS

- -----------------------------------------------------------
(dollars in thousands)  At March 31,    Maximum    Average
- -----------------------------------------------------------
1996:
Balances outstanding       $149,700    $149,700   $113,574
Weighted average rate          5.41%       5.41%      5.97%
- -----------------------------------------------------------
1995:
Balances outstanding       $108,643    $111,170   $ 49,355
Weighted average rate          6.78%       6.54%      5.79%
- -----------------------------------------------------------
1994:
Balances outstanding       $  3,750    $ 14,284   $  7,435
Weighted average rate          4.00%       4.00%      3.35%
- -----------------------------------------------------------

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

LIQUIDITY AND CAPITAL RESOURCES

     The ALCO manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other Company needs. Traditional sources of funds include deposits, FHLB advances, loan sales and payments on loans. At March 31, 1996, total assets were $611.5 million, a 33.7 percent increase from $457.3 million at March 31, 1995. The majority of the increase in assets was in loans receivable, loans held for sale, investment securities and real estate held for development and sale. Substantially all of this growth was funded with growth in deposits and FHLB advances. Under current regulations, the Bank is required to maintain liquid assets at 5 percent or more of its net withdrawal deposits for short term borrowings. At March 31, 1996, the Company had commitments to originate fixed rate mortgage loans of approximately $14.8 million and commitments to originate variable rate mortgage loans of approximately $7.1 million with terms of up to thirty years and interest rates ranging from 5.5 percent to 12.5 percent. The Company had commitments to sell mortgage loans of approximately $87.0 million at March 31, 1996. In addition, the Company is committed to loan funds on unused variable rate lines of credit approximately $7.5 million at March 31, 1996. The Company's funding sources for these commitments include deposits and FHLB advances.

     Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans, permanent mortgage loans and SBA loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations increased 67.5 percent to $500.7 million for fiscal 1996 compared to $299.0 million for fiscal 1995. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $21.9 million at March 31, 1996, from $5.7 million at March 31, 1995.

CAPITAL

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 1996, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. Effective February 15, 1996, the Company raised $21.5 million of capital in a secondary offering co-underwritten by Interstate/Johnson Lane and Morgan Keegan & Company, Inc. Substantially all of the proceeds were contributed to the Bank.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. The Bank paid $1.4 million of dividends to the Company over the course of the year


REGULATORY CAPITAL

- ------------------------------------------------------------------------
At March 31, 1996     Requirement           Actual             Excess
($ in 000's)          $        %          $        %          $       %
- ------------------------------------------------------------------------
Tangible            9,057     1.5      53,615     8.9      44,558    7.4
Core               18,115     3.0      53,615     8.9      35,500    5.9
Risk based         28,842     8.0      56,783    15.8      27,941    7.8
- ------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", as an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS No. 122 addresses the accounting for purchased and originated mortgage servicing rights and is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others regardless of whether their servicing rights are acquired through either the purchase or origination of mortgage loans. The statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights purchased before adoption of SFAS No.
122. Impairment should be recognized through a valuation allowance. The Company's mortgage banking subsidiary, PrimeEagle, generates revenues through fees for various services, including application and origination, as well as through the gain or loss on sale of loans to third parties and from the sale of mortgage servicing rights. Service release premiums are the largest component of mortgage production fees. Fluctuations in the value of servicing rights impact management's decision to retain or sell servicing. SFAS No. 122 will not have an effect on the Company's financial statements, as substantially all of its permanent loans are sold on a servicing released basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the Report of Independent Public Accountants contained in the Annual Report to Stockholders are incorporated herein by reference. The report of Independent Public Accountants on the Consolidated Financial Statements for the year ended March 31, 1994 is included as exhibit 13.1.

SELECTED QUARTERLY FINANCIAL DATA

- ----------------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31,
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------
                                                         1996                                    1995
                                      4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
- ----------------------------------------------------------------------------------------------------------------------
Interest income                       $11,537    $10,933    $10,638    $9,992    $9,250    $8,385    $7,673    $7,034
Interest expense                        6,615      6,256      6,087     5,649     4,955     4,079     3,496     3,101
- ----------------------------------------------------------------------------------------------------------------------

Net interest income                     4,922      4,677      4,551     4,343     4,295     4,306     4,177     3,933
Provision for loan losses                 637        309         54         -        96       176       189       182
- ----------------------------------------------------------------------------------------------------------------------
Net interest income
  after provision for loan losses       4,285      4,368      4,497     4,343     4,199     4,130     3,988     3,751
Other income                            2,928      2,981      2,439     1,696     1,402     1,329     1,940     1,676
Other expenses                          5,382      5,322      5,035     4,382     4,165     3,870     4,022     3,978
- ----------------------------------------------------------------------------------------------------------------------

Income before income taxes              1,831      2,027      1,901     1,657     1,436     1,589     1,906     1,449
Income tax expense                        571        594        641       590       417       585       727       550
- ----------------------------------------------------------------------------------------------------------------------
Net income                            $ 1,260    $ 1,433    $ 1,260    $1,067    $1,019    $1,004    $1,179    $  899
======================================================================================================================
Net income per share                  $   .33    $   .44    $   .41    $  .35    $  .33    $  .33    $  .38    $  .29
======================================================================================================================

     The Company increased the provision for loan loss during the fourth quarter of fiscal 1996 due to an increase in problem assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS IF RESULTS AND OPERATIONS AND FINANCIAL
CONDITION-NON-PERFORMING ASSETS".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors and the Executive Officers of the Company and the Bank, the information contained under the section captioned "PROPOSAL 1-Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the section captioned "PROPOSAL 1-Election of Directors-Compensation of Executive Officers" in the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Ownership of Equity Securities", in the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Financial Statements

     1.        Reports of Independent Public Accountants
                       Arthur Andersen LLP
                       KPMG Peat Marwick LLP

     2.        Eagle Bancshares, Inc. and Subsidiaries
                       Consolidated Statements of Financial Condition as of
                              March 31, 1996, and 1995
                       Consolidated Statements of Operations for the Years
                              Ended March 31, 1996, 1995 and 1994
                       Consolidated Statements of Stockholders' Equity for the
                              Years Ended March 31, 1996, 1995 and 1994
                       Consolidated Statements of Cash Flows for the Years
                              Ended March 31, 1996, 1995 and 1994
                       Notes to Consolidated Financial Statements

B.   FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

C.   EXHIBITS

     3.1(A) Restated Articles of Incorporation of the Company (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988.)
     3.1(B) Articles of Amendment to Restated Articles of Incorporation of the

                 Company (Exhibit 3(a) to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1991).
     3.1(c)      Articles of Amendment to Restated Articles of Incorporation of
                 the Company.
     3.2         Bylaws of the Company, as amended (Exhibit 3(b) to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1991).
     4           Shareholder Protection Rights Agreement dated as of January
                 26, 1993 of (Exhibit 1 to the Company's Current Report on Form
                 8-K dated February 9, 1993).
     10.1        Employment Agreement dated as of October 1, 1993, between
                 Tucker Federal Savings and Loan Association and Richard B.
                 Inman, Jr. (Exhibit 10(c) to the Company's Annual Report on
                 Form 10-K for the year ended March 31, 1995).*
     10.2        Employment Agreement dated as of January 1, 1994, between
                 Tucker Federal Savings and Loan Association and Betty
                 Petrides (Exhibit 10(f) to the Company's Annual Report on Form
                 10-K for the year ended March 31, 1995).*
     10.3        Employment Agreement dated January 1, 1994, between Eagle
                 Service Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g)
                 to the Company's Annual Report on Form 10-K for the year ended
                 March 31, 1995).*
     10.4        Tucker Federal Savings and Loan Association Directors'
                 Retirement Plan (Exhibit 10(h) to the Company's Annual Report
                 on Form 10-K for the year ended March 31, 1995).*
     10.5        Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive
                 Plan (Exhibit 10(i) to the Company's Annual Report on Form
                 10-K for the year ended March 31, 1995).*
     10.6        Agreement for Advances and Security Agreement with Blanket
                 Floating Lien dated as March 5, 1990 between Tucker Federal
                 Savings and Loan Association and the Federal Home Loan Bank of
                 Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the Company's Form S-2).
     11          Computation of per share earnings.
     13.1        Eagle Bancshares, Inc. 1996 Annual Report to Stockholders.
     13.2        KPMG Peat Marwick LLP report on year ended March 31, 1994,
                 Consolidated Financial Statements.
     21          Subsidiaries of the Registrant.
     23.1        Consent of Arthur Andersen LLP.
     23.2        Consent of KPMG Peat Marwick LLP.
                 * The referenced exhibit is a compensatory contract, plan or arrangement.

D.   REPORTS ON FORM 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC.


June 28, 1996                        By:/s/ Conrad J. Sechler, Jr.
                                     -------------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, President and
                                            Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 1996                        By:/s/ Conrad J. Sechler, Jr.
                                     -------------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President

June 28, 1996                        By:/s/ Walter C. Alford
                                     -------------------------------------------
                                            Walter C. Alford
                                            Director

June 28, 1996                        By:/s/ Richard J. Burrell
                                     -------------------------------------------
                                            Richard J. Burrell
                                            Director

June 28, 1996                        By:/s/ Richard B. Inman, Jr.
                                     -------------------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer
                                            (Chief Financial and Accounting
                                            Officer)

June 28, 1996                        By:/s/ Weldon A. Nash
                                     -------------------------------------------
                                            Weldon A. Nash
                                            Director

June 28, 1996                        By:/s/ George G. Thompson
                                     -------------------------------------------
                                            George G. Thompson
                                            Director

INDEX OF EXHIBITS


EXHIBIT NO.  DESCRIPTION                                                 PAGE NO.
- -----------  -----------                                                 --------
3.1(a)       Restated Articles of Incorporation of the Company
             (Exhibit 3 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended December 31, 1988.)
3.1(b)       Articles of Amendment to Restated Articles of
             Incorporation of the Company (Exhibit 3(a) to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1991).
3.1(c)       Articles of Amendment to Restated Articles of
             Incorporation of the Company.
3.2          Bylaws of the Company, as amended (Exhibit 3(b) to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1991).
4            Shareholder Protection Rights Agreement dated as of
             January 26, 1993 of (Exhibit 1 to the Company's Current
             Report on Form 8-K dated February 9, 1993).
10.1         Employment Agreement dated as of October 1, 1993, between
             Tucker Federal Savings and Loan Association and Richard
             B. Inman, Jr. (Exhibit 10(c) to the Company's Annual
             Report on Form 10-K for the year ended March 31, 1995).*
10.2         Employment Agreement dated as of January 1, 1994, between
             Tucker Federal Savings and Loan Association and Betty
             Petrides (Exhibit 10(f) to the Company's Annual Report on
             Form 10-K for the year ended March 31, 1995).*
10.3         Employment Agreement dated January 1, 1994, between Eagle
             Service Corporation and Conrad J. Sechler, Jr. (Exhibit
             10(g) to the Company's Annual Report on Form 10-K for the
             year ended March 31, 1995).*
10.4         Tucker Federal Savings and Loan Association Directors'
             Retirement Plan (Exhibit 10(h) to the Company's Annual
             Report on Form 10-K for the year ended March 31, 1995).*
10.5         Eagle Bancshares, Inc. 1994 Directors Stock Option
             Incentive Plan (Exhibit 10(i) to the Company's Annual
             Report on Form 10-K for the year ended March 31, 1995).*
10.6         Agreement for Advances and Security Agreement with
             Blanket Floating Lien dated as March 5, 1990 between
             Tucker Federal Savings and Loan Association and the
             Federal Home Loan Bank of Atlanta as amended as of
             September 7, 1995 (Exhibit 10.6 to the Company's Form
             S-2).
11           Computation of per share earnings.
13.1         Eagle Bancshares, Inc. 1996 Annual Report to Stockholders.
13.2         KPMG Peat Marwick LLP report on year ended March 31,
             1994, Consolidated Financial Statements.
21           Subsidiaries of the Registrant.
23.1         Consent of Arthur Andersen LLP.
23.2         Consent of KPMG Peat Marwick LLP.
             * The referenced exhibit is a compensatory contract, plan
             or arrangement.