Form 10-Q
period 1996-06-30
EAGLE BANCSHARES INC
filed 1996-08-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 1996
                                                             -------------

                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

For the transition period from ...............  to ............
Commission file number  0-14379
                        -------

                           EAGLE BANCSHARES, INC.
          ----------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Georgia                               58-1640222
               ------------------------------------------------
            (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

          4305 Lynburn Drive, Tucker, Georgia             30084-4441
          ----------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                               (770) 908-6690
             ----------------------------------------------------

             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
               ------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
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

Yes      No      NOT APPLICABLE
   ----    ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at July 31, 1996
         --------------------   --------------------------------------
          Common Stock, $1.00 Par Value              4,552,200 shares
                          Index of Exhibit on Page 25

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996
                               TABLE OF CONTENTS

                                                                                 Page
                                                                               Number

PART I.     Financial Information

     Item 1.   Financial Statements

            Consolidated Statements of Income -
            Three months ended June 30, 1996 and 1995                               3

            Consolidated Statements of Financial Condition at
            June 30, 1996 and March 31, 1996                                        4

            Consolidated Statements of Cash Flows -
            Three months ended June 30, 1996 and 1995                               5

            Notes to Consolidated Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    Other Information

            Item 1.  Legal Proceedings                                             22

            Item 2.  Changes in Securities                                         22

            Item 3.  Defaults upon Senior Securities                               22

            Item 4.  Submission of Matters to a Vote of Security Holders           22

            Item 5.  Other Information                                             23

            Item 6.  Exhibits and Reports on Form 8-K                              23

            Signatures                                                             24

            Index of Exhibits                                                      25

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME



(Unaudited)                                                               Three Months Ended
(in thousands except per share data)                                           June 30,
                                                                          1996          1995
- ------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest on loans                                                       $ 10,022      $  8,376
  Interest on mortgage-backed securities                                     1,385           439
  Interest on investment securities and other interest earning assets        1,321         1,177
- ------------------------------------------------------------------------------------------------
       Total interest income                                                12,728         9,992
- ------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                       4,750         3,782
  Interest on borrowings                                                     2,082         1,867
- ------------------------------------------------------------------------------------------------
       Total interest expense                                                6,832         5,649
- ------------------------------------------------------------------------------------------------
  Net interest income                                                        5,896         4,343
PROVISION FOR LOAN LOSSES                                                      524             -
- ------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                        5,372         4,343
- ------------------------------------------------------------------------------------------------
OTHER INCOME:
  Mortgage production fees                                                   1,338         1,065
  Service charges                                                              229           157
  Gain on sale of loans                                                         25             -
  Gain on sale of real estate held for development and sale                    371             -
  Miscellaneous                                                                467           474
- ------------------------------------------------------------------------------------------------
       Total other income                                                    2,430         1,696
- ------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                             3,554         2,704
  Net occupancy expense                                                        683           499
  Federal insurance premium                                                    200           160
  Marketing expense                                                            187           102
  Data processing                                                              252           266
  Miscellaneous                                                              1,125           651
- ------------------------------------------------------------------------------------------------
       Total other expenses                                                  6,001         4,382
- ------------------------------------------------------------------------------------------------
  Income before income taxes                                                 1,801         1,657
INCOME TAX EXPENSE                                                             502           590
- ------------------------------------------------------------------------------------------------
Net income                                                                $  1,299      $  1,067
- ------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                        $    .29      $    .35
- ------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)
(in thousands except per share data)

                                                                                    JUNE 30,     March 31,
                                                                                      1996          1996
ASSETS:
 Cash and amounts due from banks                                                    $   9,376     $   7,477
 Interest-bearing deposits                                                              2,575           339
 Securities available for sale                                                         77,327        79,512
 Investment securities held to maturity                                                59,437        55,341
 Loans held for sale                                                                   94,074        92,552
 Loans receivable, net                                                                334,289       334,505
 Stock in Federal Home Loan Bank, at cost                                               7,376         8,565
 Premises and equipment, net                                                           11,962        11,033
 Real estate held for development and sale                                             14,496        12,962
 Real estate acquired in settlement of loans, net                                       1,027           907
 Accrued interest receivable                                                            4,359         4,124
 Deferred income taxes                                                                    980           597
 Other assets                                                                           4,196         3,598
                                                                                    ---------     ---------
     Total assets                                                                   $ 621,474     $ 611,512
                                                                                    ---------     ---------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
 Deposits                                                                           $ 386,726     $ 348,098
 Advance payments by borrowers for property taxes and insurance                         1,890         1,511
 Federal Home Loan Bank advances and other borrowings                                 143,401       173,060
 Drafts outstanding                                                                    26,301        24,423
 Accrued expenses and other liabilities                                                 5,925         7,245
                                                                                    ---------     ---------
     Total liabilities                                                              $ 564,243     $ 554,337
                                                                                    ---------     ---------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; 10,000,000 shares authorized,
  4,854,000 shares issued at June 30 and March 31, 1996                                 4,854         4,854
 Additional paid-in capital                                                            28,331        28,331
 Retained earnings                                                                     27,312        26,696
 Net unrealized (loss) gain on securities available for sale, net of taxes             (1,094)         (495)
 Employee Stock Ownership Plan note payable                                            (1,000)       (1,000)
 Unamortized restricted stock                                                             (96)         (135)
 Treasury stock, 301,800 shares at cost                                                (1,076)       (1,076)
                                                                                    ---------     ---------
     Total stockholders' equity                                                        57,231        57,175
                                                                                    ---------     ---------
     Total liabilities and stockholders' equity                                     $ 621,474     $ 611,512
                                                                                    ---------     ---------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

Three Months ended June 30,                                                  1996         1995
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $  1,299     $  1,067
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation, amortization and accretion                                     300          913
 Provision for loan losses                                                    524            -
 Loss (gain) on sale of real estate acquired in settlement of loans            (3)          11
 Gain on sale of real estate held for development and sale                   (371)           -
 Gain on sale of loans                                                        (25)           -
 Amortization of restricted stock award                                        39           40
 Amortization of deferred loan fees                                          (464)        (424)
 Proceeds from sale of loans held for sale                                156,947       80,528
 Originations of loans held for sale                                     (158,469)     (87,677)
 Changes in assets and liabilities:
  (Increase) decrease in accrued interest receivable                         (235)        (240)
  Decrease (increase) in other assets                                        (537)      (1,775)
  Increase (decrease) in drafts outstanding                                 1,878        9,460
  Increase (decrease) in accrued expense and other liabilities             (1,411)         794
- ----------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                      (528)       2,697
- ----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities available for sale                -          464
  Purchases of investment securities held to maturity                      (5,000)           -
  Principal payments received on investments available for sale             1,197          447
  Principle payments received on investments held to maturity                 921          836
  Loan originations, net of repayments                                        193      (15,403)
  Purchases of loans receivable                                              (139)           -
  Proceeds from sale of real estate acquired in settlement of
   loans                                                                       10           58
  Purchases of FHLB stock                                                  (1,165)        (307)
  Redemption of FHLB stock                                                  2,354            -
  Purchase of premises and equipment, net                                  (1,172)      (1,506)
  Additions to real estate held for development and sale                   (2,677)      (2,298)
  Proceeds from sale of real estate held for development and sale           1,385            -
- ----------------------------------------------------------------------------------------------
    Net cash (used in) provided by investing activities                  $ (4,093)    $(17,709)
- ----------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)
(in thousands)

Three Months ended June 30,                                                  1996         1995
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in time deposits                                              $ 40,772     $ 22,100
 Net change in demand deposit accounts                                      (2,144)      (2,661)
 Repayment of FHLB advances and other borrowings                           (72,803)     (87,787)
 Proceeds from FHLB advances and other borrowings                           43,144       84,959
 Dividends paid                                                               (592)        (386)
 Principal reduction of ESOP debt                                                -           11
 Proceeds from exercise of stock options                                         -          110
 Increase (decrease) in advance payments from borrowings for
  property taxes and insurance                                                 379           43
- -----------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                        8,756       16,389
- -----------------------------------------------------------------------------------------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       4,135        1,377
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               7,816        6,358
- -----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 11,951     $  7,735
- -----------------------------------------------------------------------------------------------



- -----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
- -----------------------------------------------------------------------------------------------
  Interest                                                                $  7,040     $  5,739
- -----------------------------------------------------------------------------------------------
  Income Taxes                                                            $    119     $    530
- -----------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing
 activities:
- -----------------------------------------------------------------------------------------------
  Acquisition of real estate in settlement on loans                       $    181     $    258
- -----------------------------------------------------------------------------------------------
  Loans made to finance real estate                                       $     54     $    295
- -----------------------------------------------------------------------------------------------


Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 1996


A.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1996, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

B.  Reclassification of Prior Period Amounts:

Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

C.  Proposed Legislation

A number of legislative proposals have been introduced during the last twelve months in both the United States House and the Senate that contain provisions to recapitalize the Savings Association Insurance Fund (SAIF) by means of a one-time assessment on the deposits of all depository institutions the accounts of which are insured by the SAIF. Each of the separate legislative proposals would resolve the current premium disparity between the SAIF and the Bank Insurance Fund and contemplate the merger of the two Funds following the recapitalization. As a SAIF insured institution the Bank would be subject to the one-time assessment should any of legislative proposals be enacted.

D.  Recent Development

On August 13, 1996 Eagle Bancshares, Inc. and Southern Crescent Financial Corp today announced that they have signed a definitive agreement pursuant to which Eagle will acquire Southern Crescent Financial Corp and its wholly owned subsidiary, Southern Crescent Bank. Eagle is the holding company for Tucker Federal Bank, the second largest independent financial institution headquartered in metropolitan Atlanta. Southern Crescent Bank has total assets of approximately $130 million.

The acquisition of Southern Crescent will increase Eagle's total assets to approximately $750 million and will strengthen Eagle's presence in the fast growing, south metropolitan Atlanta market. The merger, which will be accounted for as a pooling of interest, is expected to be completed during the first quarter of 1997 and is subject to regulatory approval, shareholder approvals and certain other conditions. The net value of the transaction is expected to be $18 million. At June 30, 1996, Southern Crescent Financial Corp had a book value of $9.3 million and net income for the six and twelve months ended of $614,408 and $1,336,000, respectively.

Shareholders of Southern Crescent Financial Corp will receive Eagle Bancshares' common stock equal to $19.177 per share provided the average market value of Eagle stock is between $14.50 and $16.50 per share during a 30-day trading period prior to closing. If the average market value of Eagle stock is less than $14.50 per share, Southern Crescent shareholders will receive 1.323 shares of Eagle stock for each share of Southern Crescent. If the average market value of Eagle stock is more than $16.50 per share, Southern Crescent shareholders will receive 1.162 shares of Eagle stock. Eagle, at its option, may terminate the transaction in the event the average market value of Eagle stock is more than $17.50. Southern Crescent, at its option, may terminate the transaction if the average market value of Eagle stock is less than $14.00 per share.

Southern Crescent Bank, headquartered in Morrow, Georgia, operates commercial banking facilities in Morrow, Union City and Palmetto, Georgia. Southern Crescent Bank has received regulatory approval to open additional branches in Jonesboro and McDonough, Georgia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)

                                                                                     % Change
                                                   Quarter Ended                June 30, 1996 from
                                        June 30,     March 31,     June 30,    March 31,   June 30,
For the quarter:                          1996         1996          1995        1996        1995
                                     -----------------------------------------------------------------
Net income                               $  1,299    $ 1,260       $  1,067         3.10       21.74
Per common share:
 Net income                                   .29        .33            .35       (12.12)     (17.14)
 Dividends declared                           .15        .13           .125        15.38       16.67
 Book value per share                       12.57      12.56          11.17          .08       12.53
Average common shares outstanding           4,552      3,801          3,063        19.76       48.61

Profitability ratios: (%)
 Return on average assets                     .85        .88            .91        (3.41)      (6.59)
 Return on average equity                    8.46      10.66           9.09       (20.64)      (6.93)
 Efficiency ratio                           72.07      68.77          72.56         5.13        (.66)
 Net interest margin                         4.20       3.77           4.04        11.41        3.96
 Equity to assets                            9.21       9.35           7.16        (1.50)      28.63

At quarter end:
 Loans held for sale                     $ 94,074   $ 92,552       $ 48,369         1.64       94.49
 Loans receivable, net                    334,289    334,505        319,553         (.06)       4.61
 Reserve for loan losses                    3,728      4,176          3,388       (10.73)      10.04
 Assets                                   621,474    611,512        485,337         1.63       28.05
 Deposits                                 386,726    348,098        305,754        11.10       26.48
 FHLB advances                            143,401    173,060        117,125       (17.14)      22.43
 Stockholders' equity                      57,231     57,175         34,748          .10       64.70

Overview

Net income for the first quarter of fiscal 1997 was $1,299,000 compared with $1,067,000 in the first quarter of fiscal 1996, an increase of 21.74%. First quarter results were higher than a year ago, reflecting an increase in net interest income of $1,553,000, a 35.76% increase.

Per share earnings for the first quarter of fiscal 1997 were $.29 per share, compared with $.35 per share in the first quarter of fiscal 1996, a 17.14% decrease. Earnings per share decreased even though net income rose due to an increase in the number of shares outstanding resulting from the Company's secondary offering of common stock during the fourth quarter of the prior year.

Return on average assets (ROA) was .85% and return on average common equity
(ROE) was 8.46% in the first quarter of fiscal 1997, compared with .91% and 9.09%, respectively, in the same quarter of fiscal 1996. ROA decreased due to the Company's rapid asset growth. ROE declined due to the issuance of $21.5 million of additional capital in connection with the offering of 1,300,000 of common stock effective February 15, 1996.

Net interest income was $5,896,000 and $4,343,000 for the first quarter of fiscal 1997 and 1996, respectively. The Company's net interest margin for the first quarter of 1997 was 4.20%, compared with 4.04% for the same quarter last year. The increase in net interest income is primarily due to the growth in interest earning assets.

The provision for loan losses was $524,000 and $0 for the first quarter of fiscal 1997 and 1996, respectively. The increase in the provision is due to the increase in the Company's non-performing assets and potential problem loans. Non-performing assets and potential problem loans as a percent of total assets were 1.52%, 1.35% and .39% at June 30, 1996, March 31, 1996 and June 30, 1995,
respectively.

Non-interest income for the first quarter of fiscal 1997 was $2,430,000 compared with $1,696,000 for the first quarter last year, an increase of 43.28%. The primary reason was due to an increase in mortgage production fees.

Non-interest expense for the first quarter of fiscal 1997 was $6,001,000 compared with $4,382,000 for the first quarter last year, an increase of 36.95%. The primary reason was due to increases in personnel costs and miscellaneous expense.

The Company's effective tax rate for the first quarter of fiscal 1997 was 27.87% compared to 35.61% for the same quarter last year. The decrease is due to the Company receiving the benefit of low income housing tax credits.

EARNINGS ANALYSIS

Net Interest Income

Net interest income increased by $1,553,000 or 35.76% to $5,896,000 in the first quarter of fiscal 1997 from $4,343,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) improved 11 basis points to 385 basis points from 374 basis points in the same period last year. The primary reason for the improvement was the decrease in the cost of interest bearing liabilities. Yield on interest earning assets declined 20 basis points to 8.98% from 9.18% while the cost of interest bearing liabilities declined 31 basis points to 5.13% from 5.44%.

Interest income received on loans increased $1,646,000 or 19.65% to $10,022,000 for the first quarter of fiscal 1997 from $8,376,000 million in fiscal 1996. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family loans held for sale. The yield on the loan portfolio remained consistent at 9.48% for the quarter compared to 9.46% in the same quarter last year. Interest received on mortgage backed securities increased $946,000 or 215.49% to $1,385,000 million for the first quarter of fiscal 1997 from $439,000 in the first quarter of fiscal 1996. This increase is primarily due to purchases of mortgage backed securities for the available for sale portfolio. Interest received on securities increased $144,000 or 12.23% to $1,321,000 in fiscal 1997 from $1,177,000 in the prior period.

Interest expense increased $1,183,000 or 20.94% to $6,832,000 for the first quarter of fiscal 1997 from $5,649,000 in the first quarter of fiscal 1996. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $968,000 or 25.59% to $4,750,000 from $3,782,000 in the same period in the prior year. The cost of deposits remained stable at 5.09% during the quarter from 5.08% in the prior period. Interest expense on FHLB advances and other borrowings also increased $215,000 or 11.52% to $2,082,000 for the first quarter of fiscal 1997 from $1,867,000 in the first quarter of fiscal 1996. The Bank's cost of FHLB advances decreased 114 basis points to 5.21% from 6.35% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Interest Rate Sensitivity

Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin increased to 4.20% during the first quarter of fiscal 1997 from 4.04% during the first quarter of fiscal 1996. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The increase in the net interest margin in the first quarter of fiscal 1997 was primarily attributable to the decrease in the cost of interests bearing liabilities. The yield earned on average loans remained consistent at 9.48% compared to 9.46%. This is attributable to the Company's ability to expand its loan portfolio through originations of loans held for sale and construction loans. In addition, the costs of deposits increased due to the change in the mix of average deposits with a shift from lower costing passbook and money market accounts to longer term certificates of deposits. The Company also relies on borrowing from the FHLB to fund asset growth and the cost of FHLB advances decreased 114 basis points to 5.21% during the first quarter of fiscal 1997 from 6.35% in the same period last year.

     The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 1996 and 1995:

AVERAGE BALANCE SHEET
Quarter ended June 30,

                                                              1996                         1995
                                                  AVERAGE             YIELD/   Average             Yield/
(dollars in thousands)                            BALANCE   INTEREST   COST    Balance   Interest   Cost
- ---------------------------------------------------------------------------------------------------------
Earning Assets
- ---------------------------------------------------------------------------------------------------------
Loans*                                            $422,925  $10,022    9.48%  $354,153   $ 8,376     9.46%
Mortgage-backed securities                          75,123    1,385    7.37%    23,663       439     7.42%
FHLB stock                                           8,436      152    7.21%     6,172       112     7.26%
Taxable investments                                 28,569      616    8.62%    33,602       626     7.45%
Tax-exempt investment securities                    35,127      638    7.26%    20,300       508    10.01%
Interest earning deposits and Federal funds          2,072       33    6.37%     1,163        18     6.19%
- ---------------------------------------------------------------------------------------------------------
Total interest earning assets                      572,253   12,846    8.98%    39,053    10,079     9.18%
Non-interest earning assets                         41,892                      30,448
- ---------------------------------------------------------------------------------------------------------
Total assets                                      $614,145                    $469,502
- ---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
- ---------------------------------------------------------------------------------------------------------
Passbook accounts                                 $ 42,304  $   260    2.46%  $ 42,972   $   259     2.41%
NOW                                                 32,331      134    1.66%    27,959       122     1.75%
Money market                                         8,972       49    2.18%    10,833        63     2.33%
Certificates of deposit                            289,647    4,307    5.95%   215,759     3,329     6.17%
- ---------------------------------------------------------------------------------------------------------
Total deposits                                     373,254    4,750    5.09%   297,523     3,782     5.08%
Advances                                           159,863    2,082    5.21%   117,660     1,867     6.35%
- ---------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 533,117    6,832    5.13%   415,182     5,649     5.44%
Non-interest bearing liabilities                    23,401                      19,957
Stockholders' equity                                57,626                      34,362
- ---------------------------------------------------------------------------------------------------------
Total liabilities and equity                      $614,145                    $469,502
- ---------------------------------------------------------------------------------------------------------
Net interest rate spread                                    $ 6,014    3.85%             $ 4,430     3.74%
Taxable-equivalent adjustment                                  (118)                         (87)
- ---------------------------------------------------------------------------------------------------------
Net interest income, actual
Net interest earning assets/net interest margin   $ 39,135  $ 5,896    4.20%  $ 23,871   $ 4,343     4.04%
Interest earning assets as a percentage of
 interest bearing liabilities                       107.34%                     105.75%
- ---------------------------------------------------------------------------------------------------------

*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

Non-Interest Income

Non-interest income increased by $734,000 or 43.28% to $2,430,000 for the first quarter of 1997 from $1,696,000 for the same period last year. Mortgage production fees are the largest component of non-interest income and such fees increased $273,000 or 25.63% to $1,338,000 compared to $1,065,000 in the first quarter of fiscal 1996. The volume of loans sold in the secondary market increased to $156,947,000 during the first quarter of fiscal 1997 compared to $80,528,000 in the same quarter last year. In addition, the margin earned on these loans (mortgage production fees divided by mortgage volume sold) decreased to 85 basis points in the current period compared to 132 basis points in the first quarter of fiscal 1996. The primary reason for the decreased margin was the rapid rise in interest rates in March 1996 causing the Company to receive a lower than anticipated price for loans sold in the secondary market.

During the quarter, the Company sold 45 lots and recorded $371,000 of gain on sale of real estate held for development and sale.

Service charges increased $72,000 or 45.86% to $229,000 in the first quarter of fiscal 1997 compared to $157,000 in the first quarter of fiscal 1996. This is the result of growth in the number of checking accounts during the year.

Non-Interest Expense

Non-interest expense increased by $1,619,000 or 36.95% to $6,001,000 for the first quarter of fiscal 1997 from $4,382,000 for the first quarter of fiscal 1996. The Company's efficiency ratio was 72.07% for the first quarter of fiscal 1997 compared to 72.56% for the same period last year. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. The dollar amount of total assets to non-interest expense decreased to $25.89 in the first quarter of fiscal 1997 from $27.69 for the same period last year.

Salaries and employee benefits increased $850,000 or 31.43% to $3,554,000 for the first quarter of fiscal 1997 from $2,704,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $184,000 or 36.87% to $683,000 in the first quarter of fiscal 1997 from $499,000 in the first quarter of 1996. Federal insurance premiums increased 25.00% or $40,000 during the quarter to $200,000 from $160,000 in the same quarter last year. The increase is a function of the Company's deposit growth. The Bank pays $.23 per one-hundred dollar of deposits as premiums to the Savings Association Insurance Fund, which is significantly higher than premiums on deposits insured by the Bank Insurance Fund.

Miscellaneous expenses increased $474,000 or 73.81% to $1,125,000 for the first quarter of fiscal 1997 from $651,000 in the first quarter of fiscal 1996. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees due to the Company's expansion. Over the course of the previous year, the Company has opened two retail banking offices in metropolitan Atlanta, one in Cherokee County to serve the Towne Lake community and one in Alpharetta, to serve the North Fulton and Forsyth County markets. In addition, a third retail banking office is scheduled to open in July 1996 in Lawrenceville to serve the Gwinnett County market. The Company has also opened two loan origination branches, one in Cumming, Georgia and one in Charlotte, North Carolina.


BALANCE SHEET ANALYSIS

Investment Securities

During the first quarter of fiscal 1997, investment securities increased to $136.8 million from $134.9 million and $77.1 million at March 31, 1996 and June 30, 1995, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

The investment securities portfolio at June 30, 1996, was comprised of $59.4 million of investment securities held to maturity at amortized cost compared to $55.3 million and $56.6 million at March 31, 1996 and June 30, 1995, respectively. The Company has the ability and it is the management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $77.3 million at June 30,1996 compared to $79.5 million and $20.4 million at March 31, 1996 and June 30, 1995, respectively. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $1.1 million at June 30, 1996 versus $495,000 at March 31, 1996.

Included in other securities at June 30, 1996 and March 31, 1996, are $3.4 million and $3.7 million, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at June 30, 1996, March 31, 1996 or June 30, 1995.
The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
(dollars in thousands)

- -------------------------------------------------------------------------
                                          June 30,  March 31,  June 30,
                                            1996      1996       1995
- -------------------------------------------------------------------------
Investment Securities Held to Maturity:
 US Treasury and US Government Agencies    $ 32,458   $ 27,450   $24,827
 Mortgage-backed securities                   7,563      8,087     9,166
 Corporate bonds                              8,425      8,420    10,382
 Other debt securities                       10,991     11,384    12,245
- -------------------------------------------------------------------------
    Total                                  $ 59,437   $ 55,341   $56,620
- -------------------------------------------------------------------------
Securities Available for Sale:
 Mortgage-backed securities                $ 65,811   $ 67,855   $13,925
 Corporate Bonds                              2,008      2,028         -
 Equity securities - preferred stock          9,508      9,629     6,515
- -------------------------------------------------------------------------
    Total                                  $ 77,327   $ 79,512   $20,440
- -------------------------------------------------------------------------
Total Investment Securities:
 US Treasury and US Government Agencies    $ 32,458   $ 27,450   $24,827
 Mortgage-backed securities                  73,374     75,942    23,091
 Corporate bonds                             10,433     10,448    10,382
 Other debt securities                       10,991     11,384    12,245
 Equity securities - preferred stock          9,508      9,629     6,515
- -------------------------------------------------------------------------
    Total                                  $136,764   $134,853   $77,060
- -------------------------------------------------------------------------

Loan Portfolio and Concentration

Loans receivable, net, including loans held for sale, increased $60,441,000 to $428,363,000 at June 30, 1996 compared to $367,922,000 at June 30, 1995. The primary reason is due to the increase in loans held for sale. The Company has 15 loan production offices throughout the southeast that originate single family conforming loans and construction and acquisition and development loans. Loans held for sale increased 95.10% over the previous year and have remained stable since March 31, 1996. Construction loans have increased 21.55% over the previous year and have also remained stable since March 31, 1996. The Company has also increased its originations of home equity, second mortgages and consumer loans and anticipates this trend will continue.

LOAN PORTFOLIO MIX

                                                                                  % Change
                                                                             June 30,1996 from
                                           June 30,   March 31,  June 30,   March 31,  June 30,
(dollars in thousands)                       1996       1996       1995       1996       1995
- -----------------------------------------------------------------------------------------------
Real Estate - construction loans
  Construction                             $159,221   $158,670   $130,988       0.35      21.55
  Acquisition & Development                  28,725     30,419     28,806      (5.57)     (0.28)
Real Estate - mortgage loans
  Non-Residential                            14,619     15,176     16,309      (3.67)    (10.36)
  Residential                               152,246    152,331    156,196      (0.06)     (2.53)
  Home equity and second mortgages           16,992     14,338     10,183      18.51      66.87
  Loans Held for Sale                        94,074     92,552     48,369       1.64      95.10
- -----------------------------------------------------------------------------------------------
Total real estate loans                     465,877    463,486    390,851       0.52      19.24
- -----------------------------------------------------------------------------------------------
Other loans:
  Leases                                     33,250     38,032     39,071     (12.57)    (14.90)
  Consumer and other                          6,070      4,101      2,732      48.01     122.18
- -----------------------------------------------------------------------------------------------
Total other loans                            39,320     42,133     41,803      (6.68)     (5.94)
- -----------------------------------------------------------------------------------------------
Total gross loans receivable                505,197    505,619    432,654      (0.08)     16.81
- -----------------------------------------------------------------------------------------------
Less:
  Undisbursed portion of loans
    in process                              (71,348)   (73,121)   (58,740)     (2.42)     21.46
  Deferred loan origination fees             (1,397)    (1,409)    (1,750)     (0.85)    (20.17)
  Unearned income                              (315)      (384)      (523)    (17.97)    (39.77)
  Reserves for loan losses                   (3,728)    (4,176)    (3,388)    (10.73)     10.04
  Unearned discount on
    loans purchased                             (46)       528       (181)   (108.71)    (74.59)
- -----------------------------------------------------------------------------------------------
Loans receivable, net*                     $428,363   $427,057   $367,922       0.31      16.43
===============================================================================================

*Includes Loans Held for Sale

Non-Performing Assets

Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $1.2 million or 14.2% to $9.4 million at June 30, 1996 from March 31, 1996. At June 30, 1996, the Company had non-accrual loans of $8.4 million compared to $6.0 million at March 31, 1996. Interest income not recognized on these loans amounted to $194,000 during the first quarter of fiscal 1997. Approximately 41.7% of all non-accrual loans were represented by equipment leases, 34.1% by construction loans, 11.3% by mortgage loans and the balance by commercial real estate and consumer loans. In addition, at June 30, 1996, the ACC identified $432,000 of loans as potential problem loans. At March 31, 1996 the Company had $1.3 million of loans classified as potential problems. Real estate owned increased by $120,000 or 13.2% to $1.0 million at June 30, 1996, from $907,000 at March 31, 1996. Total problem assets as a percent of total assets increased to 1.52% at June 30, 1996, from 1.35% at March 31, 1996.

At June 30, 1996, there were 23 construction loans on non-accrual. Seven or $1.1 million of these were in the Jacksonville, Florida market area and ten or $670,000 were in the Aiken, South Carolina market area. Of the remaining six construction loans, two or $443,000 were in the Augusta, Georgia market area and fourt or $837,000 were in the Atlanta metropolitan area. In addition, at June 30, 1996, four lease relationships were on non-accrual. One borrower represented $1.9 million and is the lessee on one loan and lessor on seven loans. The borrower has filed for bankruptcy and the eight loans are a part of the bankruptcy proceedings. The remaining three relationships represent $960,000, $904,000 and $16,000. At June 30, 1996, potential problem loans totaled $432,000 in equipment leases.

The following table reflects non-performing loans, potential problem loans and restructured loans as of the dates indicated. Non-performing loans consist of non-accrual loans and foreclosed properties, as well as loans past due 90 days or more as to interest or principal and still accruing. Potential problem loans are those which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC regardless of payment status.

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

(dollars in thousands)                      June 30,      March 31,      June 30,
                                             1996           1996          1995
- ----------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate-construction         $3,065         $1,658        $   83
Residential real estate-mortgage              1,018            502           404
Commercial real estate                          128            421             -
Commercial lease                              3,751          3,421             -
Installment                                       6              -             -
- ----------------------------------------------------------------------------------
Total non-accrual                             7,968          6,002           487
- ----------------------------------------------------------------------------------
Potential problem loans                         432          1,345           810
Loans contractually delinquent 90
 days which still accrue interest                 -              -             -
Troubled debt restructurings                      -              -             -
- ----------------------------------------------------------------------------------
Total non-accrual and problem loans          $8,400         $7,347        $1,297
- ----------------------------------------------------------------------------------
Real estate owned, net                        1,027            907           583
- ----------------------------------------------------------------------------------
Total problem assets                         $9,427         $8,254        $1,880
- ----------------------------------------------------------------------------------
Total problem assets/Total assets              1.52%          1.35%          .39%
- ----------------------------------------------------------------------------------
Total problem assets/Net loans plus
 reserves                                      2.79%          2.44%          .58%
- ----------------------------------------------------------------------------------
Reserve for loan losses/Total
 problem assets                               39.55%         50.59%       180.21%
- ----------------------------------------------------------------------------------

Loan Impairment

At June 30, 1996, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, increased $641,000 or 18.2% to $4,167,000 from $3,526,000 at March 31, 1996. The Company had no impaired loans, as defined by SFAS Nos. 114 and 118, at June 30, 1995. At June 30, 1996, $432,000 were on an accrual basis and $3,735,000 were on a non-accrual basis as compared to $675,000 on an accrual basis and $2,851,000 on a non-accrual basis at March 31, 1996. At June 30, 1996, the valuation allowance related to these impaired loans was $1,077,000 compared to $1,153,000 at March 31, 1996. During the quarter ended June 30, 1996, the Company charged-off $959,000 against loss reserves relating to impaired leases. At June 30, 1996 and March 31, 1996, all impaired loans had a related loan loss reserve. For the first quarter of fiscal 1997, the average recorded investment in impaired loans was $4,053,000 compared to $1,916,000 for the quarter ended March 31, 1996. The Company recognized interest income on impaired loans of $118,000 for the first quarter of fiscal 1997 of which $114,000 remains uncollected.

The Company uses either the cash or cost recovery method to record cash receipts on impaired loans that are on nonaccrual. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

Reserve for Loan Losses

The Company set aside $524,000 of additional reserves for possible loan losses during the quarter ended June 30, 1996 while no additional reserves were set aside for the same period ended June 30, 1995. The Company charged-off $1,006,000, therefore, loan loss reserves totaled $3,728,000 at June 30, 1996 and $4,176,000 at March 31, 1996. At June 30, 1996, reserves represented 1.1% of loans receivable and real estate owned, remaining stable from 1.3% and 1.1% at March 31, 1996 and June 30, 1995, respectively. Loan loss reserves to total problem assets decreased to 39.55% at June 30, 1996 from 50.59% and 180.21% at March 31, 1996 and June 30, 1995, respectively. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following table summarizes problem assets for the quarters ended as indicated.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
(dollars in thousands)

                                                    June 30, 1996    March 31, 1996    June 30, 1995
                                                    -------------------------------------------------
Reserve for loan losses, beginning of quarter
 Charge-offs:                                            $  4,176          $  3,752         $  3,362
  Real estate - construction                                    0                 0                0
  Real estate - mortgage                                       47               233                4
  Consumer                                                      0                 0                0
  Commercial leases                                           959                 0                4
- ----------------------------------------------------------------------------------------------------
    Total charge-offs                                       1,006               233                8
 Recoveries                                                    34                19               34
- ----------------------------------------------------------------------------------------------------
 Net charge-offs                                              972               214              (26)
 Provision for loan losses                                    524               638                0
- ----------------------------------------------------------------------------------------------------
 Reserve for loan losses, end of quarter                 $  3,728          $  4,176         $  3,388
- ----------------------------------------------------------------------------------------------------
 Loan receivable, net                                    $334,289          $334,505         $319,553
- ----------------------------------------------------------------------------------------------------
 Ratio of net charge-offs to loans receivable, net          .2907%            .0640%          (.0081)%
- ----------------------------------------------------------------------------------------------------
 Reserves to loans receivable, net                           1.12%             1.25%            1.06%
- ----------------------------------------------------------------------------------------------------

Real Estate Held for Development and Sale

The Company's investment in real estate held for development and sale increased $5,578,000 or 62.55% since June 30, 1995. The Company currently has five real estate projects under development in the Atlanta market.

Deposits

Deposits are the Company's primary funding source. Total deposits increased by $38.6 million or 11.1% to $386.7 million from $348.1 at March 31, 1996. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its eleven branches in Atlanta. The growth in deposits was primarily in certificates of deposit with maturities of one year or less which grew 22.1% to $213.6 million at June 30, 1996 from $175.0 million at March 31, 1996. Demand deposits including NOW accounts, passbook accounts and money market accounts were 21.4% of the Company's deposits at June 30, 1996. The weighted average interest rate on deposits remained relatively stable at 5.09% at June 30, 1996 and 5.08% and 5.13% at March 31, 1996 and June 30, 1995,
respectively.

For the periods indicated, deposits are summarized by type and remaining term as follows (dollars in thousands):



                                                                                         Weighted Average
                                                                                         Interest Rate at
                                                                                 --- -----------------------------
                                           June 30,    March 31,    June 30,     June 30,    March 31,    June 30,
                                           1996        1996         1995         1996        1996         1995
- ------------------------------------------------------------------------------------------------------------------
Demand deposits:
 NOW accounts                              $ 32,955     $ 33,603     $ 27,325       1.72%        1.74%       1.77%
 Money market accounts                        7,904        8,418        9,652       2.49%        2.50%       2.40%
 Passbook accounts                           41,862       42,845       43,203       2.53%        2.53%       2.53%
                                           ----------------------------------
                                             82,721       84,866       80,180       2.20%        2.21%       2.26%
                                           ----------------------------------
Time deposits:
 Maturity one year or less                  213,572      174,908      142,163
 Maturity greater than one year through
  two years                                  26,631       26,268       22,430
 Maturity greater than two years through
  three years                                14,159       14,867       17,093
 Maturity greater than three years           49,643       47,189       43,888
                                           ----------------------------------
                                            304,005      263,232      225,574       5.91%        6.00%     6.17%
                                           ----------------------------------
         Total deposits                    $386,726     $348,098     $305,754       5.09%        5.08%     5.13%
                                           ----------------------------------

For the periods indicated, interest expense on deposits is summarized as follows (dollars in thousands):



                       June 30,  March 31,  June 30,
                         1996      1996       1995
                       -----------------------------
NOW accounts             $  134     $  125    $  122
Money market accounts        49         51        63
Passbook accounts           260        259       268
Time Deposits             4,307      3,957     3,329
                       -----------------------------
                         $4,750     $4,392    $3,782
                       -----------------------------

Federal Home Loan Bank Advances

The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At June 30, 1996, advances were $137.5 million down from $168.2 million at March 31, 1996. For the first quarter of fiscal 1997, the weighted average interest rate on these borrowings decreased to 5.21% down from 5.70% and 6.35% for the quarters ended March 31, 1996 and June 30, 1995, respectively.

Liquidity and Capital Resources

The Company's Asset and Liability Committee manages liquidity to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals and other Company needs. Traditional sources of liquidity include deposits, FHLB advances, loan sales and payments on loans. Savings deposits are highly dependent upon market and other conditions largely outside the Company's control; while loan principal repayments are a relatively stable source of funds.

Under current regulations, the Company is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Company has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At June 30, 1996, the Company's liquidity ratio was 5.4%.

The Company, through PrimeEagle Mortgage, originates first mortgage loans which generally are sold to investors. During the three month period, permanent mortgage loan originations increased by 79.5% to approximately $158,000,000 compared to $88,000,000 for the same period last year. At June 30, 1996, the Company had outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, of approximately $17.5 million compared to $19.3 million at June 30, 1995. Commitments to sell mortgage loans increased to approximately $63.8 million at June 30, 1996 from $50.5 million at June 30, 1995.


Regulatory Capital

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) of 1989 established minimum capital requirements for thrift institutions. FIRREA requires savings and loan associations to have core capital of at least 3% of total assets and tangible capital of at least 1.5% of total assets. Additionally, institutions are required to meet a risk-based capital requirement consisting of 8% of the value of risk weighted assets. The Company's regulatory capital exceeds each of the above mentioned capital requirements and allows Tucker Federal to be classified as a "well-capitalized" Institution under current OTS standards. Management anticipates that the Company will continue to meet the capital requirements.

The following table reflects the Company's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Company has historically maintained capital substantially in excess of the minimum requirement.

REGULATORY CAPITAL

- -----------------------------------------------------------------------
                        Regulatory         Required         Excess
(dollars in thousands)     Capital    %     Capital   %    Capital   %
- -----------------------------------------------------------------------
June 30, 1996
 Tangible Capital          $48,652   8.0    $ 9,097  1.5   $39,555  6.5
 Core Capital              $48,652   8.0    $18,194  3.0   $30,458  5.0
 Risk-based Capital        $51,680  14.5    $28,428  8.0   $23,252  6.5
- -----------------------------------------------------------------------
March 31, 1996
 Tangible Capital          $53,615   8.9    $ 9,057  1.5   $44,558  7.4
 Core Capital              $53,615   8.9    $18,115  3.0   $33,500  5.9
 Risk-based Capital        $56,783  15.8    $28,842  8.0   $27,941  7.8
- -----------------------------------------------------------------------
June 30, 1995
 Tangible Capital          $30,412   6.4    $ 7,174  1.5   $23,238  4.9
 Core Capital              $30,412   6.4    $14,348  3.0   $16,064  3.4
 Risk-based Capital        $33,800  10.1    $26,889  8.0   $ 6,911  2.1
- -----------------------------------------------------------------------

Effective February 15, 1996, the Company raised $21.5 million of capital in a secondary offering co-underwritten by Interstate/Johnson Lane Corporation and Morgan Keegan & Company, Inc. Substantially all of the proceeds were contributed to the Bank.

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

          None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1996 Annual Meeting of Shareholders of Eagle Bancshares, Inc. was held on August 8, 1996. A total of 3,630,549 shares of common stock which equals 79.75% of the 4,552,200 shares outstanding as of the record date were represented in person or by proxy. The Board of Directors submitted two proposals to be voted upon by shareholders:
          (i) the election of Richard B. Inman, Jr. and Walter C. Alford to serve as Directors for a three year term and (ii) the ratification of the Board of Directors' appointment of Arthur Anderson & Co, SC to serve as independent auditors for the fiscal year ending March 31, 1997. Richard B. Inman, Jr. and Walter C. Alford were elected to serve as Directors for a three year period and until their successors are duly elected and qualified. Shareholder votes for the election of Directors are set forth below:

                                                                      Broker
                                       For               Withheld     Nonvotes
                                    ---------            --------     --------
          Richard B. Inman, Jr.     3,617,471             13,078         None
          Walter C. Alford          3,623,549              7,000         None


          The Directors whose names are set forth below will continue to serve for the remainder of their terms, as indicated.


          Director                  Term Expires*
          --------                  -------------
          George G. Thompson                 1998
          Richard J. Burrell                 1998
          Conrad J. Sechler, Jr.             1999
          Weldon A. Nash, Jr.                1999


          * The term of office will expire on the later of the date of the annual meeting of shareholders for the year indicated when their replacements are duly elected and qualified.

     The appointment by the Board of Directors of Arthur Andersen to serve as independent auditors for the fiscal year ending March 31, 1997, was ratified by the shareholders. The shareholders voted 3,607,601 for Arthur Andersen, 7,920 voted against and 15,028 abstained from voting.



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

                                         EAGLE BANCSHARES, INC.
                                             (Registrant)



Date:  August 14, 1996                   /s/ Conrad J. Sechler, Jr.
                                         ------------------------------------
                                         Conrad J. Sechler, Jr.
                                         Chairman of the Board, President and
                                         Principal Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  August 14, 1996                   /s/Richard B. Inman, Jr.
                                         ------------------------------------
                                         Richard B. Inman, Jr.
                                         Director, Secretary and Treasurer
                                         (Chief Financial and Accounting
                                         Officer)




Date:  August 14, 1996                   /s/ Conrad J. Sechler, Jr.
                                         ------------------------------------
                                         Conrad J. Sechler, Jr.
                                         Chairman of the Board and President

                                EAGLE BANCSHARES, INC.

                                  INDEX OF EXHIBITS



Exhibit
Number                  Description                                 Page No.
- ------                  -----------                                 --------
11                      Computation of per share earnings                 26
27                      Financial Data Schedule (for SEC use only)