Form 10-K/A
period 1996-03-31
EAGLE BANCSHARES INC
filed 1996-08-27
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KA

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1996

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ...............to................
Commission file number:                                           0-14379


                             EAGLE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                         GEORGIA                                              58-1640222
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

            4305 LYNBURN DRIVE, TUCKER, GEORGIA                                     30084-4441
          (Address of principal executive offices)                                  (Zip code)

        Registrant's telephone number, including area code                         404-908-6690

Securities registered pursuant to Section 12(b) of the Act:                        None


Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $1.00
National Association of Securities Dealers Automated Quotation System (Name of each exchange on which registered.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO _

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

     Common Stock, $1.00 par value - $59,935,028 based upon the closing price on June 21, 1996, using beneficial ownership of stock rules adopted pursuant to
Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

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

EAGLE BANCSHARES, INC.

August 26, 1996              By: /s/ Conrad J. Sechler, Jr.
                                -----------------------------
                                Conrad J. Sechler, Jr.
                                Chairman of the Board, President and
                                Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 26, 1996              By:/s/ Conrad J. Sechler, Jr.
                                -----------------------------
                                Conrad J. Sechler, Jr.
                                Chairman of the Board and President

August 26, 1996              By:/s/Walter C. Alford
                                -----------------------------
                                Walter C. Alford
                                Director

August 26, 1996              By: /s/Richard J. Burrell
                                -----------------------------
                                Richard J. Burrell
                                Director

August 26, 1996              By: /s/Richard B. Inman, Jr.
                                -----------------------------
                                Richard B. Inman, Jr.
                                Director, Secretary and Treasurer (Chief
                                Financial and Accounting Officer)

August 26, 1996              By: /s/Weldon A. Nash
                                -----------------------------
                                Weldon A. Nash
                                Director

August 26, 1996              By: /s/George G. Thompson
                                -----------------------------
                                George G. Thompson
                                Director

INDEX OF EXHIBITS


EXHIBIT NO.  DESCRIPTION                                                 PAGE NO.
- -----------  -----------                                                 --------
3.1(A)       Restated Articles of Incorporation of the Company
             (Exhibit 3 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended December 31, 1988.)
3.1(B)       Articles of Amendment to Restated Articles of
             Incorporation of the Company (Exhibit 3(a) to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1991).
3.1(C)       Articles of Amendment to Restated Articles of
             Incorporation of the Company.
3.2          Bylaws of the Company, as amended (Exhibit 3(b) to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1991).
4            Shareholder Protection Rights Agreement dated as of
             January 26, 1993 of (Exhibit 1 to the Company's Current
             Report on Form 8-K dated February 9, 1993).
10.1         Employment Agreement dated as of October 1, 1993, between
             Tucker Federal Savings and Loan Association and Richard
             B. Inman, Jr. (Exhibit 10(c) to the Company's Annual
             Report on Form 10-K for the year ended March 31, 1995).*
10.2         Employment Agreement dated as of January 1, 1994, between
             Tucker Federal Savings and Loan Association and Betty
             Petrides (Exhibit 10(f) to the Company's Annual Report on
             Form 10-K for the year ended March 31, 1995).*
10.3         Employment Agreement dated January 1, 1994, between Eagle
             Service Corporation and Conrad J. Sechler, Jr. (Exhibit
             10(g) to the Company's Annual Report on Form 10-K for the
             year ended March 31, 1995).*
10.4         Tucker Federal Savings and Loan Association Directors'
             Retirement Plan (Exhibit 10(h) to the Company's Annual
             Report on Form 10-K for the year ended March 31, 1995).*
10.5         Eagle Bancshares, Inc. 1994 Directors Stock Option
             Incentive Plan (Exhibit 10(i) to the Company's Annual
             Report on Form 10-K for the year ended March 31, 1995).*
10.6         Agreement for Advances and Security Agreement with
             Blanket Floating Lien dated as March 5, 1990 between
             Tucker Federal Savings and Loan Association and the
             Federal Home Loan Bank of Atlanta as amended as of
             September 7, 1995 (Exhibit 10.6 to the Company's Form
             S-2).
11           Computation of per share earnings.
13.1         Eagle Bancshares, Inc. 1996 Annual Report to Stockholders.
13.2         KPMG Peat Marwick LLP report on year ended March 31,
             1994, Consolidated Financial Statements.
21           Subsidiaries of the Registrant.
23.1         Consent of Arthur Andersen LLP.
23.2         Consent of KPMG Peat Marwick LLP.
27           Financial Data Schedule (for SEC use only).
             * The referenced exhibit is a compensatory contract, plan
             or arrangement.