Form 10-Q
period 1996-09-30
EAGLE BANCSHARES INC
filed 1996-11-14
CIK 783604

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
       EXCHANGE ACT OF 1934  For the period ended September 30, 1996
                                                  ------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------
Commission file number  0-14379
                      ---------

                            EAGLE BANCSHARES, INC.
                          -------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Georgia                                             58-1640222
-------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

             4305 Lynburn Drive, Tucker, Georgia          30084-4441
             -------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                 (404)908-6690
                      -----------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                Not Applicable
                     -------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
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

Yes ______   No ______     NOT APPLICABLE

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 31, 1996
      ---------------------------------          -------------------------------
       Common Stock, $1.00 Par Value                      4,552,200 shares

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS

                                                                              Page
                                                                             Number
PART I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Income -
                 Three and Six months ended September 30, 1996 and 1995          3

                 Consolidated Statements of Financial Condition at
                 September 30, 1996 and March 31, 1996                           4

                 Consolidated Statements of Cash Flows -
                 Six months ended September 30, 1996 and 1995                    5

                 Notes to Consolidated Financial Statements                      7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             9

PART II. Other Information

         Item 1. Legal Proceedings                                              22

         Item 2. Changes in Securities                                          22

         Item 3. Defaults upon Senior Securities                                22

         Item 4. Submission of Matters to a Vote of Security Holders            22

         Item 5. Other Information                                              23

         Item 6. Exhibits and Reports on Form 8-K                               23

         Signatures                                                             24


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(in thousands except per share data)


                                                                                 Three Months Ended     Six Months Ended
                                                                                       Sept. 30,            Sept. 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                 1996         1995        1996     1995
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Interest on loans                                                              $10,249     $ 9,090      $20,271  $17,466
 Interest on mortgage-backed securities                                           1,349         419        2,734      858
 Interest on investment securities and other interest earning assets              1,354       1,129        2,675    2,306
-------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                         12,952      10,638       25,680   20,630
-------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Interest on deposits                                                             5,103       4,171        9,853    7,953
 Interest on borrowings                                                           1,998       1,916        4,080    3,783
-------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                         7,101       6,087       13,933   11,736
-------------------------------------------------------------------------------------------------------------------------

 Net interest income                                                              5,851       4,551       11,747    8,894
PROVISION FOR LOAN LOSSES                                                           924          54        1,448       54
-------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses                              4,927       4,497       10,299    8,840
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
 Mortgage production fees                                                         2,322       1,486        3,660    2,551
 Service charges                                                                    257         195          486      352
 Gain on sale of loans                                                                -          81           25       81
 Gain on sale of real estate held for development and sale                          343         345          714      345
 Miscellaneous                                                                      370         332          837      753
-------------------------------------------------------------------------------------------------------------------------
   Total other income                                                             3,292       2,439        5,722    4,082
-------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
 Salaries and employee benefits                                                   4,010       3,047        7,564    5,751
 Net occupancy expense                                                              649         533        1,332    1,032
 Federal insurance premium                                                          215         169          415      329
 Marketing expense                                                                  256         127          443      229
 Data processing                                                                    322         339          574      605
 Miscellaneous                                                                    1,302         820        2,427    1,418
 SAIF assessment                                                                  1,946           -        1,946        -
-------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                           8,700       5,035       14,701    9,364
-------------------------------------------------------------------------------------------------------------------------

 Income before income taxes                                                        (481)      1,901        1,320    3,558
INCOME TAX (BENEFIT) EXPENSE                                                       (347)        641          155    1,231
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $  (134)    $ 1,260      $ 1,165  $ 2,327
-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                               $(0.03)      $0.41        $0.26    $0.75
-------------------------------------------------------------------------------------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)
(in thousands except per share data)

                                                                               SEPT. 30,   March 31,
                                                                                 1996        1996

ASSETS:
   Cash and amounts due from banks                                             $ 12,045    $  7,477
   Interest-bearing deposits                                                      1,329         339
   Securities available for sale                                                 80,056      79,512
   Investment securities held to maturity                                        63,820      55,341
   Loans held for sale                                                           64,465      92,552
   Loans receivable, net                                                        372,112     334,505
   Stock in Federal Home Loan Bank, at cost                                       7,336       8,565
   Premises and equipment, net                                                   14,449      11,033
   Real estate held for development and sale                                     14,409      12,962
   Real estate acquired in settlement of loans, net                               1,415         907
   Accrued interest receivable                                                    4,594       4,124
   Deferred income taxes                                                          1,066         597
   Other assets                                                                   5,040       3,598
                                                                             ----------------------
     Total assets                                                              $642,136    $611,512
                                                                             ----------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                     $412,412    $348,098
  Advance payments by borrowers for property taxes and insurance                  1,656       1,511
  Federal Home Loan Bank advances and other borrowings                          146,090     173,060
  Drafts outstanding                                                             16,564      24,423
  Accrued expenses and other liabilities                                          7,976       7,245
                                                                             ----------------------
     Total liabilities                                                         $584,698    $554,337
                                                                             ----------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized,
  4,854,000 shares issued at September 30, and March 31, 1996                     4,854       4,854
  Additional paid-in capital                                                     28,331      28,331
  Retained earnings                                                              27,178      26,696
  Net unrealized (loss) gain on securities available for sale, net of taxes        (793)       (495)
  Employee Stock Ownership Plan note payable                                     (1,000)     (1,000)
  Unamortized restricted stock                                                      (56)       (135)
  Treasury stock, 301,800 shares at cost                                         (1,076)     (1,076)
                                                                             ----------------------
     Total stockholders' equity                                                  57,438      57,175
                                                                             ----------------------
     Total liabilities and stockholders' equity                                $642,136    $611,512
                                                                             ----------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

Six Months ended September 30,                                                     1996        1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $   1,165   $   2,327
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation, amortization and accretion                                        678         599
      Provision for loan losses                                                     1,448          54
      Loss (gain) on sale of real estate acquired in settlement of loans               23         (39)
      Gain on sale of real estate held for development and sale                      (714)       (345)
      Gain on sale of loans                                                           (25)        (81)
      Amortization of restricted stock award                                           79          79
      Amortization of deferred loan fees                                           (1,009)       (814)
      Proceeds from sale of loans held for sale                                   311,766     186,729
      Originations of loans held for sale                                        (283,679)   (211,000)
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                           (470)       (354)
        Decrease (increase) in other assets                                        (1,455)     (3,173)
        Increase (decrease) in drafts outstanding                                  (7,859)     10,067
        Increase (decrease) in accrued expense and other liabilities                  731         743
-----------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                      20,679     (15,208)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities of investment securities available for sale            -         464
        Proceed from maturities of investment securities held to maturity           4,000           -
        Purchases of investment securities available for sale                      (3,500)          -
        Purchases of investment securities held to maturity                       (14,288)          -
        Principal payments received on investments available for sale               2,187       1,183
        Principle payments received on investments held to maturity                 1,845       1,659
        Loan originations, net of repayments                                      (20,760)    (30,907)
        Purchases of loans receivable                                             (18,022)          -
        Proceeds from sale of real estate acquired in settlement of  loans            218         173
        Purchases of FHLB stock                                                    (2,219)     (1,048)
        Redemption of FHLB stock                                                    3,448         279
        Purchase of premises and equipment, net                                    (3,948)     (2,039)
        Additions to real estate held for development and sale, net                (3,470)     (1,454)
        Proceeds from sale of real estate held for development and sale             2,582           -
-----------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                   $ (51,927)  $ (31,690)
-----------------------------------------------------------------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)
(in thousands)


Six Months ended September 30,                                              1996        1995
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in time deposits                                           $  62,240   $  44,095
     Net change in demand deposit accounts                                     2,074      (2,750)
     Repayment of FHLB advances and other borrowings                        (136,309)   (136,545)
     Proceeds from FHLB advances and other borrowings                        109,339     153,606
     Dividends paid                                                             (683)       (775)
     Principal reduction of ESOP debt                                              -          11
     Proceeds from exercise of stock options                                       -         110
     Increase (decrease) in advance payments from borrowings for
       property taxes and insurance                                              145        (401)
------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                     36,806      57,351
------------------------------------------------------------------------------------------------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     5,558      10,453
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 7,816       6,358
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  13,374   $  16,811
------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
------------------------------------------------------------------------------------------------
      Interest                                                             $  14,750   $  11,763
------------------------------------------------------------------------------------------------
      Income Taxes                                                         $   1,214   $     932
------------------------------------------------------------------------------------------------
   Supplemental schedule of noncash investing and financing activities:
------------------------------------------------------------------------------------------------
      Acquisition of real estate in settlement on loans                    $   1,271   $     280
------------------------------------------------------------------------------------------------
       Loans made to finance real estate acquired in settlement of loans   $     522   $     340
------------------------------------------------------------------------------------------------


    Eagle Bancshares, Inc. and Subsidiaries
    Notes to Interim Unaudited Consolidated Financial Statements
    September 30, 1996


    A.  Basis of Presentation:
        ----------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1996, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

    B.  Reclassification of Prior Period Amounts:
        -----------------------------------------

    Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

    C.  Recent Legislation
        ------------------

    On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 which contains provisions imposing a special assessment on federally insured depository institutions to capitalize the Savings Association Insurance Fund ("SAIF") and fund Financing Corporation ("FICO") bonds and provisions relating to the merger of the Bank Insurance Fund ("BIF") with the SAIF.

    Pursuant to the Act, on October 8, 1996, the Board of Directors of the FDIC imposed a special assessment on SAIF assessable deposits of each insured depository institution such as Tucker Federal in an amount that will cause the SAIF fund to reach a designated reserve ratio. The assessment rate applicable to Tucker Federal will be 65.7 cents per $100 of SAIF insured deposits as of March 31, 1995, which will result in a one-time assessment in the amount of approximately $1,946,000 payable on November 27, 1996. The Act also provides for the establishment of a new deposit insurance premium rate on SAIF insured deposits of 6.0 cents per $100 which is significantly lower than Tucker Federal's current premium rate of 23 cents per $100. Based upon SAIF insured deposits at September 30, 1996 this decrease in premium will result in annual savings of $718,000.

    The Act also addresses funding of interest payments on FICO bonds. The legislation would require interest payments on FICO bonds to be shared by BIF insured institution with respect to its BIF assessable deposits at a rate equal to 20% of the rate of assessments imposed upon depository institutions with SAIF assessable deposits.

    The Act also contains a provision effective on the date of enactment of the Act and extending through December 31, 1999, requiring the Controller of the Currency, the Board of Directors of the FDIC, the Board of Governors of the Federal Reserve System and the Director of the OTS to take appropriate action (including enforcement action), denial of applications or imposition of entrance and exit fees in order to prevent insured depository institutions and depository institutions holding companies from facilitating or encouraging shifting of deposits from SAIF assessable deposits to BIF assessable deposits for the purpose of abating the assessments imposed.

    The Act also requires the merger of the BIF and SAIF funds effective as of January 1, 1999, if no insured depository institution that is a savings association exists on that date.

    The Act requires a study by the Secretary of the Treasury regarding the establishment of a common charter for all insured depository institutions and abolishing the separate and distinct charters between banks and savings associations. The report is due to be presented to Congress on or before March 31, 1997. The effect of the abolishment of the separate savings association charter would be to require all savings associations to convert to either a national bank or state bank charter by a specified date, with any related holding company required to become a bank holding company, subject to the limitations regarding permitted activities of the Bank Holding Company Act of 1956.

    D.  Recent Developments
        -------------------

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

    The special meeting of Eagle Bancshares' stockholders will be held at 2:00 p.m. local time on Monday, December 30, 1996 at Tucker Federal Bank Training Center, 4323 B Main Street, Tucker, Georgia and at any adjournments or postponements thereof. Holders of record of Eagle stock at the close of business on November 4, 1996 are entitled to notice of and to vote at the Eagle special meeting. At such time there were approximately 4,552,000 shares of Eagle Bancshares stock outstanding held by approximately 651 stockholders of record. The special meeting of Southern Crescent's stockholders will be held at 4:30 p.m. local time on Monday, December 30, 1996, at the headquarters of Southern Crescent Financial Corporation, 1585b Southlake Parkway, Morrow, Georgia and at any adjournments or postponements thereof. Holders of record of Southern Crescent's stock at the close of business on November 4, 1996 are entitled to notice of and to vote at Southern Crescent's special meeting. At such date and time there were 838,162 shares of Southern Crescent Financial Corporation's stock outstanding held by approximately 1,300 stockholders of record. The approval and adoption of the merger agreement and the transactions contemplated thereby will require the affirmative vote of the holders of at least the majority of the outstanding shares of Eagle Bancshares and Southern Crescent Financial Corporation stock.

    The acquisition of Southern Crescent will increase Eagle's total assets to approximately $750 million and will strengthen Eagle's presence in the fast growing, south metropolitan Atlanta market. The merger, which will be accounted for as a pooling of interest, is expected to be completed during the first quarter of 1997 and is subject to regulatory approval, shareholder approvals and certain other conditions. The net value of the transaction is expected to be $18 million. At September 30, 1996, Southern Crescent Financial Corp had a book value of $9.3 million and net income for the six and twelve months ended of $614,408 and $1,336,000, respectively. Shareholders of Southern Crescent Financial Corp will receive Eagle Bancshares' common stock equal to $19.177 per share provided the average market value of Eagle stock is between $14.50 and $16.50 per share during a 30-day trading period prior to closing. If the average market value of Eagle stock is less than $14.50 per share, Southern Crescent shareholders will receive 1.323 shares of Eagle stock for each share of Southern Crescent. If the average market value of Eagle stock is more than $16.50 per share, Southern Crescent shareholders will receive 1.162 shares of Eagle stock. Eagle, at its option, may terminate the transaction in the event the average market value of Eagle stock is more than $17.50. Southern Crescent, at its option, may terminate the transaction if the average market value of Eagle stock is less than $14.00 per share.

    Southern Crescent Bank, headquartered in Morrow, Georgia, operates commercial banking facilities in Morrow, Union City and Palmetto, Georgia. Southern Crescent Bank has received regulatory approval to open additional branches in Jonesboro and McDonough, Georgia.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    General

    The Company's net income (loss) for the three and six month period ended September 30, 1996, was ($134,000) or ($.03) per share and $1,165,000 or
    $.26 per share, respectively. This compares to net income for the three and six month period ended September 30, 1995, of $1,260,000 or $.41 per share and $2,327,000 or $.75 per share, respectively. The decline in earnings for all comparative periods is attributable to the $1,946,000 SAIF Assessment signed into law effective September 1996. The effect of the assessment on earnings after tax was $1,191,000 or $.26 per share. Further discussion in this quarterly report will focus on the Company's performance after removing the effect of the SAIF Assessment.


SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)
                                                                                                     % Change from
                                                            Quarter Ended                           Sept. 30, 1996 to
                                           Sept. 30,          June. 30,        Sept. 30,           June 30,    Sept. 30,
For the quarter:                             1996/(1)/          1996             1995                1996         1995
                                         --------------------------------------------------------------------------------
Net income                                $    1,057            $  1,299         $  1,260           (18.63)     (16.11)
Per common share:
   Net income                                    .23                 .29              .41           (20.69)     (43.90)
   Dividends declared                            .15                 .15             .125                -       20.00
   Book value per share                        12.62               12.57            11.47              .39       10.03
Average common shares                          4,552               4,552            3,112                -       46.27
 outstanding

Profitability ratios: (%)
 Return on average assets                        .68                 .85             1.01           (20.00)     (32.67)
 Return on average equity                       7.38                8.46            14.26           (32.67)     (48.25)
 Efficiency ratio                              73.87               72.07            72.03             2.50        2.55
 Net interest margin                            4.20                4.20             3.94                -        6.60
 Equity to assets                               8.94                9.21             6.76            (3.37)      31.66

At quarter end:
 Loans held for sale                      $   64,465            $ 94,074         $ 65,572           (31.47)      (1.69)
 Loans receivable, net                       372,112             334,289          335,348            11.31       11.24
 Reserve for loan losses                       3,686               3,728            3,455                -           -
 Assets                                      642,136             621,474          528,193             3.32       21.57
 Deposits                                    412,412             386,726          327,660             7.80       27.24
 FHLB advances                               146,090             143,401          137,014             1.87        6.62
 Stockholders' equity                         57,438              57,231           35,697              .36       60.90



                                         Six Months Ended
                                            Sept. 30,
                                               1996/(1)/          1995           % Change
                                          ----------            --------         --------
For the six months:
 Net Income                               $    2,356            $  2,327             1.25
Per common share:
 Net Income                                      .52                 .75           (30.67)
 Dividends declared                              .30                 .25            20.00
 Average common shares                         4,552               3,100            46.89
  outstanding
Profitability ratios:(%)
 Return on average assets                        .76                 .96           (20.83)
 Return on average equity                       8.20               12.84           (36.14)
 Efficiency ratio                              73.02               72.16             1.19
 Net interest margin                            4.20                3.99             5.26


/(1)/ The after tax effect of the $1,946,000 SAIF Assessment or $1,191,000 (.26 per share) has been excluded from these calculations for comparability purposes.

    Overview

    Net income for the second quarter of fiscal 1997 was $1,057,000 compared with $1,260,000 in the second quarter of fiscal 1996, a decrease of 16.11%. Second quarter results were lower due to an increase in the provision for loan losses of $870,000. Per share earnings for the second quarter of fiscal 1997 were $.23 per share, compared with $.41 per share in the second quarter of fiscal 1996, a 43.90% decrease. Earnings per share decreased due to an increase in the number of shares outstanding resulting from the Company's secondary offering of 1,300,000 new shares of common stock on February 15, 1996.

    Net income for the first half of fiscal 1997 was $2,356,000 or $.52 per share compared to $2,327,000 or $.75 per share for the same period of fiscal 1996.

    Return on average assets (ROA) was .68% and .76% in the second quarter and first half of fiscal 1997, respectively, compared with 1.01% and .96%, respectively, in the same periods of fiscal 1996. ROA decreased due to the Company's rapid asset growth. Return on average equity (ROE) was 7.38% and 8.20% in the second quarter and first half of fiscal 1997, respectively, compared with 14.26% and 12.84% in the same periods of fiscal 1996. ROE declined due to the issuance of $21.5 million of additional capital in connection with the secondary offering.

    Net interest income was $5,851,000 and $11,747,000 for the second quarter and first half of fiscal 1997, respectively compared with $4,551,000 and $8,894,000 for the same periods of fiscal 1996. The Company's net interest margin for the second quarter of 1997 remained the same as the prior quarter at 4.20%, compared with 3.94% for the same quarter last year. The increase in net interest income is primarily due to the growth in interest earning assets.

    The provision for loan losses was $924,000 and $1,448,000 for the second quarter and first half of fiscal 1997, respectively compared with $54,000 for the same periods of fiscal 1996, and $524,000 for the first quarter of the current year. The increase in the provision is due to the increase in the Company's non-performing assets and potential problem loans. Non-performing assets and potential problem loans as a percent of total assets were 1.16%, 1.52% and .34% at September 30, 1996, June 30, 1996 and
    September 30, 1995, respectively.

    Non-interest income was $3,292,000 and $5,722,000 for the second quarter and first half of fiscal year 1997, respectively compared with $2,439,000 and $4,082,000 for the same periods of fiscal 1996. This represents a 34.97% and 40.18% increase over the prior year second quarter and first half, respectively. The primary reason was due to an increase in mortgage production fees.

    Non-interest expense was $6,754,000 and $12,755,000 (without consideration of the SAIF assessment) for the second quarter and first half of fiscal 1997, respectively, compared with $5,035,000 and $9,364,000 for the same periods of fiscal 1996. This represents a 34.14% and 36.21% increase over the prior year second quarter and first half, respectively. The primary reason was due to increases in personnel costs and miscellaneous expense.

    The Company received a tax benefit for the second quarter and first half of fiscal 1997 primarily resulting from the SAIF assessment.

    EARNINGS ANALYSIS

    Net Interest Income - Quarterly Analysis

    Net interest income increased by $1,300,000 or 28.57% to $5,851,000 in the second quarter of fiscal 1997 from $4,551,000 for the same quarter last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) improved 23 basis points to 386 basis points from 363 basis points in the same period last year. The primary reason for the improvement was the decrease in the cost of interest bearing liabilities. Yield on interest earning assets remained stable at 9.14% while the cost of interest bearing liabilities declined 23 basis points to 5.28% from 5.51%.

    Interest income received on loans increased $1,159,000 or 12.75% to $10,249,000 for the second quarter of fiscal 1997 from $9,090,000 million in fiscal 1996. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family loans held for sale. The yield on the loan portfolio improved 15 basis points to 9.61% for the quarter compared to 9.46% in the same quarter last year. Interest received on mortgage backed securities increased $930,000 or 221.96% to $1,349,000 million for the second quarter of fiscal 1997 from $419,000 in the second quarter of fiscal 1996. This increase is primarily due to purchases of mortgage backed securities for the available for sale portfolio. Interest received on securities increased $225,000 or 19.93% to $1,354,000 in fiscal 1997 from $1,129,000 in the prior period.

    Interest expense increased $1,014,000 or 16.66% to $7,101,000 for the second quarter of fiscal 1997 from $6,087,000 in the second quarter of fiscal 1996. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $932,000 or 22.34% to $5,103,000 from $4,171,000 in the same period in the prior year. The cost of deposits decreased 12 basis points to 5.14% during the quarter from 5.26% in the prior period. Interest expense on FHLB advances and other borrowings also increased $82,000 or 4.28% to $1,998,000 for the second quarter of fiscal 1997 from $1,916,000 in the second quarter of fiscal 1996. The Bank's cost of FHLB advances decreased 50 basis points to 5.66% from 6.16% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

    Net Interest Income - Six Month Analysis

    Net interest income increased by $2,853,000 or 32.08% to $11,747,000 during the first half of fiscal 1997 from $8,894,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) improved 17 basis points to 386 basis points from 369 basis points in the same period last year. The primary reason for the improvement was the decrease in the cost of interest bearing liabilities. Yield on interest earning assets declined 10 basis points to 9.06% from 9.16% while the cost of interest bearing liabilities declined 28 basis points to 5.20% from 5.48%.

    Interest income received on loans increased $2,805,000 or 16.06% to $20,271,000 for the first half of fiscal 1997 from $17,466,000 in fiscal 1996. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family loans held for sale. The yield on the loan portfolio improved 9 basis points to 9.55% for the first half of fiscal 1997 compared to 9.46% in the same period last year. Interest received on mortgage backed securities increased $1,876,000 or 218.65% to $2,734,000 for the first half of fiscal 1997 from $858,000 in the first half of fiscal 1996. This increase is primarily due to purchases of mortgage backed securities for the available for sale portfolio. Interest received on securities increased $369,000 or 16.00% to $2,675,000 in fiscal 1997 from $2,306,000 in the prior period.

    Interest expense increased $2,197,000 or 18.72% to $13,933,000 for the first half of fiscal 1997 from $11,736,000 in the same period of fiscal 1996. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $1,900,000 or 23.89% to $9,853,000 from $7,953,000 in the same period in the prior year. The cost of deposits decreased 5 basis points to 5.12% during the period from 5.17% in the prior period. Interest expense on FHLB advances and other borrowings also increased $297,000 or 7.85% to $4,080,000 for the first half of fiscal 1997 from $3,783,000 in the same period of fiscal 1996. The Bank's cost of FHLB advances decreased 83 basis points to 5.42% from 6.25% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

    Interest Rate Sensitivity

    Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin increased to 4.20% for both the second quarter and first half of fiscal 1997 from 3.94% and 3.99% for both the second quarter and first half of fiscal 1996. The following average balance sheets present the individual components of net interest income and expense, net interest spread and net interest margin.

    The increase in the net interest margin in the second quarter and first half of fiscal 1997 was primarily attributable to the decrease in the cost of interests bearing liabilities. The yield earned on average loans during the second quarter and first half increased to 9.61% and 9.55% respectively, compared to 9.46% both corresponding periods in the prior year. This is attributable to the Company's ability to expand its loan portfolio through originations of home equity and second mortgage loans, as well as construction loans and to a lesser extent consumer loans. In addition, the costs of deposits decreased due to the lower interest rate environment. The Company also relies on borrowing from the FHLB to fund asset growth and the cost of FHLB advances decreased during the second quarter and first half to 5.66% and 5.42% respectively, compared to 6.16% and 6.25% for the corresponding periods in the prior year.

    The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters and six months ended September 30, 1996 and 1995:

AVERAGE BALANCE SHEET
Three months ended September 30,                                1996                           1995
                                                    AVERAGE              YIELD/    Average              Yield/
(dollars in thousands)                              BALANCE   INTEREST    COST     Balance   Interest    Cost
--------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------
Loans*                                             $426,422    $10,249     9.61%  $384,332    $ 9,090     9.46%
Mortgage-backed securities                           72,676      1,349     7.42%    22,601        419     7.42%
FHLB stock                                            7,434        136     7.32%     6,655        121     7.27%
Taxable investments                                  26,241        344     5.24%    33,395        643     7.70%
Tax-exempt investment securities                     41,282      1,047    10.14%    20,300        415     8.18%
Interest earning deposits and Federal funds             763         11     5.77%     1,055         16     6.07%
--------------------------------------------------------------------------------------------------------------
Total interest earning assets                       574,818     13,136     9.14%   468,338     10,704     9.14%
Non-interest earning assets                          45,501                         32,325
--------------------------------------------------------------------------------------------------------------
Total assets                                       $620,319                       $500,663
--------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------
Passbook accounts                                  $ 41,669        260     2.50%  $ 42,152    $   265     2.52%
NOW                                                  33,527        135     1.61%    27,959        121     1.73%
Money market                                          9,089         50     2.20%    10,524         60     2.28%
Certificates of deposit                             312,801      4,658     5.96%   236,839      3,725     6.29%
--------------------------------------------------------------------------------------------------------------
Total deposits                                      397,085      5,103     5.14%   317,474      4,171     5.26%
Advances                                            141,246      1,998     5.66%   124,510      1,916     6.16%
--------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                  538,331      7,101     5.28%   441,984      6,087     5.51%
Non-interest bearing liabilities                     24,733                         23,344
Stockholders' equity                                 57,255                         35,335
--------------------------------------------------------------------------------------------------------------
Total liabilities and equity                       $620,319                       $500,663
--------------------------------------------------------------------------------------------------------------
Net interest rate spread                                       $ 6,035     3.86%              $ 4,617     3.63%
Taxable-equivalent adjustment                                     (184)                           (65)
--------------------------------------------------------------------------------------------------------------
Net interest income, actual                                    $ 5,851                        $ 4,552
Net interest earning assets/net interest margin    $ 36,487                4.20%  $ 26,354                3.94%
--------------------------------------------------------------------------------------------------------------
Interest earning assets as a percentage of
     interest bearing liabilities                    106.78%                        105.96%
--------------------------------------------------------------------------------------------------------------

    *Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.


AVERAGE BALANCE SHEET
Six months ended September 30,                                  1996                           1995
--------------------------------------------------------------------------------------------------------------
                                                    AVERAGE              YIELD/    Average              Yield/
(dollars in thousands)                              BALANCE   INTEREST    COST     Balance   Interest    Cost
--------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------
Loans*                                             $424,673    $20,271     9.55%  $369,242    $17,466     9.46%
Mortgage-backed securities                           73,900      2,734     7.40%    23,132        858     7.42%
FHLB stock                                            7,935        288     7.26%     6,413        233     7.27%
Taxable investments                                  27,405        960     7.01%    33,498      1,302     7.77%
Tax-exempt investment securities                     38,205      1,685     8.82%    20,300        890     8.77%
Interest earning deposits and Federal funds           1,418         44     6.21%     1,109         34     6.13%
--------------------------------------------------------------------------------------------------------------
Total interest earning assets                       573,536     25,982     9.06%   453,696     20,783     9.16%
Non-interest earning assets                          43,696                         31,387
--------------------------------------------------------------------------------------------------------------
Total assets                                       $617,232                       $485,082
--------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------
Passbook accounts                                  $ 41,987    $   520     2.48%  $ 42,562    $   533     2.51%
NOW                                                  33,678        269     1.60%    27,959        243     1.74%
Money market                                          9,030         99     2.19%    10,578        123     2.33%
Certificates of deposit                             300,475      8,965     5.97%   226,399      7,054     6.23%
--------------------------------------------------------------------------------------------------------------
Total deposits                                      385,170      9,853     5.12%   307,498      7,953     5.17%
Advances                                            150,555      4,080     5.42%   121,085      3,783     6.25%
--------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                  535,725     13,933     5.20%   428,583     11,736     5.48%
Non-interest bearing liabilities                     24,067                         21,650
Stockholders' equity                                 57,440                         34,849
--------------------------------------------------------------------------------------------------------------
Total liabilities and equity                       $617,232                       $485,082
--------------------------------------------------------------------------------------------------------------
Net interest rate spread                                       $12,049     3.86%              $ 9,047     3.69%
Taxable-equivalent adjustment                                     (302)                          (153)
--------------------------------------------------------------------------------------------------------------
Net interest income, actual                                    $11,747                        $ 8,894
Net interest earning assets/net interest margin    $ 37,811                4.20%  $ 25,112                3.99%
--------------------------------------------------------------------------------------------------------------
Interest earning assets as a percentage of
     interest bearing liabilities                    107.06%                        105.86%
--------------------------------------------------------------------------------------------------------------

*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

    Non-Interest Income

    Non-interest income increased by $853,000 or 34.97% to $3,292,000 for the second quarter of 1997 from $2,439,000 for the same period last year. In addition, non-interest income increased by $1,640,000 or 40.18% to $5,722,000 for the first half of fiscal 1997 from $4,082,000 for the same period last year.

    Mortgage production fees are the largest component of non-interest income and such fees for the second quarter of fiscal 1997 increased $836,000 or 56.26% to $2,322,000 compared to $1,486,000 in the same period last year. For the first half of fiscal 1997, mortgage production fees increased $1,109,000 or 43.47% to $3,660,000 compared to $2,551,000 for the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                      Three months Ended         Six months Ended
                                            Sept. 30,                Sept. 30,
    -------------------------------------------------------------------------------
    (dollars in thousands)           1996            1995         1996       1995
    -------------------------------------------------------------------------------
    Mortgage production fees         $  2,322        $  1,486   $  3,660   $  2,551
    Dollar volume sold               $154,819        $106,201   $311,766   $186,729
    Margin earned                        1.50%           1.40%      1.17%      1.37%


    Gain on the sale of real estate held for development and sale decreased $2,000 to $343,000 for the second quarter of fiscal 1997 compared to $345,000 in the same period last year. During the current quarter 26 lots were sold compared to 45 lots in the second quarter last year. In addition, gain on the sale of real estate held for development and sale increased $369,000 or 106.96% to $714,000 for the first half of fiscal 1997 compared to $345,000 in the same period last year. For the first half of fiscal 1997, 71 lots have been sold compared to 45 in the prior period.

    Service charges increased $62,000 or 31.80% to $257,000 in the second quarter of fiscal 1997 compared to $195,000 in the second quarter of fiscal 1996. In addition, for the first half service charges increased $134,000 or 38.06% to $486,000 compared to $352,000 for the same period last year. This is the result of growth in the number of checking accounts during the year.

    Non-Interest Expense

    Non-interest expense, not including the SAIF assessment increased by $1,719,000 or 34.14% to $6,754,000 for the second quarter of 1997 from
    $5,035,000 for the same period last year. In addition, non-interest expense increased by $3,391,000 or 36.21% to $12,755,000 for the first half of fiscal 1997 from $9,364,000 for the same period last year.

    The Company's efficiency ratio was 73.87% and 73.02% for the second quarter and first half of fiscal 1997, compared to 72.03% and 72.16% for the same periods last year. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. Over the course of the previous year, the Company has opened two retail banking offices in metropolitan Atlanta, one in Cherokee County to serve the Towne Lake community and one in Alpharetta, to serve the North Fulton and Forsyth County markets. In addition, a third retail banking office opened in September 1996 in Lawrenceville to serve the Gwinnett County market. The Company has also opened three loan origination branches, one in Cumming, Georgia and one in Charlotte, North Carolina, and another in Athens, Georgia.

    Salaries and employee benefits increased $963,000 or 31.61% to $4,010,000 for the second quarter of fiscal 1997 compared to $3,047,000 for the same period last year. In addition, salaries and employee benefits increased $1,813,000 or 31.53% to $7,564,000 for the first half of fiscal 1997 compared to $5,751,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $116,000 or 21.76% to $649,000 for the second quarter of fiscal 1997 compared to $533,000 for the same period last year. In addition, occupancy expense increased $300,000 or 29.07% to $1,332,000 for the first half of fiscal 1997 compared to $1,032,000 for the same period last year. Federal insurance premiums increased during the quarter due to the increase in the Company's deposit base. These premiums have been paid at a rate of 23 cents per $100 of deposits. This rate will continue through December 31, 1996, and after that time will be decreased to 6 cents per $100 of deposits.

    Miscellaneous expenses increased $482,000 or 58.78% to $1,302,000 for the second quarter of fiscal 1997 from $820,000 for the same period last year. In addition, miscellaneous expenses increased $1,009,000 or 71.16% to $2,427,000 for the first half of fiscal 1997 compared to $1,418,000 for the same period last year. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees due to the Company's expansion.

    BALANCE SHEET ANALYSIS

    Investment Securities

    During the first half of fiscal 1997, investment securities increased to $143,876,000 from $134,853,000 and $75,789,000 at March 31, 1996 and
    September 30, 1995, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

    The investment securities portfolio at September 30, 1996, was comprised of $63,820,000 of investment securities held to maturity at amortized cost compared to $55,341,000 and $56,022,000 at March 31, 1996 and September 30, 1995, respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $80,056,000 at September 30,1996 compared to $79,512,000 and $19,767,000 at March 31, 1996 and September 30, 1995, respectively. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $793,000 at September 30, 1996 versus $495,000 at March 31, 1996.

    Included in other securities at September 30, 1996 and March 31, 1996, are $3.0 million and $3.7 million, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at September 30, 1996, March 31, 1996 or September 30, 1995.

    The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

    INVESTMENT SECURITIES
    (dollars in thousands)                       Sept. 30,  March 31,  Sept. 30,
    ----------------------------------------------------------------------------
                                                   1996       1996       1995
    ----------------------------------------------------------------------------
    Investment Securities Held to Maturity:
       US Treasury and US Government Agencies     $ 38,761   $ 27,450    $24,856
       Mortgage-backed securities                    6,900      8,087      8,843
       Corporate bonds                               7,428      8,420     10,387
       Other debt securities                        10,731     11,384     11,936
    ----------------------------------------------------------------------------
     Total                                        $ 63,820   $ 55,341    $56,022
    ----------------------------------------------------------------------------
    Securities Available for Sale:
     Mortgage-backed securities                   $ 65,013   $ 67,855    $13,161
     Corporate Bonds                                 2,015      2,028          -
     Equity securities - preferred stock            13,028      9,629      6,606
    ----------------------------------------------------------------------------
     Total                                        $ 80,056   $ 79,512    $19,767
    ----------------------------------------------------------------------------
    Total Investment Securities:
     US Treasury and US Government Agencies       $ 38,761   $ 27,450    $24,856
     Mortgage-backed securities                     71,913     75,942     22,004
     Corporate bonds                                 9,443     10,488     10,387
     Other debt securities                          10,731     11,384     11,936
     Equity securities                              13,028      9,629      6,606
    ----------------------------------------------------------------------------
     Total                                        $143,876   $134,853    $75,789
    ----------------------------------------------------------------------------

    Loan Portfolio and Concentration

    Loans receivable, net, including loans held for sale, increased $35,657,000 to $436,577,000 at September 30, 1996 compared to $400,920,000 at September 30, 1995. The primary reason is due to the increase in home equity and second mortgage loans, construction, and acquisition and development loans. Loans receivable, net, including loans held for sale, at September 30, 1996, remained relatively consistent with an increase of $9,520,000 or 2.23% since March 31, 1996. While the total change was not significant, the Company's mix has shifted with increases in residential mortgage loans of $18,336,000 or 12.04%, as well as home equity and second mortgage loans of $22,450,000 or 156.58%. Decreases occurred in loans held for sale of $28,087,000 or 30.35% and leases of $9,962,000 or 26.19%.

LOAN PORTFOLIO MIX
                                                                                     % Change
                                                                                Sept. 30,1996 from
                                          Sept. 30,   March 31,   Sept. 30,   March 31,   Sept. 30,
(dollars in thousands)                      1996        1996        1995        1996        1995
---------------------------------------------------------------------------------------------------
Real Estate - construction loans
 Construction                              $158,424    $158,670    $147,963       (0.16)       7.07
 Acquisition & Development                   33,165      30,419      30,875        9.03        7.42
Real Estate - mortgage loans
 Non-Residential                             15,274      15,176      16,298         .65       (6.28)
 Residential                                170,667     152,331     160,162       12.04        6.56
 Home equity and second mortgages            36,788      14,338      11,728      156.58      213.68
 Loans held for sale                         64,465      92,552      65,572      (30.35)      (1.69)
---------------------------------------------------------------------------------------------------
Total real estate loans                     478,783     463,486     432,598        3.30       10.68
---------------------------------------------------------------------------------------------------
Other loans:
 Leases                                      28,070      38,032      38,049      (26.19)     (26.23)
 Consumer and other                           7,856       4,101       4,551       91.56       72.62
---------------------------------------------------------------------------------------------------
Total other loans                            35,926      42,133      42,600      (14.73)     (15.67)
---------------------------------------------------------------------------------------------------
Total gross loans receivable                514,709     505,619     475,198        1.80        8.31
---------------------------------------------------------------------------------------------------
Less:
 Undisbursed portion of loans
  in process                                (73,392)    (73,121)    (68,062)        .37        7.83
 Deferred loan origination fees              (1,451)     (1,409)     (2,179)       2.98      (33.41)
 Unearned income                               (276)       (384)       (481)     (28.13)     (42.62)
 Reserves for loan losses                    (3,686)     (4,176)     (3,455)     (11.73)       6.69
 Premium/(discount) on loans purchased          673         528        (101)      27.46          NA
---------------------------------------------------------------------------------------------------
Loans receivable, net*                     $436,577    $427,057    $400,920        2.23        8.89
===================================================================================================
*Includes Loans Held for Sale


    Non-Performing Assets

    Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC), and real estate acquired through the settlement of loans, decreased $824,000 or 11.10% to $7,429,000 at September 30, 1996, from $8,254,000 at March 31, 1996.
    Additionally, total problem assets decreased $1,998,000 or 21.19% since the June 30, 1996, level of $9,427,000. At September 30, 1996, the Company had non-accrual loans of $5,422,000 compared to $6,002,000 at March 31, 1996 and $7,968,000 at June 30, 1996. Interest income not recognized on these loans amounted to $294,000 during the second quarter of fiscal 1997. Approximately 51.08% of all non-accrual loans were represented by equipment leases, 32.79% by construction loans, 11.84% by mortgage loans and the balance by commercial real estate and consumer loans. In addition, at September 30, 1996, the ACC identified $592,000 of loans as potential problem loans. At March 31, 1996, the Company had $1,345,000 of loans classified as potential problems. Real estate owned increased by $508,000 or 56.0% to $1,415,000 at September 30, 1996, and, from $907,000 at March 31, 1996. Total problem assets as a percent of total assets decreased to 1.16% at September 30, 1996, from 1.35% at March 31, 1996 and from 1.52% at June 30, 1996.

    At September 30, 1996, there were 18 construction loans on non-accrual. Seven or $1,124,000 of these loans were to a single borrower in the Jacksonville, Florida, market area. Of the remaining construction loans, ten or $584,000 were in Aiken, South Carolina, and one or $70,000 was located in the Augusta market area. In addition, at September 30, 1996, three lease relationships were on non-accrual. The Company has total lease exposure of $1,866,000 to one company who is the lessee on one lease for $54,000 and lessor on seven leases totalling $1,812,000. This company has filed for bankruptcy protection and the eight leases are a part of the bankruptcy proceedings. The remaining two relationships represent $903,000 and $1,300. At September 30, 1996, potential problem loans represented two construction loans or $211,000 and two equipment leases or $381,000.

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


NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS
                                                      Sept. 30,   June 30,   March 31, 1996   Sept. 30,
(dollars in thousands)                                  1996       1996                         1995
-----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate-construction                  $1,778     $3,065           $1,658     $   114
Residential real estate-mortgage                         642      1,018              502         549
Commercial real estate                                   193        128              421           -
Commercial lease                                       2,770      3,751            3,421          10
Installment                                               39          6                -          20
-----------------------------------------------------------------------------------------------------------------------------
Total non-accrual                                      5,422      7,968            6,002         693
-----------------------------------------------------------------------------------------------------------------------------
Potential problem loans                                  592        432            1,345         546
Loans contractually delinquent  90
   days which still accrue interest
Troubled debt restructurings                               -          -                -           -
                                                           -          -                -           -
-----------------------------------------------------------------------------------------------------------------------------
Total non-accrual and problem loans                   $6,014     $8,400           $7,347     $ 1,239
-----------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                 1,415      1,027              907         541
-----------------------------------------------------------------------------------------------------------------------------
Total problem assets                                  $7,429     $9,427           $8,254     $ 1,781
-----------------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                       1.16%      1.52%            1.35%        .34%
-----------------------------------------------------------------------------------------------------------------------------
Total problem assets/Net loans plus
     reserves                                           1.98%      2.79%            2.44%        .53%
-----------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses/Total
     problem assets                                    49.62%     39.55%           50.59%     193.99%
-----------------------------------------------------------------------------------------------------------------------------

    Loan Impairment

    At September 30, 1996, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, decreased $757,000 or 21.47% to $2,769,000 from $3,526,000 at March
    31, 1996. The Company had no impaired loans, as defined by SFAS Nos. 114 and 118, at September 30, 1995. At September 30, 1996, all impaired loans were on a non-accrual basis. At September 30, 1996, the valuation allowance related to these impaired loans was $1,213,000 compared to $1,153,000 at March 31, 1996. At September 30, 1996, and March 31, 1996, all impaired loans had a related loan loss reserve. During the quarter and six months ended September 30, 1996, the Company charged-off $987,000 and $1,946,000 against loss reserves relating to impaired leases, respectively. For the quarter and six months ended September 30, 1996, the average recorded investment in impaired loans was $2,771,000 and $2,772,000, respectively. The Company recognized interest income on impaired loans of $52,000 for the second quarter and first half of fiscal 1997 of which all remains uncollected.

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

    Reserve for Loan Losses

    The Company set aside $924,000 of additional reserves for possible loan losses during the second quarter of fiscal 1997 while $54,000 of additional reserves were set aside for the same period last year. In addition, the Company provided $1,448,000 of additional reserves for loan losses during the first half of fiscal 1997 compared to $54,000 for the same period last year. During the second quarter and first half of fiscal 1997, the Company charged-off $989,000 and $1,955,000, respectively, therefore, loan loss reserves totaled $3,686,000 at September 30, 1996. At September 30, 1996, reserves represented .98% of loans receivable, net, remaining stable from 1.03% at September 30, 1995. Loan loss reserves to total problem assets remained consistent at 49.62% at September 30, 1996 from 50.59% at March 31, 1996. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following table summarizes activity in the reserve for loan losses for the periods indicated.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
(dollars in thousands)
                                                       Three Months Ended     Six Months Ended
                                                            Sept. 30,             Sept. 30,
-----------------------------------------------------------------------------------------------
                                                        1996       1995       1996       1995
Reserve for loan losses, beginning of period          $  3,728   $  3,388   $  4,176   $  3,362
   Charge-offs:
   Real estate - construction                                -          -          -          -
   Real estate - mortgage                                   30          9         77         13
   Consumer                                                  1          -          1          -
   Commercial leases                                       958          -      1,917          4
-----------------------------------------------------------------------------------------------
 Total charge-offs                                         989          9      1,955         17
 Recoveries                                                 23         22         57         56
-----------------------------------------------------------------------------------------------
 Net charge-offs                                           966        (13)     1,938        (39)
 Provision for loan losses                                 924         54      1,448         54
-----------------------------------------------------------------------------------------------
 Reserve for loan losses, end of period               $  3,686   $  3,455   $  3,686   $  3,455
-----------------------------------------------------------------------------------------------
 Loan receivable, net                                 $376,370   $335,348   $376,370   $335,348
-----------------------------------------------------------------------------------------------
 Ratio of net charge-offs to loans receivable, net       .2567%   (.0039)%     .5149%   (.0116)%
-----------------------------------------------------------------------------------------------
 Reserves to loans receivable, net                        0.98%      1.03%      0.98%      1.03%
-----------------------------------------------------------------------------------------------


    Real Estate Held for Development and Sale

    The Company's investment in real estate held for development and sale increased $7,789,000 or 117.7% since September 30, 1995. The Company currently has four real estate projects under development in the Atlanta market.

    Deposits

    Deposits are the Company's primary funding source. During the first half of fiscal 1997, total deposits increased $64,314,000 or 18.48% to $412,412,000 from $348,098,000 at March 31, 1996. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its eleven branches in Atlanta. The growth in deposits was primarily in certificates of deposit with maturities of one year or less which grew 36.2% to $238,309,000 at September 30, 1996 from $174,908,000 at March 31, 1996.
    Demand deposits including NOW accounts, passbook accounts and money market accounts were 20.0% of the Company's deposits at September 30, 1996. The weighted average interest rate on deposits remained relatively stable at 5.11% at September 30, 1996 and 5.08% and 5.18% at March 31, 1996 and
    September 30, 1995, respectively.

    For the periods indicated, deposits are summarized by type and remaining term as follows (dollars in thousands):

DEPOSIT MIX
                                                                                      Weighted Average
                                                                                      Interest Rate at
                                                                               ---------------------------------
                                              SEPT. 30,  March 31,  Sept. 30,  Sept. 30,   March 31,   Sept. 30,
                                                1996       1996       1995        1996        1996        1995
----------------------------------------------------------------------------------------------------------------

Demand deposits:
 NOW accounts                                 $ 33,902   $ 33,603   $ 29,436       1.67%       1.74%       1.72%
 Money market accounts                           8,089      8,418      9,343       2.49%       2.50%       2.49%
 Passbook accounts                              40,454     42,845     41,311       2.53%       2.53%       2.53%
                                            ---------------------------------
                                                82,445     84,866     80,090       2.07%       2.21%       2.15%
                                            ---------------------------------

Time deposits:
 Maturity one year or less                     238,309    174,908    163,739
 Maturity greater than one year through
   two years                                    25,604     26,268     21,727
 Maturity greater than two years
   through three years                          14,985     14,867     15,991
 Maturity greater than three years              51,069     47,189     46,113
                                            ---------------------------------
                                               329,967    263,232    247,570       5.86%       6.00%       6.15%
                                            ---------------------------------
   Total deposits                             $412,412   $348,098   $327,660       5.11%       5.08%       5.18%
                                            ---------------------------------

For the periods indicated, interest expense on deposits is summarized as follows (dollars in thousands):


                                            Three Months Ended      |     Six Months Ended
                                                 Sept. 30,          |         Sept. 30,
                                              1996       1995       |     1996        1995
                                          --------------------------|-----------------------
      NOW accounts                         $    135   $    121      |    $  269      $  243
      Money market accounts                      50         60      |        99         123
      Passbook accounts                         260        265      |       520         533
      Time Deposits                           4,658      3,725      |     8,965       7,054
                                          --------------------------|-----------------------
                                           $  5,103   $  4,171      |    $9,853      $7,953
                                          --------------------------------------------------


    Federal Home Loan Bank Advances

    The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At September 30, 1996, advances and other borrowings were $146,090,000 down from $173,060,000 at March 31, 1996. For the second quarter of fiscal 1997, the weighted average interest rate on these borrowings decreased to 5.66% down from 5.70% and 6.16% for the quarters ended March 31, 1996 and September 30, 1995, respectively.

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

    Under current regulations, the Company is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Company has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At September 30, 1996, the Company's liquidity ratio was 6.4%.

    The Company, through PrimeEagle Mortgage, originates first mortgage loans which generally are sold to investors. During the six month period, permanent mortgage loan originations increased by 34.4% to approximately $284,000,000 compared to $211,000,000 for the same period last year. At September 30, 1996, the Company had outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, of approximately $22,000,000 compared to $22,300,000 at September 30, 1995. Commitments to sell mortgage loans increased to approximately $37,600,000 at September 30, 1996 from $44,300,000 at September 30, 1995.

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


      REGULATORY CAPITAL
                                 Regulatory         Required        Excess
      (dollars in thousands)       Capital      %    Capital    %    Capital   %
      --------------------------------------------------------------------------
      September 30, 1996
           Tangible Capital         $47,726   7.6    $ 9,410  1.5   $38,316  6.1
           Core Capital             $47,726   7.6    $18,819  3.0   $28,907  4.6
           Risk-based Capital       $51,204  13.3    $30,856  8.0   $20,348  5.3
      --------------------------------------------------------------------------
      March 31, 1996
           Tangible Capital         $53,615   8.9    $ 9,057  1.5   $44,558  7.4
           Core Capital             $53,615   8.9    $18,115  3.0   $33,500  5.9
           Risk-based Capital       $56,783  15.8    $28,842  8.0   $27,941  7.8
      --------------------------------------------------------------------------
      September 30, 1995
           Tangible Capital         $31,671   6.1    $ 7,818  1.5   $23,853  4.6
           Core Capital             $31,671   6.1    $15,648  3.0   $16,064  3.1
           Risk-based Capital       $35,094   9.1    $30,707  8.0   $ 4,387  1.1
      --------------------------------------------------------------------------


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

                None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

                None

    ITEM 5.  OTHER INFORMATION
             -----------------

                    On October 3, 1996, the employment contract of Richard B.
                Inman, Jr., President of Tucker Federal Bank, was extended until March 31, 1997, under substantially the same terms and conditions as Mr. Inman's 1993 Employment Agreement.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

                Reports on Form 8-K
                None

                            SIGNATURES


      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EAGLE BANCSHARES, INC.
                                              (Registrant)


    Date:  November 14, 1996       /s/ Conrad J. Sechler, Jr.
                                   --------------------------------------
                                   Conrad J. Sechler, Jr.
                                   Chairman of the Board, President and
                                   Principal Executive Officer



      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



    Date:  November 14, 1996       /s/Richard B. Inman, Jr.
                                   --------------------------------------
                                   Richard B. Inman, Jr.
                                   Director, Secretary and Treasurer





    Date:  November 14, 1996       /s/ Conrad J. Sechler, Jr.
                                   --------------------------------------
                                   Conrad J. Sechler, Jr.
                                   Chairman of the Board and President



    Date:  November 14, 1996       /s/ LuAnn Durden
                                   ----------------
                                   LuAnn Durden
                                   Chief Financial Officer