Form 10-Q
period 1996-12-31
EAGLE BANCSHARES INC
filed 1997-02-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 For the period ended December 31, 1996.
                                                   -----------------

                                                         OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ......to ............
Commission file number 0-14379
                       -------

                             EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
          Georgia                                58-1640222
    ----------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

             4305 Lynburn Drive, Tucker, Georgia             30084-4441
             ------------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (404) 908-6690
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
          --------------------------------------------------------------
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
                            THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No       NOT APPLICABLE
                         ---     ---
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                  Outstanding at January 31, 1997
            -----                  -------------------------------
     Common Stock, $1.00 Par Value           4,552,200 shares

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1996
                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                               Number
PART I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Income-
                   Three and Nine months ended December 31, 1996 and 1995                                          3

                   Consolidated Statements of Financial Condition at
                   December 31, 1996 and March 31, 1996                                                            4

                   Consolidated Statements of Cash Flows -
                   Nine months ended December 31, 1996 and 1995                                                    5

                   Notes to Consolidated Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.           Other Information

                   Item 1.  Legal Proceedings                                                                     22

                   Item 2.  Changes in Securities                                                                 22

                   Item 3.  Defaults upon Senior Securities                                                       22

                   Item 4.  Submission of Matters to a Vote of Security Holders                                   22

                   Item 5.  Other Information                                                                     22

                   Item 6.  Exhibits and Reports on Form 8-K                                                      22

                   Signatures                                                                                     23

EAGLE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended         Nine Months Ended
(Unaudited)                                                               December 31,              December 31,
(in thousands except per share data)                                    1996          1995        1996        1995
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                     $ 10,850    $  9,366  $ 31,121    $ 26,832
   Interest on  mortgage-backed securities                                  1,324         431     4,058       1,289
   Interest on investment securities and other interest earning assets      1,461       1,136     4,136       3,442
--------------------------------------------------------------------------------------------------------------------
          Total interest income                                            13,635      10,933    39,315      31,563
--------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                     5,343       4,336    15,196      12,289
   Interest on borrowings                                                   2,188       1,920     6,268       5,703
--------------------------------------------------------------------------------------------------------------------
          Total interest expense                                            7,531       6,256    21,464      17,992
--------------------------------------------------------------------------------------------------------------------

   Net interest income                                                      6,104       4,677    17,851      13,571
PROVISION FOR LOAN LOSSES                                                     327         309     1,775         363
--------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                      5,777       4,368    16,076      13,208
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
   Mortgage production fees                                                 1,784       2,413     5,444       4,964
   Service charges                                                            297         206       783         558
   Gain on sale of loans                                                       --          --        25          81
   (Loss)/gain on investment securities held for sale                         (61)         --       (61)         --
   Gain on sale of real estate held for development and sale                  197          67       911         412
   Miscellaneous                                                              451         295     1,288       1,048
--------------------------------------------------------------------------------------------------------------------
          Total other income                                                2,668       2,981     8,390       7,063
--------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
   Salaries and employee benefits                                           3,503       3,266    11,067       9,017
   Net occupancy expense                                                      762         578     2,094       1,610
   Federal insurance premium                                                  238         188       653         517
   Marketing expense                                                          377         115       820         344
   Data processing                                                            336         260       910         865
   Miscellaneous                                                            1,539         915     3,966       2,333
   SAIF assessment                                                             --          --     1,946          --
--------------------------------------------------------------------------------------------------------------------
          Total other expenses                                              6,755       5,322    21,456      14,686
--------------------------------------------------------------------------------------------------------------------

   Income before income taxes                                               1,690       2,027     3,010       5,585
INCOME TAX EXPENSE                                                            472         594       627       1,825
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $  1,218    $  1,433  $  2,383    $  3,760
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                       $   0.27    $   0.45  $   0.52    $   1.18
--------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)                                                          DECEMBER 31,    March 31,
(in thousands except per share data)                                     1996         1996
---------------------------------------------------------------------------------------------
ASSETS:
Cash and amounts due from banks                                       $   8,040    $   7,477
Interest-bearing deposits                                                   447          339
Securities available for sale                                            78,794       79,512
Investment securities held to maturity                                   60,407       55,341
Loans held for sale                                                      58,511       92,552
Loans receivable, net                                                   397,749      334,505
Stock in Federal Home Loan Bank, at cost                                  8,026        8,565
Premises and equipment, net                                              14,842       11,033
Real estate held for development and sale                                26,785       12,962
Real estate acquired in settlement of loans, net                          1,642          907
Accrued interest receivable                                               4,804        4,124
Deferred income taxes                                                       725          597
Other assets                                                              5,394        3,598
---------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                        $ 666,166    $ 611,512
---------------------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                              $ 415,105    $ 348,098
Advance payments by borrowers for property taxes and insurance            1,199        1,511
Federal Home Loan Bank advances and other borrowings                    167,513      173,060
Drafts outstanding                                                       16,831       24,423
Accrued expenses and other liabilities                                    7,519        7,245
---------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                   $ 608,167    $ 554,337
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 10,000,000 shares authorized,
  4,854,000 shares issued at December 31, and March 31, 1996              4,854        4,854
Additional paid-in capital                                               28,331       28,331
Retained earnings                                                        27,029       26,696
Net unrealized (loss) gain on securities available for sale, net of        (104)        (495)
taxes                                                                    (1,000)      (1,000)
Employee Stock Ownership Plan note payable                                  (35)        (135)
Unamortized restricted stock                                             (1,076)      (1,076)
Treasury stock, 301,800 shares at cost
---------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                             57,999       57,175
---------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 666,166    $ 611,512
---------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

Nine Months ended December 31,                                                       1996          1995
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   2,383     $   3,760
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                         1,078           899
   Provision for loan losses                                                        1,775           363
   Provision for losses on real estate owned                                           45            --
   Loss (gain) on sale of real estate acquired in settlement of loans                  23           (51)
   Gain on sale of real estate held for development and sale                         (911)         (412)
   Gain on sale of loans                                                              (25)          (81)
   Loss (gain) on sale of investment securities available for sale                     61            --
   Amortization of restricted stock award                                             100           119
   Amortization of deferred loan fees                                              (1,676)       (1,315)
   Proceeds from sale of loans held for sale                                      430,098       335,557
   Originations of loans held for sale                                           (396,057)     (358,229)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                              (680)         (909)
     Decrease (increase) in other assets                                           (1,827)       (1,418)
     Increase (decrease) in drafts outstanding                                     (7,592)        6,402
     Increase (decrease) in accrued expense and other liabilities                    (410)        1,182
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                         26,385       (14,133)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of investment securities available for sale             940           464
     Proceeds from maturities of investment securities held to maturity            10,300            --
     Proceeds from calls of investment securities held to maturity                  3,000            --
     Purchases of investment securities available for sale                         (3,500)      (47,583)
     Purchases of investment securities held to maturity                          (20,588)           --
     Principal payments received on investments available for sale                  3,551         1,770
     Principal payments received on investments held to maturity                    2,281         2,198
     Loan originations, net of repayments                                         (46,708)      (10,602)
     Purchases of loans receivable                                                (18,022)       (1,705)
     Proceeds from sale of real estate acquired in settlement of  loans               516           405
     Purchases of FHLB stock                                                       (3,938)       (2,416)
     Redemption of FHLB stock                                                       4,477           420
     Purchases of premises and equipment, net                                      (4,676)       (2,910)
     Additions to real estate held for development and sale, net                  (16,188)       (4,863)
     Proceeds from sale of real estate held for development and sale                3,059            --
-----------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                      $ (85,496)    $ (64,822)
-----------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)
(in thousands)
Nine Months ended December 31,                                                       1996          1995
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                   $  64,170     $  48,359
  Net change in demand deposit accounts                                             2,837        (2,386)
  Repayment of FHLB advances and other borrowings                                (216,182)     (187,864)
  Proceeds from FHLB advances and other borrowings                                210,635       232,800
  Dividends paid                                                                   (1,366)       (1,182)
  Principal reduction of ESOP debt                                                     --            11
  Proceeds from exercise of stock options                                              --           182
  Increase (decrease) in advance payments from borrowings for
    property taxes and insurance                                                     (312)         (990)
--------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                             59,782        88,930
--------------------------------------------------------------------------------------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               671         9,975
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      7,816         6,358
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   8,487     $  16,333
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
--------------------------------------------------------------------------------------------------------
   Interest                                                                     $  14,750     $  11,763
--------------------------------------------------------------------------------------------------------
   Income Taxes                                                                 $   1,214     $     932
--------------------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------------------------------------------
   Acquisition of real estate in settlement on loans                            $   1,271     $     280
--------------------------------------------------------------------------------------------------------
   Loans made to finance real estate acquired in settlement of loans            $     522     $     340
--------------------------------------------------------------------------------------------------------
   Transfer of investment securities from held to maturity to
     to available for sale                                                      $       -     $   1,977
--------------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
December 31, 1996

A.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1996, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

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

Pursuant to the Act, on October 8, 1996, the Board of Directors of the FDIC imposed a special assessment on SAIF assessable deposits of each insured depository institution such as Tucker Federal in an amount that will cause the SAIF fund to reach a designated reserve ratio. The assessment rate applicable to Tucker Federal was 65.7 cents per $100 of SAIF insured deposits as of March 31, 1995, which resulted in a one-time assessment in the amount of approximately $1,946,000 payable on November 27, 1996. The Act also provides for the establishment of a new deposit insurance premium rate on SAIF insured deposits of 6.0 cents per $100 which is significantly lower than Tucker Federal's current premium rate of 23 cents per $100.

The Act also addresses funding of interest payments on FICO bonds. The legislation would require interest payments on FICO bonds to be shared by BIF insured institutions with respect to its BIF assessable deposits at a rate equal to 20% of the rate of assessments imposed upon depository institutions with SAIF assessable deposits. The Act also contains a provision effective on the date of enactment of the Act and extending through December 31, 1999, requiring the Controller of the Currency, the Board of Directors of the FDIC, the Board of Governors of the Federal Reserve System and the Director of the OTS to take appropriate action (including enforcement action), denial of applications or imposition of entrance and exit fees in order to prevent insured depository institutions and depository institutions holding companies from facilitating or encouraging shifting of deposits from SAIF assessable deposits to BIF assessable deposits for the purpose of abating the assessments imposed.

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

D. Recent Developments

On August 13, 1996 Eagle Bancshares, Inc. ("Eagle") and Southern Crescent Financial Corp signed a definitive agreement pursuant to which Eagle will acquire Southern Crescent Financial Corp and its wholly owned subsidiary, Southern Crescent Bank. Eagle is the holding company for Tucker Federal Bank, the second largest independent financial institution headquartered in metropolitan Atlanta.

A special meeting of Eagle Bancshares' stockholders was held at 2:00 p.m. local time on Monday, December 30, 1996 at Tucker Federal Bank Training Center, 4323 B Main Street, Tucker, Georgia. A special meeting of Southern Crescent's stockholders was held at 4:30 p.m. local time on Monday, December 30, 1996, at the headquarters of Southern Crescent Financial Corp, 1585b Southlake Parkway, Morrow, Georgia. At the special meetings both the shareholders' of Eagle Bancshares and Southern Crescent Financial Corp stock approved the adoption of the merger agreement and the transactions contemplated thereby.

The acquisition of Southern Crescent will increase Eagle's total assets to approximately $808 million and will strengthen Eagle's presence in the fast growing, south metropolitan Atlanta market. The merger, which will be accounted for as a pooling of interest, is expected to be completed during the first quarter of 1997 and is subject to regulatory approval and certain other conditions. The net value of the transaction is expected to be $18 million. Shareholders of Southern Crescent Financial Corp will receive Eagle Bancshares' common stock equal to $19.177 per share provided the average market value of Eagle stock is between $14.50 and $16.50 per share during a 30-day trading period prior to closing. If the average market value of Eagle stock is less than $14.50 per share, Southern Crescent shareholders will receive 1.323 shares of Eagle stock for each share of Southern Crescent. If the average market value of Eagle stock is more than $16.50 per share, Southern Crescent shareholders will receive 1.162 shares of Eagle stock. Eagle, at its option, may terminate the transaction in the event the average market value of Eagle stock is more than $17.50. Southern Crescent, at its option, may terminate the transaction if the average market value of Eagle stock is less than $14.00 per share.

Southern Crescent Bank, headquartered in Morrow, Georgia, operates commercial banking facilities in Morrow, Union City and Palmetto, Georgia. Southern Crescent Bank has received regulatory approval to open additional branches in Jonesboro and McDonough, Georgia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's net income for the three and nine month period ended December 31, 1996, was $1,218,000 or $.27 per share and $2,383,000 or $.52 per share, respectively. This compares to net income for the three and nine month period ended December 31, 1995, of $1,433,000 or $.45 per share and $3,760,000 or $1.18 per share, respectively. The decline in the Company's quarterly earnings is attributable to a 10.50% decrease in other income coupled with a 26.92% increase in other expense. The decline in earnings for the nine month comparative periods is attributable to the $1,946,000 SAIF Assessment signed into law effective September 1996. The effect of the assessment on earnings after tax was $1,191,000 or $.26 per share. Further discussion in this quarterly report will focus on the Company's performance after removing the effect of the SAIF Assessment.

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)

                                                                          % Change
                                              Quarter Ended               Dec. 1996 to
                                     Dec. 31,   Sept. 30,  Dec. 31,    Sept. 30,  Dec. 31,
For the quarter:                       1996      1996(1)    1995        1996(1)     1995
                                    -------------------------------------------------------
Net income                          $  1,218   $  1,057   $  1,433      15.27      (15.00)
Per common share:
  Net income                             .27        .23        .45      15.27      (40.00)
  Dividends declared                     .15        .15        .13         --       15.38
  Book value per share                 12.74      12.62      11.91        .95        6.97
Average common shares outstanding      4,552      4,552      3,209         --       41.85

Profitability ratios: (%)
  Return on average assets               .75        .68       1.11       1.10      (32.43)
  Return on average equity              8.43       7.38      15.77       1.14      (46.54)
  Efficiency ratio                     77.01      73.87      69.50       4.25      (10.81)
  Net interest margin                   4.19       4.20       3.96       (.24)      (5.81)
  Equity to assets                      8.71       8.94       6.65      (2.57)     (30.97)

At quarter end:
  Loans held for sale               $ 58,511   $ 64,465   $ 63,973      (9.24)      (8.52)
  Loans receivable, net              397,749    372,112    316,585       6.89       25.64
  Reserve for loan losses              3,863      3,686      3,752       4.80        2.96
  Assets                             666,166    642,136    558,315       3.74       19.32
  Deposits                           415,105    412,412    332,288        .65       24.92
  FHLB advances                      167,513    146,090    164,889      14.66        1.59
  Stockholders' equity                57,999     57,438     37,131        .98       56.20


                                         Nine Months Ended
                                             Dec. 31,
                                         1996(1)     1995      % Change
                                         -------    -------    --------
For the nine months:
  Net Income                          $   3,574   $   3,760       (4.95)
Per common share:
  Net Income                                .79        1.18      (33.05)
  Dividends declared                        .45         .38       18.42
  Average common shares outstanding       4,552       3,176       43.32

Profitability ratios:(%)
  Return on average assets                  .76        1.01      (24.75)
  Return on average equity                 8.28       14.18      (41.61)
  Efficiency ratio                        74.35       71.17       (4.47)
  Net interest margin                      4.19        3.98        5.28

(1) The after tax effect of the $1,946,000 SAIF Assessment or $1,191,000 (.26 per share) has been excluded from these calculations for comparability purposes.

Overview

Net income for the third quarter of fiscal 1997 was $1,218,000 compared with $1,433,000 in the third quarter of fiscal 1996, a decrease of 15.0%. Third quarter results declined due to a decrease in other income of $313,000 and an increase in other expense of $1,433,000. Per share earnings for the third quarter of fiscal 1997 were $.27 per share, compared with $.45 per share in the third quarter of fiscal 1996, a 40.00% decrease. Earnings per share decreased due to the increase in the number of shares outstanding resulting from the Company's secondary offering of 1,300,000 new shares of common stock on February 15, 1996.

Net income for the nine months of fiscal 1997 was $2,383,000 or $.79 per share compared to $3,760,000 or $1.18 per share for the same period of fiscal 1996. The decline is primarily attributable to an increase in the provision for loan losses.

Return on average assets (ROA) was .75% and .79% in the third quarter and nine months of fiscal 1997, respectively, compared with 1.11% and 1.01%, respectively, in the same periods of fiscal 1996. ROA decreased due to the Company's rapid asset growth. Return on average equity (ROE) was 8.43% and 8.28% in the third quarter and nine months of fiscal 1997, respectively, compared with 15.77% and 14.18% in the same periods of fiscal 1996. ROE declined due to the issuance of $21.5 million of additional capital in connection with the secondary offering.

Net interest income was $6,104,000 and $17,851,000 for the third quarter and nine months of fiscal 1997, respectively compared with $4,677,000 and $13,571,000 for the same periods of fiscal 1996. The Company's net interest margin for the third quarter of 1997 remained stabled compared to the prior quarter at 4.19%, compared with 3.96% for the same quarter last year. The increase in net interest income is primarily due to the growth in interest earning assets.

The provision for loan losses was $327,000 and $1,775,000 for the third quarter and nine months of fiscal 1997, respectively compared with $309,000 and $363,000 for the same periods of fiscal 1996. The increase in the provision is due to the increase in the Company's non-performing assets and potential problem loans. Non-performing assets and potential problem loans as a percent of total assets has consistently declined since June 1996 and were 1.06%, 1.16%, 1.52% and 1.35% at December 31, 1996, September 30, 1996, June 30, 1996 and March 31, 1996, respectively.

Non-interest income was $2,668,000 and $8,390,000 for the third quarter and nine months of fiscal year 1997, respectively compared with $2,981,000 and $7,063,000 for the same periods of fiscal 1996. This represents a 10.50% decrease from the prior year third quarter and an 18.79% increase over the prior year third quarter and nine months, respectively. The primary reason was due to an increase in mortgage production fees and gains on the sale of real estate held for development and sale.

Non-interest expense was $6,755,000 and $19,510,000 (without consideration of the SAIF assessment) for the third quarter and nine months of fiscal 1997, respectively, compared with $5,322,000 and $14,686,000 for the same periods of fiscal 1996. This represents a 26.93% and 32.85% increase over the prior year third quarter and nine months, respectively. The primary reason was due to increases in personnel costs and miscellaneous expense.


EARNINGS ANALYSIS

Net Interest Income - Quarterly Analysis

Net interest income increased by $1,427,000 or 30.51% to $6,104,000 in the third quarter of fiscal 1997 from $4,677,000 for the same quarter last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) improved 31 basis points to 394 basis points from 363 basis points in the same period last year. The primary reason for the improvement was the decrease in the cost of interest bearing liabilities. Yield on interest earning assets remained stable at 9.22% during the current quarter compared to 9.19% for the same period last year. The cost of interest bearing liabilities declined 23 basis points to 5.28% from 5.51%.

Interest income received on loans increased $1,484,000 or 15.84% to $10,850,000 for the third quarter of fiscal 1997 from $9,366,000 million in fiscal 1996. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential mortgage loans and home equity and second mortgage loans. The yield on the loan portfolio improved 21 basis points to 9.72% for the quarter compared to 9.51% in the same quarter last year. Interest received on mortgage backed securities increased $893,000 or 207.19% to $1,324,000 million for the third quarter of fiscal 1997 from $431,000 in the third quarter of fiscal 1996. This increase is primarily due to purchases of mortgage backed securities for the available for sale portfolio. Interest received on securities increased $325,000 or 28.61% to $1,461,000 in fiscal 1997 from $1,136,000 in the prior period.

Interest expense increased $1,275,000 or 20.38% to $7,531,000 for the third quarter of fiscal 1997 from $6,256,000 in the third quarter of fiscal 1996. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $1,007,000 or 23.22% to $5,343,000 from $4,336,000 in the same period in the prior year. The cost of deposits decreased 12 basis points to 5.16% during the quarter from 5.28% in the prior period. Interest expense on FHLB advances and other borrowings also increased $268,000 or 13.96% to $2,188,000 for the third quarter of fiscal 1997 from $1,920,000 in the third quarter of fiscal 1996. The Bank's cost of FHLB advances decreased 51 basis points to 5.61% from 6.12% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Net Interest Income - Nine Month Analysis

Net interest income increased by $4,280,000 or 31.54% to $17,851,000 during the nine months of fiscal 1997 from $13,571,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) improved 20 basis points to 388 basis points from 368 basis points in the same period last year. The primary reason for the improvement was the decrease in the cost of interest bearing liabilities. Yield on interest earning assets declined 6 basis points to 9.11% from 9.17% while the cost of interest bearing liabilities declined 26 basis points to 5.23% from 5.49%.

Interest income received on loans increased $4,289,000 or 15.98% to $31,121,000 for the nine months of fiscal 1997 from $26,832,000 in fiscal 1996. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family loans held for sale. The yield on the loan portfolio improved 13 basis points to 9.61% for the nine months of fiscal 1997 compared to 9.48% in the same period last year. Interest received on mortgage backed securities increased $2,769,000 or 214.82% to $4,058,000 for the nine months of fiscal 1997 from $1,289,000 in the nine months of fiscal 1996. This increase is primarily due to purchases of mortgage backed securities for the available for sale portfolio. Interest received on securities increased $694,000 or 20.16% to $4,136,000 in fiscal 1997 from $3,442,000 in the prior period.

Interest expense increased $3,472,000 or 19.30% to $21,464,000 for the nine months of fiscal 1997 from $17,992,000 in the same period of fiscal 1996. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $2,907,000 or 23.66% to $15,196,000 from $12,289,000 in the same period in the prior year. The cost of deposits decreased 8 basis points to 5.13% during the period from 5.21% in the prior period. Interest expense on FHLB advances and other borrowings also increased $565,000 or 9.91% to $6,268,000 for the nine months of fiscal 1997 from $5,703,000 in the same period of fiscal 1996. The Bank's cost of FHLB advances decreased 72 basis points to 5.49% from 6.21% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Interest Rate Sensitivity
Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin increased to 4.19% for both the third quarter and nine months of fiscal 1997 from 3.96% and 3.98% for the third quarter and nine months of fiscal 1996. The following average balance sheets present the individual components of net interest income and expense, net interest spread and net interest margin.

The increase in the net interest margin in the third quarter and nine months of fiscal 1997 was primarily attributable to the decrease in the cost of interest bearing liabilities. The yield earned on average loans during the third quarter and nine months of fiscal 1997 increased to 9.72% and 9.61% respectively, compared to 9.51% and 9.48% for the corresponding periods in the prior year. This is attributable to the Company's ability to expand its loan portfolio through originations of residential mortgage loans, home equity and second mortgage loans, as well as construction loans and to a lesser extent consumer loans. In addition, the costs of deposits decreased due to the lower interest rate environment. The Company also relies on borrowing from the FHLB to fund asset growth and the cost of FHLB advances decreased during the third quarter and nine months to 5.61% and 5.49% respectively, compared to 6.12% and 6.21% for the corresponding periods in the prior year.

The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters and nine months ended December 31, 1996 and 1995:

AVERAGE BALANCE SHEET

Three months ended December 31,                                1996                            1995
                                                  AVERAGE                YIELD/   Average                 Yield/
(dollars in thousands)                            BALANCE     INTEREST    COST    Balance    Interest     Cost
--------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------
Loans*                                            $446,667    $ 10,850    9.72%   $394,008    $  9,366    9.51%
Mortgage-backed securities                          71,188       1,324    7.44%     23,329         431    7.39%
FHLB stock                                           8,007         146    7.29%      6,802         124    7.29%
Taxable investments                                 26,469         520    7.86%     33,134         558    6.74%
Tax-exempt investment securities                    44,820         940    8.39%     20,558         506    9.85%
Interest earning deposits and Federal funds          1,425          19    5.33%      1,364          20    5.87%
--------------------------------------------------------------------------------------------------------------
Total interest earning assets                      598,576      13,799    9.22%    479,195      11,005    9.19%
Non-interest earning assets                         51,257                          35,998
--------------------------------------------------------------------------------------------------------------
Total assets                                      $649,833                        $515,192
--------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------
Passbook accounts                                 $ 40,743         257    2.52%   $ 41,346  $      260    2.52%
NOW                                                 34,280         136    1.59%     29,110         125    1.72%
Money market                                         8,928          49    2.20%     10,370          57    2.20%
Certificates of deposit                            330,473       4,901    5.93%    247,671       3,894    6.29%
--------------------------------------------------------------------------------------------------------------
Total deposits                                     414,424       5,343    5.16%    328,497       4,336    5.28%
Advances                                           155,963       2,188    5.61%    125,447       1,920    6.12%
--------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 570,387       7,531    5.28%    453,945       6,256    5.51%
Non-interest bearing liabilities                    21,651                          24,901
Stockholders' equity                                57,795                          36,347
--------------------------------------------------------------------------------------------------------------
Total liabilities and equity                      $649,833                        $515,192
--------------------------------------------------------------------------------------------------------------
Net interest rate spread                                      $  6,268    3.94%               $  4,749    3.63%
Taxable-equivalent adjustment                                     (164)                            (72)
--------------------------------------------------------------------------------------------------------------
Net interest income, actual                                   $  6,104                        $  4,677
Net interest earning assets/net interest margin   $ 28,188                4.19%   $ 25,250                3.96%
Interest earning assets as a percentage of
  interest bearing liabilities                      104.94%                         105.56%
--------------------------------------------------------------------------------------------------------------

*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

AVERAGE BALANCE SHEET

Nine months ended December 31,                                  1996                          1995
                                                  AVERAGE                YIELD/    Average               Yield/
(dollars in thousands)                            BALANCE     INTEREST   COST     Balance    Interest     Cost
--------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------
Loans*                                            $432,004    $ 31,121    9.61%   $377,498    $ 26,832    9.48%
Mortgage-backed securities                          72,996       4,058    7.41%     23,198       1,289    7.41%
FHLB stock                                           7,959         433    7.25%      6,543         357    7.28%
Taxable investments                                 27,093       1,567    7.71%     33,350       1,860    7.44%
Tax-exempt investment securities                    40,410       2,498    8.24%     20,470       1,396    9.09%
Interest earning deposits and Federal funds          1,420          63    5.92%      1,194          53    5.92%
--------------------------------------------------------------------------------------------------------------
Total interest earning assets                      581,882      39,740    9.11%    462,251      31,787    9.17%
Non-interest earning assets                         46,217                          32,924
--------------------------------------------------------------------------------------------------------------
Total assets                                      $628,099                        $495,175
--------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------
Passbook accounts                                 $ 41,572    $    777    2.49%   $ 42,157    $    793    2.51%
NOW                                                 33,879         405    1.59%     28,343         368    1.73%
Money market                                         8,996         148    2.19%     22,175         180    1.08%
Certificates of deposit                            310,474      13,866    5.95%    221,823      10,948    6.58%
--------------------------------------------------------------------------------------------------------------
Total deposits                                     394,921      15,196    5.13%    314,498      12,289    5.21%
Advances                                           152,358       6,268    5.49%    122,539       5,703    6.21%
--------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 547,279      21,464    5.23%    437,037      17,992    5.49%
Non-interest bearing liabilities                    23,262                          22,790
Stockholders' equity                                57,559                          35,348
--------------------------------------------------------------------------------------------------------------
Total liabilities and equity                      $628,099                        $495,175
--------------------------------------------------------------------------------------------------------------
Net interest rate spread                                      $ 18,276    3.88%               $ 13,795    3.68%
Taxable-equivalent adjustment                                     (425)                           (224)
--------------------------------------------------------------------------------------------------------------
Net interest income, actual                                   $ 17,851                        $ 13,571
Net interest earning assets/net interest margin   $ 34,604                4.19%   $ 25,214                3.98%
Interest earning assets as a percentage of
  interest bearing liabilities                      106.32%                         105.77%
--------------------------------------------------------------------------------------------------------------


*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

Non-Interest Income

Non-interest income decreased by $313,000 or 10.50% to $2,668,000 for the third quarter of 1997 from $2,981,000 for the same period last year. In addition, non-interest income increased by $1,327,000 or 18.79% to $8,390,000 for the nine months of fiscal 1997 from $7,063,000 for the same period last year.

Mortgage production fees are the largest component of non-interest income and such fees for the third quarter of fiscal 1997 decreased $629,000 or 26.07% to $1,784,000 compared to $2,413,000 in the same period last year. For the nine months of fiscal 1997, mortgage production fees increased $480,000 or 9.67% to $5,444,000 compared to $4,964,000 for the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment.

The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                           Three months Ended         Nine months Ended
                                 Dec. 31,                Dec. 31,
(dollars in thousands)       1996        1995        1996        1995
                           ----------------------------------------------
Mortgage production fees   $  1,784    $  2,413    $  5,444    $  4,964
Dollar volume sold         $118,332    $148,828    $430,098    $335,557
Margin earned                  1.51%       1.62%       1.27%       1.48%

Gain on the sale of real estate held for development and sale increased $130,000 to $197,000 for the third quarter of fiscal 1997 compared to $67,000 in the same period last year. During the current quarter 39 lots were sold compared to 31 lots in the third quarter last year. In addition, gain on the sale of real estate held for development and sale increased $499,000 or 121.12% to $911,000 for the nine months of fiscal 1997 compared to $412,000 in the same period last year. For the nine months of fiscal 1997, 110 lots have been sold compared to 76 in the prior period.

Service charges increased $91,000 or 44.17% to $297,000 in the third quarter of fiscal 1997 compared to $206,000 in the third quarter of fiscal 1996. In addition, for the nine months service charges increased $225,000 or 40.32% to $783,000 compared to $558,000 for the same period last year. This is the result of growth in the number of checking accounts during the year.

Non-Interest Expense

Non-interest expense increased by $1,433,000 or 26.93% to $6,755,000 for the third quarter of 1997 from $5,322,000 for the same period last year. In addition, non-interest expense, not including the SAIF assessment, increased by $4,824,000 or 32.85% to $19,510,000 for the nine months of fiscal 1997 from $14,686,000 for the same period last year.

The Company's efficiency ratio was 77.01% and 74.35% for the third quarter and nine months of fiscal 1997, compared to 69.50% and 71.17% for the same periods last year. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. Over the course of the previous year, the Company has opened two retail banking offices in metropolitan Atlanta, one in Cherokee County to serve the Towne Lake community and one in Alpharetta, to serve the North Fulton and Forsyth County markets. In addition, a third retail banking office opened in September 1996 in Lawrenceville to serve the Gwinnett County market. The Company has also opened five loan origination branches, one in Cumming, Georgia and one in Athens, Georgia, one in Charlotte, North Carolina, one in Nashville, Tennessee and another in Knoxville, Tennessee.

Salaries and employee benefits increased $237,000 or 7.26% to $3,503,000 for the third quarter of fiscal 1997 compared to $3,266,000 for the same period last year. In addition, salaries and employee benefits increased $2,050,000 or 22.73% to $11,067,000 for the third quarter of fiscal 1997 compared to $9,017,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $184,000 or 31.83% to $762,000 for the third quarter of fiscal 1997 compared to $578,000 for the same period last year. In addition, occupancy expense increased $484,000 or 30.06% to $2,094,000 for the nine months of fiscal 1997 compared to $1,610,000 for the same period last year. Marketing expense increased $262,000 or 227.83% to $377,000 for the third quarter of 1997 from $115,000 for the same period last year. In addition, marketing expense increased $476,000 or 138.27% to $820,000 for the nine months of 1997 compared to $344,000 for the same period last year. The increase is due to a more aggressive marketing campaign. Federal insurance premiums increased during the quarter due to the increase in the Company's deposit base. These premiums have been paid at a rate of 23 cents per $100 of deposits. This rate will continue through December 31, 1996, and after that time will be decreased to 6 cents per $100 of deposits.

Miscellaneous expenses increased $624,000 or 68.20% to $1,539,000 for the third quarter of fiscal 1997 from $915,000 for the same period last year. In addition, miscellaneous expenses increased $1,633,000 or 70.00% to $3,966,000 for the nine months of fiscal 1997 compared to $2,333,000 for the same period last year. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees due to the Company's expansion.

BALANCE SHEET ANALYSIS

Investment Securities

For the nine months ended December 31, 1996, investment securities increased to $139,201,000 from $134,853,000 and $122,819,000 at March 31, 1996 and December
31, 1995, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

The investment securities portfolio at December 31, 1996, was comprised of $60,407,000 of investment securities held to maturity at amortized cost compared to $55,341,000 and $53,545,000 at March 31, 1996 and December 31, 1995,
respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $78,794,000 at December 31, 1996 compared to $79,512,000 and $69,274,000 at March 31, 1996 and
December 31, 1995, respectively. On December 31, 1996, one equity security was called and the Company realized a loss of $61,000. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $104,000 at December 31, 1996 versus $495,000 at March 31, 1996.

Included in other securities at December 31, 1996 and March 31, 1996, are $2.9 million and $3.7 million, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at December 31, 1996, March 31, 1996 or December 31, 1995.

The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
-----------------------------------------------------------------------------
(dollars in thousands)                           Dec. 31,  March 31,  Dec. 31,
                                                   1996     1996       1995
-----------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies        $ 35,777  $ 27,450   $ 24,884
  Mortgage-backed securities                       6,700     8,087      8,613
  Corporate bonds                                  7,429     8,420      8,416
  Other debt securities                           10,501    11,384     11,632
-----------------------------------------------------------------------------
        Total                                   $ 60,407  $ 55,341   $ 53,545
-----------------------------------------------------------------------------
Securities Available for Sale:
  Mortgage-backed securities                    $ 64,445  $ 67,855   $ 60,480
  Corporate Bonds                                  2,020     2,028      2,079
  Equity securities - preferred stock             12,329     9,629      6,715
-----------------------------------------------------------------------------
         Total                                  $ 78,794  $ 79,512   $ 69,274
-----------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies        $ 35,777  $ 27,450   $ 24,884
  Mortgage-backed securities                      71,145    75,942     69,093
  Corporate bonds                                  9,449    10,448     10,495
  Other debt securities                           10,501    11,384     11,632
  Equity securities                               12,329     9,629      6,715
-----------------------------------------------------------------------------
          Total                                 $139,201  $134,853   $122,819
-----------------------------------------------------------------------------

Loan Portfolio and Concentration

Loans receivable, net, including loans held for sale, increased $75,703,000 to $456,261,000 at December 31, 1996 compared to $380,558,000 at December 31, 1995.
The primary reason is due to the increase in residential first mortgage loans, home equity and second mortgage loans, construction, and acquisition and development loans. Loans receivable, net, including loans held for sale, at December 31, 1996, increased $29,204,000 or 6.84% since March 31, 1996. While the total change was not significant, the Company's mix has shifted with increases in residential mortgage loans of $35,361,000 or 23.21%, as well as home equity and second mortgage loans of $24,201,000 or 168.79%. Decreases occurred in loans held for sale of $34,561,000 or 37.34% and leases of $13,577,000 or 35.70%.

LOAN PORTFOLIO MIX

                                                                                  % Change
                                                                               Dec. 31,1996 from
                                             Dec. 31,   March 31,  Dec. 31,   March 31,   Dec. 31,
(dollars in thousands)                        1996       1996       1995        1996       1995
------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                            $160,039   $158,670   $144,131       0.86     11.04
    Acquisition & Development                 34,459     30,419     29,165      13.28     18.15
Real Estate - mortgage loans
    Non-Residential                           16,197     15,176     14,952       6.73      8.33
    Residential                              187,692    152,331    141,226      23.21     32.90
    Home equity and second mortgages          38,539     14,338     12,390     168.79    211.05
    Loans held for sale                       57,991     92,552     63,675     (37.34)    (8.93)
------------------------------------------------------------------------------------------------
Total real estate loans                      494,917    463,486    405,539       6.78     22.04
------------------------------------------------------------------------------------------------
Other loans:
    Leases                                    24,455     38,032     40,057     (35.70)   (38.95)
    Consumer and other                        10,268      4,101      3,495     150.38    193.79
------------------------------------------------------------------------------------------------
Total other loans                             34,723     42,133     43,552     (17.59)   (20.27)
------------------------------------------------------------------------------------------------
Total gross loans receivable                 529,640    505,619    449,091       4.75     17.94
------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                          (68,272)   (73,121)   (62,742)     (6.63)     8.81
    Deferred loan origination fees            (1,482)    (1,409)    (1,457)      5.18      1.72
    Unearned income                             (235)      (384)      (434)    (38.80)   (45.85)
    Reserves for loan losses                  (3,863)    (4,176)    (3,752)     (7.50)     2.96
    Premium/(discount) on loans purchased        473        528       (148)    (10.42)  (419.59)
------------------------------------------------------------------------------------------------
Loans receivable, net*                      $456,261   $427,057   $380,558       6.84     19.89
================================================================================================

*Includes Loans Held for Sale

Non-Performing Assets

Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC), and real estate acquired through the settlement of loans, decreased $1,196,000 or 14.49% to $7,058,000 at December 31, 1996, from $8,254,000 at March 31, 1996. Additionally, total problem assets decreased $371,000 or 4.99% and $2,369,000 or 25.13% from $7,429,000 at September 30, 1996, and $9,427,000 at June 30, 1996. At December 31, 1996, the Company had non-accrual loans of $4,229,000 compared to $6,002,000 at March 31, 1996 and $5,422,000 at September
30, 1996. Interest income not recognized on these loans amounted to $175,000 during the nine months of fiscal 1997. Approximately 64.0% of all non-accrual loans were represented by equipment leases, 30.27% by mortgage loans, 3.85% by construction loans and the balance by consumer loans. In addition, at December 31, 1996, the ACC identified $1,187,000 of loans as potential problem loans. At March 31, 1996, the Company had $1,345,000 of loans classified as potential problems. Real estate owned increased by $735,000 or 81.04% to $1,642,000 at December 31, 1996, from $907,000 at March 31, 1996. Total problem assets as a percent of total assets decreased to 1.06% at December 31, 1996, from 1.35% at March 31, 1996 and from 1.16% at September 30, 1996.

At December 31, 1996, three lease relationships were on non-accrual. The Company has total lease exposure of $1,803,000 to one company who is the lessor on seven leases. This company has filed for bankruptcy protection and the seven leases are a part of the bankruptcy proceedings. The remaining two relationships represent $902,000 and $1,300. At December 31, 1996, potential problem loans represented five construction loans or $824,000 and two equipment leases or $363,000.

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

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

                                       Dec. 31,   Sept. 30, June 30,  March 31, Sept. 30, Dec. 31,
 (dollars in thousands)                  1996      1996     1996       1996      1995      1995
------------------------------------------------------------------------------------------------
 Non-accrual loans:
 Residential real estate-construction   $  163    $1,778    $3,065    $1,658    $  114    $  692
 Residential real estate-mortgage        1,280       642     1,018       502       549     1,581
 Commercial real estate                     --       193       128       421        --        --
 Commercial lease                        2,706     2,770     3,751     3,421        10        --
 Installment                                80        39         6        --        20        --
------------------------------------------------------------------------------------------------
 Total non-accrual                       4,229     5,422     7,968     6,002       693     2,273
------------------------------------------------------------------------------------------------
 Potential problem loans                 1,187       592       432     1,345       546     2,152
 Loans contractually delinquent 90
  days which still accrue interest          --        --        --        --        --        --
 Troubled debt restructurings               --        --        --        --        --        --
------------------------------------------------------------------------------------------------
 Total non-accrual and problem loans    $5,416    $6,014    $8,400    $7,347    $1,239    $4,425
------------------------------------------------------------------------------------------------
 Real estate owned, net                  1,642     1,415     1,027       907       541       439
------------------------------------------------------------------------------------------------
 Total problem assets                   $7,058    $7,429    $9,427    $8,254    $1,781    $4,864
------------------------------------------------------------------------------------------------
 Total problem assets/Total assets        1.06%     1.16%     1.52%     1.35%      .34%      .87%
------------------------------------------------------------------------------------------------
 Total problem assets/Net loans plus
   reserves                               1.76%     1.98%     2.79%     2.44%      .53%     1.52%
------------------------------------------------------------------------------------------------
 Reserve for loan losses/Total
   problem assets                        54.73%    49.62%    39.55%    50.59%   193.99%    77.13%
------------------------------------------------------------------------------------------------

Loan Impairment

At December 31, 1996, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, was $2,705,000 compared to $3,526,000 and $1,887,000 at March 31, 1996, and December
31, 1995, respectively. At December 31, 1996, and March 31, 1996, all impaired loans were on a non-accrual basis versus all impaired loans on an accrual basis at December 31, 1995. At December 31, 1996, the valuation allowance related to these impaired loans was $1,152,000 compared to $1,153,000 and $281,000 at March 31, 1996, and December 31, 1995, respectively. At December 31, 1996, March 31, 1996 and December 31, 1995, all loans had a related loan loss reserve. During the quarter and nine months ended December 31, 1996, the Company charged-off $57,000 and $2,004,000 against loss reserves related to impaired leases, respectively. For the third quarter and nine months of fiscal 1997, the average recorded investment in impaired loans was $2,707,000 and $2,711,000, respectively, and $1,884,000 and $1,413,000 for the third quarter and nine months of fiscal 1996, respectively. The Company recognized interest income on impaired loans of $45,000 for the third quarter and nine months of fiscal 1997, of which all remains uncollected, compared to $61,000 and $111,000 for the same periods last year.

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

Reserve for Loan Losses

The Company set aside $327,000 of additional reserves for possible loan losses during the third quarter of fiscal 1997 while $309,000 of additional reserves were set aside for the same period last year. In addition, the Company provided $1,775,000 of additional reserves for loan losses during the nine months of fiscal 1997 compared to $363,000 for the same period last year. During the third quarter and nine months of fiscal 1997, the Company charged-off $185,000 and $2,180,000, respectively, therefore, loan loss reserves totaled $3,863,000 at December 31, 1996. At December 31, 1996, reserves represented .97% of loans receivable, net, decreasing from 1.18% at December 31, 1995. Loan loss reserves to total problem assets remained consistent at 54.01% at December 31, 1996 from 50.59% at March 31, 1996. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following table summarizes activity in the reserve for loan losses for the periods indicated.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
(dollars in thousands)

                                                        Three Months Ended        Nine Months Ended
                                                            Dec. 31,                 Dec. 31,
                                                      -----------------------------------------------
                                                        1996        1995        1996         1995
Reserve for loan losses, beginning of period          $  3,686    $  3,455    $  4,176    $   3,362
  Charge-offs:
    Real estate - construction                              54          --          54           --
    Real estate - mortgage                                  14           1          91           18
    Consumer                                                30          19          31           19
    Commercial leases                                       87          --       2,004           --
-----------------------------------------------------------------------------------------------------
        Total charge-offs                                  185          20       2,180           37
  Recoveries                                                35           8          92           64
-----------------------------------------------------------------------------------------------------
  Net charge-offs                                          150          12       2,088          (27)
  Provision for loan losses                                327         309       1,775          363
-----------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of period              $  3,863    $  3,752    $  3,863    $   3,752
-----------------------------------------------------------------------------------------------------
  Loan receivable, net                                $397,749    $316,883    $397,749    $ 316,883
-----------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to loans receivable, net      .0377%      .0038%      .5250%      (.0085)%
-----------------------------------------------------------------------------------------------------
  Reserves to loans receivable, net                       0.97%       1.18%       0.97%        1.18%
-----------------------------------------------------------------------------------------------------


Real Estate Held for Development and Sale

The Company's investment in real estate held for development and sale increased $14,890,000 or 125.18% since December 31, 1995. The Company currently has five projects in the Atlanta market classified as real estate held for development and sale. Three are single family real estate development projects which are in various stages of development. The fourth is a low income housing development which is complete. The Company is a limited partner and the project was undertaken primarily for the benefit of receiving low income housing tax credits. The fifth project, the development of a commercial property, is also complete and occupied by a lessor.

Deposits

Deposits are the Company's primary funding source. During the nine months of fiscal 1997, total deposits increased $67,007,000 or 19.25% to $415,105,000 from $348,098,000 at March 31, 1996. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its ten branches in Atlanta. The growth in deposits was primarily in certificates of deposit with maturities of one year or less which grew 38.48% to $242,205,000 at December 31, 1996 from $174,908,000 at March 31, 1996. Demand deposits including NOW accounts, passbook accounts and money market accounts were 20.33% of the Company's deposits at December 31, 1996. The weighted average interest rate on deposits remained relatively stable at 5.10% at December 31, 1996 and 5.08% and 5.19% at March 31, 1996 and December 31, 1995, respectively.

For the periods indicated, deposits are summarized by type and remaining term as follows (dollars in thousands):

DEPOSIT MIX

                                                                                      Weighted Average
                                                                                       Interest Rate at
                                                                                 --------------------------
                                                  DEC. 31,   March 31, Dec. 31,  Dec. 31, March 31, Dec. 31,
                                                   1996       1996      1995      1996     1996      1995
-----------------------------------------------------------------------------------------------------------
Demand deposits:
 NOW accounts                                    $ 35,600  $  33,603  $  30,603    1.67%   1.74%  1.74%
 Money market accounts                              7,788      8,418      8,380    2.49%   2.50%  2.49%
 Passbook accounts                                 40,988     42,845     41,470    2.53%   2.53%  2.53%
                                                 -------------------------------
                                                   84,376     84,866     80,453    2.17%   2.21%  2.23%
                                                 -------------------------------

Time deposits:
 Maturity one year or less                        242,205    174,908    166,140
 Maturity greater than one year through
  two years                                        23,513     26,268     24,233
 Maturity greater than two years
  through three years                              20,201     14,867     14,684
 Maturity greater than three years                 44,810     47,189     46,778
                                                 -------------------------------
                                                  330,729    263,232    251,835    5.84%   6.00%  6.12%
                                                 -------------------------------
             Total deposits                      $415,105   $348,098   $332,288    5.10%   5.08%  5.19%
                                                 -------------------------------

For the periods indicated, interest expense on deposits is summarized as follows (dollars in thousands):

                                                    Three Months Ended      Nine Months Ended
                                                         Dec. 31,                Dec. 31,
                                                      1996       1995        1996        1995
                                                  ---------------------------------------------
NOW accounts                                       $   136      $   125      $   405    $   368
Money market accounts                                   49           57          148        180
Passbook accounts                                      257          260          777        793
Time Deposits                                        4,901        3,894       13,866     10,948
                                                   ---------------------------------------------
                                                   $ 5,343      $ 4,336      $15,196    $12,289
                                                   ---------------------------------------------


Federal Home Loan Bank Advances

The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At December 31, 1996, advances and other borrowings were $167,513,000 down from $173,060,000 at March 31, 1996. For the third quarter of fiscal 1997, the weighted average interest rate on these borrowings decreased to 5.61% down from 5.70% and 6.12% for the quarters ended March 31, 1996 and December 31, 1995, respectively.

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

Under current regulations, the Company is required to maintain liquid assets at five percent or more of its net withdrawable deposits plus short-term borrowings (due in one year or less). The Company has traditionally maintained liquidity levels above the regulatory minimum and management anticipates this trend will continue. At December 31, 1996, the Company's liquidity ratio was 5.5%.

The Company, through PrimeEagle Mortgage, originates first mortgage loans which generally are sold to investors. During the nine month period, permanent mortgage loan originations increased by 10.6% to approximately $396,057,000 compared to $358,229,000 for the same period last year. At December 31, 1996, the Company had outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, of approximately $21,659,000 compared to $19,156,000 at December 31, 1995. Commitments to sell mortgage loans decreased to approximately $35,239,000 at December 31, 1996 from $41,148000 at December 31, 1995.

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

REGULATORY CAPITAL
----------------------------------------------------------------------------------
                      Regulatory           Required           Excess
(dollars in thousands) Capital        %    Capital     %      Capital        %
----------------------------------------------------------------------------------
December 31, 1996
  Tangible Capital     $43,746       6.7   $ 9,743    1.5     $34,003        5.1
  Core Capital         $43,746       6.7   $19,486    3.0     $24,260        3.7
  Risk-based Capital   $47,462      11.6   $32,813    8.0     $14,649        3.6
----------------------------------------------------------------------------------
March 31, 1996
  Tangible Capital     $53,615       8.9   $ 9,057    1.5     $44,558        7.4
  Core Capital         $53,615       8.9   $18,115    3.0     $35,500        5.9
  Risk-based Capital   $56,783      15.8   $28,842    8.0     $27,941        7.8
----------------------------------------------------------------------------------
December 31, 1995
  Tangible Capital     $32,793       6.0   $ 8,231    1.5     $24,562        4.5
  Core Capital         $32,793       6.0   $16,461    3.0     $16,332        3.0
  Risk-based Capital   $36,171      10.6   $27,359    8.0     $ 8,812        2.6
----------------------------------------------------------------------------------


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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A special meeting of Eagle Bancshares' stockholders was held at 2:00 p.m. local time on Monday, December 30, 1996 at Tucker Federal Bank Training Center, 4323 B Main Street, Tucker, Georgia. At the special meeting the shareholder's of Eagle Bancshares stock approved the adoption of the merger agreement and the transactions contemplated thereby.


                  Voting for        3,235,366       70.91%
                  Voting against       17,929         .39%
                  Abstaining            8,792         .19%
                      Total         3,262,087       71.49%

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  27  Financial Data Schedule (for SEC use only)

                  Reports on Form 8-K
                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EAGLE BANCSHARES, INC.
                                                  (Registrant)


Date:  February 14, 1997       /s/ Conrad J. Sechler, Jr.
                               --------------------------
                                        Conrad J. Sechler, Jr.
                                        Chairman of the Board, President and
                                        Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date:  February 14, 1997        /s/Richard B. Inman, Jr.
                                ------------------------
                                        Richard B. Inman, Jr.
                                        Director, Secretary and Treasurer


Date:  February 14, 1997        /s/ Conrad J. Sechler, Jr.
                                --------------------------
                                        Conrad J. Sechler, Jr.
                                        Chairman of the Board and President



Date:  February 14, 1997        /s/ LuAnn Durden
                                --------------------------
                                        LuAnn Durden
                                        Chief Financial Officer