Form 10-K
period 1997-03-31
EAGLE BANCSHARES INC
filed 1997-07-15
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-
OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
For the fiscal year ended March 31, 1997.

                                                        OR

_        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ...............to................
Commission file number:                               0-14379
                                                      -------

                             EAGLE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                           GEORGIA                                                      58-1640222
                           -------                                                      ----------
 (State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)

           4305 LYNBURN DRIVE, TUCKER, GEORGIA                                           30084-4441
           -----------------------------------                                           ----------
         (Address of principal executive offices)                                        (Zip code)

          Registrant's telephone number, including area code              770-908-6690
                                                                          ------------

Securities registered pursuant to Section 12(b) of the Act:            None
                                                                       ----

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $1.00
-----------------------------
National Association of Securities Dealers Automated Quotation System
---------------------------------------------------------------------
(Name of each exchange on which registered.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---
     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 11, 1997.

     Common Stock, $1.00 par value - $101,874,492 based upon the closing price on July 11, 1997, using beneficial ownership of stock rules adopted pursuant to
Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 11, 1997. Common Stock $1.00 par value - 5,659,694 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1997 ("Annual Report to Stockholders"). (Parts I, II, and IV)
     Portions of the definitive proxy statement for the 1997 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part III)

                          Index of Exhibits on Page 55

                             EAGLE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                               TABLE OF CONTENTS
                               -----------------

Item                                                                        Page
Number                                                                    Number
------                                                                    ------

                                     PART I

1.  Business...................................................................3

2.  Properties................................................................22

3.  Legal Proceedings.........................................................23

4.  Submission of Matters to a Vote of
    Security Holders..........................................................23

                                    PART II

5.  Market for the Registrant's Common Equity
    and Related Stockholder Matter............................................24

6.  Selected Financial Data...................................................25

7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................26

8.  Financial Statements and Supplementary Data...............................51

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure ......................................52

                                    PART III

10. Directors and Executive Officers of the Registrant........................52

11. Executive Compensation....................................................52

12. Security Ownership of Certain Beneficial Owners
    and Management............................................................52

13. Certain Relationships and Related Transactions............................53

                                    PART IV

14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.......................................................53

Signatures....................................................................54

Index of Exhibits.............................................................55

                                     PART I

ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Bank ("Tucker Federal" or the "Bank") and Eagle Real Estate Advisors, Inc. ("EREA"). The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the metropolitan Atlanta area through its home office and 14 full service branch offices. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is the largest community financial institution headquartered in the metropolitan Atlanta area. The Bank has two subsidiaries, Prime Eagle Mortgage Corporation ("PrimeEagle") and Eagle Service Corporation. As a unitary thrift holding company, Eagle is permitted, under current regulations, to engage in activities that bank holding companies cannot legally engage. Therefore, the Company formed EREA in 1991 initially to perform real estate brokerage activities. Over the previous three years, EREA has engaged in real estate development activities and brokerage services.

         The Company is engaged in three lines of business through its subsidiaries: community banking, mortgage banking and real estate investment. At March 31, 1997, the Company had total assets of $823,882,000, total deposits of $557,724,000 and stockholders' equity of approximately $67,874,000.

         On March 26, 1997, Eagle acquired all of the outstanding shares of Southern Crescent Financial Corp. ("SCFC"), a bank holding company located in Union City, Georgia, with four branches, in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated August 13, 1996. Simultaneously therewith, Southern Crescent Bank, a wholly owned commercial bank subsidiary of SCFC, merged with and into the Bank. The Company is the surviving corporation in the merger, and Tucker Federal is the surviving entity in the bank merger and will remain a wholly owned savings association of the Company. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include SCFC for all periods presented.

         The purchase price of the transaction was approximately $18,500,000 based on the average of the closing bid and ask price quoted for Eagle Bancshares on the NASDAQ for the 30 consecutive trading days ending on the date that was five trading days prior to the closing date. Based on the calculated stock price, SCFC shareholders received 1.162 shares of Company stock for each share of SCFC stock. This was the minimum exchange ratio as defined in the Merger Agreement, and as a result, the Company issued 1,107,494 shares of common stock.

         Prior to 1989, the Bank was engaged primarily in the traditional business associated with thrift institutions, including the taking of deposits from the general public and making loans for its portfolio secured by first mortgage liens on residential and other real estate. Beginning in 1989, the Bank expanded the focus of its operations to include the development of a loan production business and the sale of mortgage loans to third parties. In connection with the expansion of its operations, in 1989 the Bank organized Atlanta Mortgage Services as a division of Eagle Service Corporation for the purpose of originating and selling single-family first mortgage loans in the metropolitan Atlanta area. In November 1992, the Bank acquired the loan production operation of Prime Lending.

         The Company's strategic focus is based on three basic principals to enhance shareholder value:

         (1) Deliver financial performance within the top quartile of its peer group,
         (2) Develop new business opportunities by taking advantage of the unitary thrift holding company structure,
         (3) Invest capital in growth when the long term return on capital meets or exceeds minimum requirements.

         In keeping with these principles, the Company has developed priorities to increase shareholder value within the three lines of business: community banking, mortgage banking and real estate investment.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Community Banking - The Bank is primarily engaged in making commercial and consumer loans funded by attracting deposits from the general public. In addition to deposits, sources of funds for the Bank's loans and other investments include origination and other fees charged on certain types of loans, prepayment of loans, and in sales of investment securities. The Company's ability to attract both small business and consumer loans, as well as deposits, was significantly expanded with the recent acquisition of SCFC. The banking group has reorganized the management structure to provide for a higher level of customer service. The Company intends to expand its portfolio of commercial and consumer loans to increase its level of higher yielding assets in its loan portfolio. In addition, management has identified opportunities to improve operational efficiencies which have lead to the selection of a new data services provider. The principal sources of income for the Bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses and other overhead expenses.

         The Bank competes for loans and deposits with many financial institutions that are larger and have greater financial resources. In order to remain competitive, the Bank attempts to identify the specific needs of its target markets and to design financial products and services to fill those needs. Additionally, many customers of the Bank express a desire to bank with a local financial institution. The Bank believes this community banking niche is one Tucker Federal can fill with a level of personal service applied to each customer that may not be available from larger national financial institutions.

         Mortgage Banking - Effective April 1, 1995, the Bank consolidated its real estate lending activities into its operating subsidiary, PrimeEagle. PrimeEagle originates single family mortgage and construction loans from its 20 loan production offices in five southeastern states. Loans are funded primarily through the sale of these loans in the secondary market, as well as, through the Bank's ability to borrow from the Federal Home Loan Bank.

         PrimeEagle generates revenues through interest on construction and permanent mortgage loans and selling substantially all of the fixed rate permanent mortgage loans to investors. PrimeEagle's primary source of fee income is derived from services including loan application and origination, the gain or loss on the sale of loans to third parties and from the sale of mortgage servicing rights. Proceeds from sales of mortgage servicing rights are the largest component of revenues called mortgage production fees. Management's analysis of the timing of mortgage prepayments and fluctuations in the value of servicing rights impact the Company's decision to retain or sell servicing. As a result of this analysis, the Company has sold substantially all of its fixed rate mortgage loans on a servicing released basis during the previous five years.

         The Company provides construction financing in each of its markets and obtains significant benefits by coordinating the efforts of its construction lending and permanent lending operations. The Company's permanent mortgage products are primarily used for purchasing and refinancing single family homes and producing fee income. Non-interest revenues are also earned as a result of the Company's construction lending activities. The Company significantly expanded its mortgage banking activity in 1992 when it acquired the Prime Lending Division.

         Tucker Federal Bank acquired the assets of the Prime Lending Division of Southern Federal Savings and Loan Association (the "Division") (now a division of PrimeEagle) from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an operating agreement with a corporation owned by two individuals who participate in the profits and losses pursuant to the agreement. The term of the agreement is for five years and is automatically renewable for an additional three year period unless either party gives at least 90 days' prior written notice of their desire not to renew (August 25, 1997). In the event that Tucker Federal elects not to renew the agreement, the two individuals have the right, but not the obligation, to purchase certain assets of the Division for 75 percent of their appraised fair market value, upon assuming all obligations associated with the Division. The specific impact of nonrenewal on the financial condition of the Company, if any, cannot be determined at this time.

         The Company is involved in an in-depth assessment of the mortgage banking group. This includes evaluating each office's profitability, business prospects, and carefully considering the business potential of each local market. In connection with this analysis, the Company is examining the alternatives with regard to the above-mentioned agreement including nonrenewal.

         For financial information regarding industry segments, see Note 14 of Notes to Consolidated Financial Statements.

         Eagle Real Estate Advisors, Inc. ("EREA") was formed in October 1991 as a wholly-owned real estate services subsidiary of the Company to perform third party real estate brokerage and development activities, assist the Bank in identifying and acquiring branch sites and assist in disposing of real estate acquired through foreclosure. In 1994, EREA invested in the Company's first development project. In connection with its development activities, the Company and EREA select only local projects that management believes are well located and where zoning, utility and economic risks can be minimized before the Company commits its capital or financial guarantee to engage in development activities.


(c)  NARRATIVE DESCRIPTION OF BUSINESS

         The Company is headquartered in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. The acquisition of SCFC expanded the Company's market in the Atlanta area. In addition, the Company has expanded its mortgage and construction lending to other cities in Georgia as well as North Carolina, South Carolina, Florida and Tennessee. In recent years, the metropolitan Atlanta area has enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability will depend in part on the continued growth and the economic conditions in the Atlanta area.

         As a result of the 1996 Centennial Olympic games employment, population and economic activities grew rapidly in the Atlanta area. Slightly slower growth in employment and population is projected for Atlanta for the period from 1996 to 2001. However, in terms of absolute annual growth, Atlanta's population is forecasted to be the most rapidly growing standard metropolitan statistical area in the country for the period from 1996 to 2001. Employment data is the most important factor in determining the strength of a given market. Job formations are the catalyst which initiates population and household growth. Atlanta is projected to rank number one in terms of absolute annual growth in employment for the period from 1996 to 2001 and is projected to create 73,000 jobs a year. This compares to 80,800 jobs created during the Olympic build-up from 1991 to 1996. Since the Olympics, Atlanta's growth continues to exceed growth in other areas of the country. No assurances can be given that the metropolitan Atlanta area will continue to have a strong economy or that, if the economy continues to be strong, the Company will benefit from that economy.

LENDING ACTIVITIES

GENERAL

         The Bank's loan portfolio consists of mortgage, construction, commercial, consumer, home equity and SBA loans offered through its 14 bank branches and 20 PrimeEagle loan production offices located in metropolitan Atlanta and five southeastern states. As a result of the acquisition of SCFC and the addition of new commercial lending officers, the Bank has increased its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area. In addition, the Bank's construction lending activities take advantage of the cross selling opportunities between construction lending and mortgage loan originations. In each market, the Bank follows the same stringent underwriting and construction monitoring procedures. Over the past year, the Bank elected to wind down its equipment leasing operation due to delinquencies experienced in this portfolio.

         The acquisition of the Prime Lending operations in November 1992 broadened the Company's mortgage lending area outside of the metropolitan Atlanta market. To date, the Company's lending in these areas has experienced consistent growth in loan originations. However, PrimeEagle operates in markets which may be impacted by military bases and their resulting housing requirements including Augusta, Hinesville, and Warner Robins, Georgia. Military base closures could adversely affect the Company's business in these markets. Federal laws and regulations prescribe the types and amounts of loans which may be made by federal thrifts and generally permit such institutions to make residential real estate loans, commercial real estate loans, business loans, agricultural loans and consumer loans.

REAL ESTATE MORTGAGE LOANS

         Traditionally, the Bank's principal lending operation has been the origination of permanent single family residential mortgage loans. These loans continue to represent a significant part of the Bank's lending activities. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for retention in the Bank's loan portfolio. Generally, the Bank retains the adjustable rate mortgage loans that it originates and sells the fixed rate loans that it originates. In addition, the Bank began offering alternate credit mortgage loans which provide financing to borrowers with less than standard credit at yields reflecting the credit risk assumed. See "-- Lending Activities -- Loan Sales and Purchases."

         In the case of owner-occupied single family residences, the Bank may make permanent residential mortgage loans for up to 100 percent of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units, generally are made for up to 75 percent of the appraised value. All conventional loans with loan-to-value ratios in excess of 80 percent generally have private mortgage insurance covering that portion of the loan in excess of 75 percent of the appraised value. The borrower generally pays the cost of this insurance either through a single premium paid at the time of loan origination or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in the Bank's market areas.

         The Bank has offered, in addition to fixed rate residential loans, a variety of loans on which the interest rate, payment, loan balance or term to maturity may be adjusted, provided that the adjustments are tied to specified indices. These adjustable rate mortgage loans ("ARMs") permit greater flexibility in adjusting loan yields to changes in the cost of funds. ARMs generally have loan terms up to 30 years with rate adjustments ranging from one to ten years during the term of the loan. Most ARMs have caps on the maximum amount of change in the interest rate at any adjustment period and over the life of the loan.

CONSTRUCTION AND ACQUISITION AND DEVELOPMENT LOANS

         The Bank provides interim construction financing for single-family residences and makes land acquisition and development loans on properties intended for residential use. The Bank's general policy is to grant single family construction loans and land acquisition and development loans in an amount up to 80 percent of the lower of cost or appraised value of the property. Residential construction loans are made for periods of one year or less, and land acquisition and development loans are made for periods of up to three years. These periods may be extended subject to negotiation and, typically, payment of an extension fee. Interest rates on construction and acquisition and development loans are indexed to the Bank's base rate and are adjustable daily during the term of the loan.

         In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous five fiscal years. The Company does not expect its percentage of construction loans to total loans to increase significantly above the March 31, 1997 level. Construction loans at March 31, 1997, were $159,693,000 or 27.3 percent of total loans. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a statewide construction inspection and appraisal network. The Company's staff closely monitors construction progress and loan draws throughout the process. In addition, no single customer accounts for more than 2 percent of the Bank's loans.

COMMERCIAL REAL ESTATE LOANS

         Interim construction and permanent commercial real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, nursing homes, extended stay lodging facilities and motels located in the Company's primary lending areas. Construction and permanent commercial real estate loans are made generally to 80 percent of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs and sales of comparable projects. Interest rates are generally determined by market conditions. Commercial construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the prime rate. Permanent commercial real estate loans are typically made with 15 year up to 25 year amortization and five year up to 10 year maturity. Interest rates on permanent loans are generally tied to the Bank's base rate or other interest rate indices. As of March 31, 1997, the Company had outstanding $28,764,000 in loans secured by commercial real estate. This constituted 4.9 percent of the Bank's loan portfolio.

COMMERCIAL BUSINESS LOANS AND LEASES

         The Company is authorized by federal law to make secured and unsecured loans for business or agricultural purposes in amounts aggregating up to 10 percent of its total assets. Pursuant to this authority, the Company makes various types of commercial loans to creditworthy borrowers for the purposes of financing accounts receivable, equipment, capital projects and other legitimate business needs. The Company also purchases loans from other financial institutions and companies. In approving financial institutions and companies to purchase loans or leases, the Company evaluates their financial strength, reputation, credit worthiness and documentation capabilities.

         The Company evaluates creditworthiness of business loans on the basis of the borrowers' financial strength including analysis of their profitability, cash flow, balance sheet trends and the liquidation value of collateral. The Company assigns a credit rating to each borrower based, among other things, on the borrower's historical cash flow, financial strength, paying habits, business prospects, debt structure and capitalization, and the reputation and character of its principals.

         Commercial business loans normally carry interest rates indexed to the Company's base rate, nationally quoted prime rate and U.S. Government Treasury securities. Commercial business loans as of March 31, 1997 were approximately $52,144,000 or 8.9 percent of the total loan portfolio. In 1993, the Company began a leasing operation which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued the leasing activities during the current year. Leases at March 31, 1997, were $19,939,000 or 3.4 percent of total loans compared to $38,032,000 at March 31, 1996.

CONSUMER LOANS

         Federal thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30 percent of their total assets. In addition, federal thrifts have lending authority above the 30 percent limit for certain consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily used for the purpose of home improvement), property improvement loans, mobile home loans, deposit account secured loans, education loans and indirect automobile loans. At March 31, 1997, total consumer loans constituted $23,648,000 or 4.0 percent of the Company's total loan portfolio. The Company intends to continue prudent expansion of its consumer lending activities, subject to market conditions, as part of its plan to become a full service financial institution providing a wide range of personal financial services.

LOAN ORIGINATION AND PROCESSING

         The Company has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. The Bank has a Loan Committee that approves loan requests made by loan officers and must approve loans in amounts above $250,000. Additionally, the Bank's Board of Directors must approve loans of $1,000,000 or more.

         PrimeEagle actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans are underwritten to meet Federal National Mortgage Association ("FNMA")and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company's loans are approved by qualified underwriters in the markets they serve. These underwriters ensure that the loans are closed in accordance with the guidelines set forth by the Company's lending policy, by FNMA and FHLMC and by mortgage investors. In fiscal 1997, substantially all of the permanent mortgage loans originated by PrimeEagle were sold to private investors on a servicing released basis.

LOAN SALES AND PURCHASES

         Permanent first mortgage loans on residential real estate are originated for sale in the secondary market by PrimeEagle through its 20 offices in the Southeast. These loans are pooled and sold through an assignment of trade to private investors. Fluctuations in the value of servicing rights and management's analysis of loan prepayments impact the Company's decision to retain or sell servicing. Because of the risk of prepayment and the cost to service loans as compared to the service release premiums paid by investors last year, the Company sold substantially all of its permanent loans on a servicing released basis.

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

         The ACC considers historical losses or recent trends, changes in national and local economic and business conditions and developments, the level and structure of interest rates, job growth, consumer confidence and the market value of collateral. The ACC considers (i) the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated losses in the Bank's current portfolio; (ii) changes in the duration, type and level of assets; (iii) the existence and effect of any concentration of assets and changes in the level of such concentrations; (iv) changes in the experience, ability and depth of the lending management and loan administration staff of the Bank; (v) changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; (vi) changes in the trend of the volume and severity of past due and classified loans; (vii) trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications; and (viii) changes in the quality of the Bank's loan review system and the degree of oversight by the Bank's Board of Directors.

         In addition, ratio analysis is used as a supplemental tool for evaluating loans, portfolio concentration and the overall reasonableness of the ALLL. Ratios are used to compare the Bank to its peer group and its historical practices in identifying divergent trends in the relationship of classified and nonclassified assets, past due and non-accrual loans and leases, total loans and binding commitments and historical gross and net charge-offs.

         Based upon the amount and type of classifications, the ACC establishes the appropriate and requisite general and specific valuation allowances and makes any necessary adjustments to the allowances. The methodology for determining the amount of general valuation allowances will take the amount of assets classified special mention, substandard, doubtful and loss into consideration. Certain percentages derived to properly reflect the risk associated with the Bank's loan mix will be applied to the balance of all loans including those classified special mention, substandard, doubtful, and loss. These percentage range from .25 percent to 100 percent and are derived primarily through industry standards and the Bank's historical data. These percentages are reviewed as conditions require. The Bank has a conservative philosophy and automatically considers any loan that is delinquent 90 days or more and real estate acquired in the settlement of loans as substandard.

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

ASSET LIABILITY MANAGEMENT

INTEREST RATE RISK

         The Bank operates under an interest rate risk policy through the Asset and Liability Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.

         The Bank's ALCO is comprised at a minimum of the Chairman of the Board, the President and CEO, the Executive Vice President, Senior Vice President & CFO, Group President Community Bank and the Manager of Secondary Mortgage Operations. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors which are designed to meet three goals -- manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

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

         The excess of interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap". The Bank's Gap position is evaluated continuously and discussed by the ALCO in bi-weekly meetings. A positive Gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative Gap indicates an excess of rate sensitive liabilities over rate sensitive assets. The Bank had a negative one year Gap of 22.48 percent as of March 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity." Part of the ALCO strategy for reducing interest rate risk revolves around increasing the percentage of shorter term floating rate loans in the Company's portfolio. This has been accomplished by originating business loans as well as residential construction and adjustable rate permanent loans as well as increasing originations of consumer loans and second mortgage loans. In general, these loans have short maturities and floating interest rates.

         The Bank also operates under a secondary marketing policy. The secondary marketing policy applies to the use of forward commitments to sell mortgage-backed securities by PrimeEagle to hedge market exposure in the pipeline of loans originated for sale. The ALCO is responsible for the implementation of the policy. The policy outlines acceptable hedging instruments, sets limits on the maximum exposure to risk and outlines authority and responsibility for the implementation of the policy.

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

         Investment decisions are made by authorized officers under the supervision of the Bank's Board of Directors pursuant to the Bank's investment policy. Brokers approved by the Board of Directors are used to effect securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1997.

         Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either assets available for sale or assets held to maturity. The Company does not currently maintain a trading portfolio. At March 31, 1997, fixed rate mortgage-backed securities have been classified as assets available for sale based on management's determination that such assets may be liquidated prior to maturity. PrimeEagle classifies all permanent fixed rate loans originated as assets held for sale unless originated pursuant to a portfolio commitment to the Bank. All other loans, investments excluding equity securities and mortgage-backed securities are considered assets held to maturity unless specifically classified otherwise. As of March 31, 1997, $159,803,000 or 19.4 percent, of the Company's assets were classified as held for sale.

         At March 31, 1997, the Bank's investment portfolio, consisted of United States Agency obligations, investment grade corporate debt securities, equity securities and FHLB stock. Additionally, the Bank holds investments in mortgage-backed securities. See Note 4 and Note 10 of the Notes to Consolidated Financial Statements.

INVESTMENT IN REAL ESTATE

         The Company has invested in six real estate development projects with real estate property totaling $25,828,000 and representing 3.1 percent of total assets. Set forth below is information regarding each of the projects. The most significant portion of the Company's investment in real estate is in land to be developed or in process of development for residential subdivisions. All six real estate investments are located in metropolitan Atlanta. The Company consolidates each project on a line-by-line basis, except Hampton Oaks L.P., which is accounted for using the equity method. There would be no material difference in the financial position or results of operations of the Company if this investment was accounted for as a consolidated investment.

          - Union Hill LLC. In October 1994, the Company formed a limited liability corporation, Union Hill LLC, which purchased 149.7 acres of land located in Forsyth County, Georgia for the purpose of developing a 323-lot single family residential community. The Company has an 80 percent ownership interest and shares 50 percent in the profits of Union Hill. The initial equity contribution was funded 100 percent by the Company.

         - Hampton Oaks L.P. The Company, in keeping with its goal of providing affordable housing, invested in Hampton Oaks L.P. to construct a 50-unit affordable housing project. The development was completed in October 1995 and remains 100 percent occupied. The Company has a 99 percent limited partnership interest and recognizes investment tax credits of approximately $173,000 per year over 15 years through 2010

         - Cobb Woodlawn Development LLC. In January 1995, the Company formed a wholly-owned limited liability corporation, Cobb Woodlawn Development LLC, for the purpose of purchasing 15.8 acres of land and developing a 48-lot single-family residential community in Cobb County, Georgia named Woodlawn Park. The Company has a 100 percent ownership interest in Cobb Woodlawn. The development and sale of all of the property associated with Cobb Woodlawn were completed during fiscal year 1997.

         - BN Development Company LLC. In December 1995, the Company and an unaffiliated third party formed BN Development Company LLC for the purpose of acquiring a commercial lot near Cumberland Mall in Cobb County, Georgia and developing and leasing a 30,000 square foot Barnes & Noble, Inc. superstore. During fiscal year 1997, development was completed and the building was leased to Barnes & Noble, Inc. The initial equity contribution was funded 100 percent by the Company. The Company has a 50 percent ownership interest and shares 50 percent in the profits of BN Development.

         -Trimble Road Development, LLC. In February 1996, the Company formed a wholly-owned limited liability corporation, Trimble Road Development, LLC, for the purpose of purchasing 13.63 acres of land and developing a 28 lot single-family residential subdivision community in Fulton County, Georgia. The Company has a 100 percent ownership interest in Trimble Road Development, LLC.

         -Rivermoore Park. In November 1996, the Company purchased 353 acres of land in Gwinnett County, Georgia, for the purpose of developing a residential community, Rivermoore Park ("Rivermoore") The Company has a 100 percent ownership interest in Rivermoore.

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

DEPOSITS

         The Bank offers a variety of savings and other deposit programs and related services. Deposits are obtained primarily from the communities in which its banking offices are located. The Bank uses traditional marketing methods to attract new customers. The Bank does not advertise for deposits outside of its local market area. For further details as to the composition of the Bank's savings portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits" and Note 9 of Notes to Consolidated Financial Statements.

         The Bank competes for deposits principally by attempting to identify the specific needs of its target market and by offering a high level of customer service. Analysis of product needs is generated through dialogue with customers and staff. The Bank offers a wide variety of savings programs including checking accounts, savings, money markets and certificates of deposit ranging from three months to five years in maturity, tax deferred retirement programs, tax deferred certificates of deposit and small savers plans.

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

BORROWINGS

         Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. However, the Bank periodically obtains additional funds by borrowing from the FHLB and through repurchase agreements entered into with various brokerage organizations whose credit worthiness has been approved by the Bank's Board of Directors. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Borrowings" and Note 10 of Notes to Consolidated Financial Statements.

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

         The Bank's competition for loans comes from mortgage companies, other thrift institutions and commercial banks, credit unions, consumer finance companies, insurance companies and investment banking firms. The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of mortgage loans comes primarily from other thrift institutions and loan production firms, commercial banks and insurance companies. The Bank competes for loan originations through the quality of services it provides borrowers, real estate brokers and builders, as well as the interest rate and terms of its loans. The competition for loans varies from time to time depending on the general availability of lendable funds and credit, general and local economic conditions, interest rate levels, conditions in the local real estate market and other factors that are not readily predictable. The Bank attempts to charge interest rates and loan fees commensurate with the level of risk it accepts. The Bank believes that providing superior service can allow improved loan pricing

         Competition may be further increased as a result of the enactment of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking Act") on September 29, 1994. Beginning in September 1995, bank holding companies, upon meeting certain criteria, were authorized to acquire existing banks on a nationwide basis without regard to state statutes to the contrary. Effective June 1, 1997, the Interstate Banking Act will permit mergers of banks on an interstate basis, unless states in which such banks are located pass legislation specifically prohibiting out-of-state banks from operating interstate branches within their boundaries. In addition, the Interstate Banking Act provides for de novo interstate branching within the host state. See "Supervision and Regulation -- Recent Legislation."

EMPLOYEES

         At March 31, 1997, the Company had 490 full-time employees and 76 part-time employees. All officers and other personnel serving the Company are employed and compensated by the Bank. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

SUPERVISION AND REGULATION

GENERAL

         The Company is a savings and loan holding company and, as such, is subject to regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS") and the Georgia Department of Banking and Finance ("DBF"). The Bank is a federally chartered savings institution and is a member of the FHLB system, subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Federal Reserve Board governing reserve requirements. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

         As the owner of all of the stock of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a "qualified thrift lender." See "-- Regulation of the Bank -Qualified Thrift Lender Test" herein. In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

         The Company is prohibited from directly or indirectly acquiring control of any savings institution or savings and loan holding company without prior approval from the OTS or from acquiring more than 5 percent of the voting stock of any savings institution or savings and loan holding company which is not a subsidiary. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person acquires more than 25 percent of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10 percent or more of any class of voting stock (or 25 percent of any class of stock) and is subject to any of certain specified "control factors."

RECENT LEGISLATION

         On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act which included, among other provisions, the Deposit Insurance Funds Act of 1996 (the "DIFA"). The principal purpose of the DIFA was to recapitalize the Savings Associate Insurance Fund (the "SAIF") so that over time its deposit insurance assessments could be reduced to parity with those of the Bank Insurance Fund (the "BIF"), and to provide for the eventual merger of the SAIF and the BIF. Specifically, the DIFA requires, in pertinent part, (i) a one-time special assessment on all financial institutions holding SAIF deposits on March 31, 1995, calculated at 65.7 basis points, to recapitalize the SAIF; (ii) full prorata sharing by BIF and SAIF members of the debt service obligations of the Financing Corp. ("FICO") beginning no later than January 1, 2000, and non-prorata sharing (with premiums of 6.4 basis points for SAIF members and 1.3 basis points for non-SAIF members) until that date; and (iii) a merger of the BIF and the SAIF into a new Deposit Insurance Fund (the "DIF") on January 1, 1999, if bank and savings association charters have been combined by that date.

         The effects of the DIFA on the Bank are significant. The special assessment, which was paid to the FDIC on November 27, 1996, was $1,946,000, based upon the Bank's SAIF-assessable deposits as of March 31, 1995. Since the FDIC's non-FICO deposit insurance assessments are presently at zero for well-capitalized institutions such as the Bank, it will pay only the FICO premium beginning January 1, 1997.

         The legislation mandates a Treasury Department study to develop a common depository institution charter. It also contains environmental liability provisions indicating that lenders who do not participate in the management of environmentally contaminated property or who do not cause the contamination are not liable for environmental clean-up costs. In addition, the legislation contains over 40 regulatory burden relief provisions in various areas, including truth in lending and other regulatory reform measures designed to reduce the burden and costs imposed on financial institutions to comply with consumer protection provisions. The Congressional Budget Office has published a report that concludes that the United States no longer needs a separate thrift industry, in part because resources available for home mortgage lending have expanded significantly, thereby eliminating the need for thrift institutions. A financial services bill (H.R. 10) has been reported out of the House Banking Committee that would abolish the federal thrift charter and treat state chartered thrifts as state chartered banks. In its present form, the bill would merge the BIF and SAIF insurance funds and combine functions of the OTS and OCC, eliminating the federal thrift charter and consequently the unitary thrift holding company which, unlike bank holding companies, can engage in virtually any business activity. In the event the Company were required to become a bank holding company, the Company could lose its ability to engage in real estate activity and other functions in which it currently engages, subject to grandfathering provisions.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 (the "Interstate Banking Act") allows bank holding companies to acquire existing banks across state lines, regardless of state statutes. Further, under the Interstate Banking Act, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches, and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. States may elect to permit interstate mergers prior to June 1, 1997. Effective June 1, 1997, the Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company), which would result in either the control of more than (i) 10 percent of the total amount of insured deposits in the United States, or (ii) 30 percent of the total insured deposits in the home state of the target bank unless such 30 percent limitation is waived by the home state on a basis which does not discriminate against out of state institutions.

         The Small Business Job Protection Act of 1996 contained provisions requiring the thrift industry to recapture tax deductions taken pursuant to the reserve method for accounting for bad debts of savings institutions. Based upon the provisions, bad debt reserves taken prior to January 1, 1988 would not be recaptured, and bad debt reserves taken after January 1, 1988 would be recaptured over a six-year period beginning with the 1996 tax year.

REGULATION OF THE BANK

FEDERAL HOME LOAN BANK SYSTEM

         General. The Bank is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

         The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 1997 of $7,864,000.

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

         Liquidity Requirements. Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage, currently 5 percent, of its net withdrawable savings deposits plus short-term borrowings. These regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified minimum percentage, currently 1 percent, of the total of its net withdrawable accounts and borrowings payable in one year or less. The Bank complied with its requirements at March 31, 1997.

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

         Insured institutions are members of either the SAIF or the BIF. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC. FIRREA also provides, generally, that the moratorium on insurance fund conversions shall not be construed to prohibit a SAIF member from converting to a bank charter during the moratorium, as long as the resulting bank remains a SAIF member during that period. When a conversion is permitted, each insured institution participating in the conversion must pay an "exit fee" to the insurance fund it is leaving and an "entrance fee" to the insurance fund it is entering.

         Insurance Premiums and Regulatory Assessments. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable

         In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. Additionally, the OTS assesses fees for the processing of various applications.

QUALIFIED THRIFT LENDER TEST

         Historically, the amount of advances which may be obtained by a member institution from the FHLB has been subject to the institution's compliance with a qualified thrift lender ("QTL") test. In order to comply with the QTL test, the Bank must maintain 65 percent of its total

"Portfolio Assets" in "Qualified Thrift Investments." This level must be maintained on a monthly average basis in nine out of every twelve months. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. For purposes of the QTL test, "Portfolio Assets" equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20 percent of the savings institution's total assets. "Qualified Thrift Investments" generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and (v) shares of FHLB stock owned by the savings institution. Qualified Thrift Investments also include certain other specified investments, subject to a percentage of Portfolio Assets limitation.

         A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. The Bank met the requirements of the Qualified Thrift Lender test as of March 31, 1997.

CAPITAL REQUIREMENTS

         General. Effective December 7, 1989, OTS capital regulations established capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. At March 31, 1997, the Bank was "well capitalized." Failure to maintain a status of adequately capitalized could result in greater regulatory oversight or restrictions on the Bank's activities.

         Core Capital and Tangible Capital. The OTS requires a savings institution to maintain "core capital" in an amount not less than 3 percent of the savings institution's total assets. "Core capital" includes, generally, common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in fully-consolidated subsidiaries, less (i) investments in certain "non-includable" subsidiaries (as determined by regulation) and (ii) certain intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships).

         The "tangible capital" requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5 percent of its adjusted total assets. "Tangible capital" means core capital less any intangible assets (except for purchased mortgage servicing rights included in core capital).

         Most national banks will be required to maintain a level of core capital of at least 100 to 200 basis points above the 3 percent minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions will be required to maintain core capital levels at least as high as national banks.

         Risk-Based Capital. The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0 percent. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and allowance for loan and lease losses of up to 1.25 percent of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0 percent to 100 percent (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0 percent to 100 percent (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category.

REGULATORY CAPITAL


At March 31, 1997                      Actual                  Requirement                   Excess
($ in 000's)                  Amount              %        Amount           %       Amount             %
----------------------------------------------------------------------------------------------------------
Rick-based ratios:
  Tier 1 capital              $54,019           10.14     $21,311          4.0      $32,708           6.14
  Total capital                59,023           11.08      42,622          8.0       16,401           3.08
Tier 1 leverage                54,019            6.72      32,144          4.0       21,875           2.72
Tangible equity                54,019            7.05      11,499          1.5       42,520           5.55
----------------------------------------------------------------------------------------------------------


         In addition, the OTS requires institutions with an "above-normal" degree of interest rate risk to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2 percent, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2 percent, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2 percent multiplied by the market value of its assets. Management believes that the Bank's interest rate risk is within the normal range.

CAPITAL DISTRIBUTIONS

         Capital distributions by OTS-regulated savings institutions also are regulated by the OTS. Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. An association is categorized as either a Tier 1, association which is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirements. A Tier 2 association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement but does not meet the fully phased-in capital requirement. A Tier 3 association is defined as an association that has current capital less than its minimum capital requirement.

         The Bank currently is in compliance with the regulatory capital requirements and therefore is a Tier 1 association. A Tier 1 association is permitted to make capital distributions during a calendar year up to the higher of (i) 100 percent of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75 percent of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for the OTS to object to the distribution. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. Currently, the Bank periodically notifies the OTS of the gross amount of dividends it intends to pay to the Company as the sole stockholder of the Bank. The Bank's ability to pay dividends to the Company is subject to the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank's lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income.

FEDERAL RESERVE SYSTEM REQUIREMENTS

         The Federal Reserve requires depository institutions to maintain non-interest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3 percent on all amounts from $4.3 million to $52.0 million of net transactions, plus 10 percent on the remainder. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Members of the FHLB System also are authorized to borrow from the Federal Reserve "discount window" subject to restrictions imposed by Federal Reserve regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from the Federal Reserve.

TRANSACTIONS WITH AFFILIATES

         The Bank is also subject to certain transactions with affiliates rules applicable to banks and savings institutions which are set forth in Sections 23A, 23B and 22(h) of the Federal Reserve Act as well as additional limitations imposed by OTS regulations. Such regulations generally impose quantitative and qualitative limitations on loans and other transactions between an institution and its affiliates, including loans to insiders.

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

         State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending, in which the Bank engages, such as making loans of $3,000 or less, are subject to interest rate limitations.


ITEM 2.  PROPERTIES

         The principal executive offices of the Company are located at 4305 Lynburn Drive, Tucker, Georgia, in a 4,320 square foot building owned by the Bank. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company's 14 branch offices are located in the Doraville, Dunwoody, Jonesboro, Lawrenceville, Lilburn, Morrow, Northlake, Palmetto, Roswell, Stone Mountain, Towne Lake, Tucker, Union City and Wesley Chapel areas of metropolitan Atlanta, Georgia. Three of the Bank's 14 branch locations are leased under an operating lease and the remaining branch properties, including the main office are owned by the Bank. The Bank's lease on the Northlake office expires in 2002 and the leases on the Lawrenceville and Jonesboro offices expire in 2006. In addition, the Bank's loan operations office, located in Tucker, Georgia, is leased under an operating lease which expires in 2001. The Norcross office was closed during the year and is currently for sale.

         PrimeEagle operates 20 loan production offices located in Aiken, Columbia and Sumter, South Carolina; Jacksonville and St. Augustine, Florida; Alpharetta, Athens, Atlanta, Augusta, Cumming, Hinesville, Peachtree City, Savannah, Stockbridge and Warner Robins, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; and Charlotte and Monroe North Carolina. Each of these offices is leased pursuant to an operating lease with the exception of the Alpharetta, Georgia, and Charlotte, North Carolina, offices. The Aiken and Sumpter, South Carolina, St. Augustine, Florida, Augusta and Cumming, Georgia, Chattanooga, Tennessee, and Monroe, North Carolina, offices are on month-to-month basis. The Savannah office lease expires in 1997. The Atlanta, Hinesville and Stockbridge, Georgia, and Nashville, Tennessee, leases expire in 1998. The Atlanta office was sublet in March of 1997, for a term to expire in 1998 concurrent with the Bank's lease. Peachtree City and Warner Robins, Georgia, leases expire in 1999. The Columbia, South Carolina, and Jacksonville, Florida, leases expire in 2000. The Knoxville, Tennessee, lease expires in 2001 and the Athens, Georgia, lease expires in 2002. Management believes that it will be able to renew such leases on satisfactory terms.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject, other than ordinary, routine litigation incident to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
MATTERS

Price Range of Common Stock and Dividend History

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol "EBSI". The following table sets forth for the periods indicated the high and low last sale prices of the Common Stock as reported on the NASDAQ National Market and dividends paid per share, which data reflects the two-for-one stock split of the Common Stock effected in the form of a stock dividend paid on December 21, 1995.

-----------------------------------------------------------------------------------
                                                                     DIVIDENDS PAID
FISCAL YEARS END MARCH 31,         HIGH              LOW               PER SHARE
-----------------------------------------------------------------------------------
1995
First Quarter                     12.000              11.125         $   .055
Second Quarter                    13.250              11.500             .070
Third Quarter                     12.750               9.750             .085
Fourth Quarter                    12.000              10.125             .100
-----------------------------------------------------------------------------------
1996
First Quarter                     14.375              11.875             .125
Second Quarter                    17.000              14.000             .125
Third Quarter                     19.000              16.625             .130
Fourth Quarter                    19.000              15.000             .130
-----------------------------------------------------------------------------------
1997
First Quarter                     17.000              14.750             .150
Second Quarter                    16.250              14.375             .150
Third Quarter                     16.000              13.500             .150
Fourth Quarter                    17.500              14.500             .150
-----------------------------------------------------------------------------------

         On March 31, 1997, the last sale price of the Common Stock, as reported on the NASDAQ National Market, was $16 1/4. On July 11, 1997, there were 5,659,694 shares of Common Stock outstanding and approximately record holders of Common Stock.

         The Company began the payment of cash dividends on its Common Stock during fiscal 1992 and paid $.05 per share for the fourth quarter of that year. During fiscal 1995, the Company paid four quarterly dividends totaling $.47 per share. During fiscal 1996, the Company paid four quarterly dividends totaling $.51 per share. During fiscal 1997, the Company paid four quarterly dividends totaling $.60 per share. At March 31, 1997, the current indicated dividend rate, on an annualized basis, is $.60 per share. In addition, on May 23, 1996, SCFC paid a single cash dividend of $.25 per share to its shareholders' of record on June 7, 1996.

         The ability of the Company to pay cash dividends to its stockholders is directly dependent upon the Bank's ability to pay cash dividends to the Company. The Bank is subject to certain restrictions on the amount of dividends it is permitted to pay. See "Supervision and Regulation - Capital Distributions". The amount of cash dividend on Common Stock will be determined by the Company's Board of Directors in light of conditions existing from time to time, including the Company's growth prospects, profitability, financial condition, investment opportunities, liquidity requirements, results of operations, regulatory restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA(1)
(dollars in thousands except per share data)

------------------------------------------------------------------------------------------------------------
                                                                Year Ending March 31,
------------------------------------------------------------------------------------------------------------
                                              1997         1996          1995         1994         1993
------------------------------------------------------------------------------------------------------------
Interest income                               $ 63,785     $ 52,625      $ 39,618     $ 32,026     $ 30,288
Interest expense                                33,629       28,821        18,502       14,276       16,429
Net interest income                             30,156       23,804        21,116       17,750       13,859
Provision for loan losses                        2,652        1,000           643        1,034          790
Other income                                    12,911       10,853         7,282        9,984        6,338
Other expenses                                  34,901       24,468        20,164       17,746       12,763
Income after tax (2)                             3,746        6,219         4,881        5,569        4,234
Net income                                       3,746        6,219         4,881        5,462        4,472
------------------------------------------------------------------------------------------------------------

PER SHARE DATA(3)
Income after tax-primary and
  fully diluted(2)                         $       .66   $     1.40   $      1.18    $    1.41   $     1.13
Net income-primary and
  fully diluted                                    .66         1.40          1.18         1.38         1.19
Dividends                                          .56          .42           .36          .24          .16
Book Value                                       11.99        12.03         10.25         9.54         8.43
------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS %
Net interest margin-taxable
  equivalent                                      4.37         4.20          4.81         4.59         4.18
Return on average assets(2)                        .49          .99          1.01         1.32         1.28
Return on average equity(2)                       5.55        13.32         12.33        16.31        15.40
Equity to assets                                  8.24         9.02          7.32         9.10         8.60
Dividend payout                                  84.85        30.00         30.51        17.39        13.45
------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (%)
Total problem assets/Total assets                 1.51         1.63          0.90         1.39         2.42
Total problem assets/
  net plus reserves                               2.41         2.92          1.40         2.14         4.12
Reserve for loan losses/
  Total problem assets                           41.78        45.57         92.31        82.39        31.24
------------------------------------------------------------------------------------------------------------

MARKET PRICE(3)
High                                         $  17 1/2     $     19    $   13 1/4     $ 12 3/8     $  9 1/4
Low                                             13 1/2       11 7/8         9 3/4        7 7/8            4
------------------------------------------------------------------------------------------------------------

AT MARCH 31,
Total assets                                  $823,882     $736,384      $568,678     $419,136     $368,018
Loans receivable, net                          515,749      410,843       364,491      271,356      216,158
Reserve for loan losses                          5,198        5,464         4,704        4,791        2,781
Total problem assets                            12,443       11,990         5,096        5,815        8,901
Deposits                                       557,724      458,458       386,353      334,361      268,141
Borrowings                                     153,805      174,337       120,688       31,394       48,121
Shareholders' equity                            67,874       66,448        41,637       38,137       31,636
------------------------------------------------------------------------------------------------------------

1 All data has been restated for all periods presented to give effect to the Company's merger with SCFC.
2    Before extraordinary item and cumulative effect of accounting change.
3 Per share data reflects two for one split in the form of a stock dividend paid on December 21, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

Overview

         Net income for fiscal 1997 was $3,746,000 compared with $6,219,000 in fiscal 1996, a decrease of 39.8 percent. Eagle Bancshares financial results for fiscal 1997 declined due to several factors including the one-time SAIF assessment, increased loan loss provisions and expenses related to the acquisition of SCFC. Per share earnings for fiscal 1997 were $.66 per share, compared with $1.40 per share in fiscal 1996. Earnings per share also decreased due to the increase in the number of shares outstanding resulting from the Company's secondary offering of 1,435,000 new shares of common stock on February 15, 1996.

         On March 26,1997, Eagle acquired all of the outstanding shares of SCFC, a bank holding company. The transaction was valued at approximately $18,500,000 and the shareholders of SCFC received 1.162 shares of Eagle stock for each share of SCFC stock. This was the minimum exchange ratio as defined in the Merger Agreement, and as a result, the Company issued 1,107,494 shares of common stock. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include SCFC in all periods presented. The Company incurred approximately $1,685,000 in legal, accounting , consulting and other professional service fees that were directly related to this merger.

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which contains provisions to capitalize the SAIF by imposing a special assessment on federally insured depository institutions. Pursuant to the Act, on October 8, 1996, the board of directors of the FDIC imposed a special assessment on SAIF-assessable deposits of the Bank equal to $.657 per $100 of SAIF-insured deposits as of March 31, 1995, which resulted in a one-time assessment in the amount of approximately $1,946,000.

         Return on average assets (ROA) was .49 percent in fiscal 1997 compared with .99 percent in fiscal 1996. ROA decreased due to the one-time charges discussed above and the Company's rapid asset growth. Return on average equity
(ROE) was 5.55 percent in fiscal 1997 compared with 13.32 percent in fiscal 1996. ROE declined due to the issuance of $21,483,000 of additional capital in connection with the secondary offering.

         Net interest income increased 26.7 percent to $30,156,000 in fiscal 1997 compared with $23,804,000 in fiscal 1996. The Company's net interest margin for 1997 increased to 4.37 percent compared to 4.20 percent, in fiscal 1996. The increase in net interest income is primarily due to the growth in the loan portfolio and other interest earning assets.

         The provision for loan losses was $2,652,000 in fiscal 1997 compared with $1,000,000 in fiscal 1996. The increase in the provision is due to the increase in the Company's charge-offs and increased delinquencies in the Company's leasing portfolio.

         Non-interest income increased 19.0 percent to $12,911,000 in fiscal 1997 compared with $10,853,000 in fiscal 1996. The primary reason was due to an increase in mortgage production fees resulting from higher originations and gains on the sale of investment in real estate.

         Non-interest expense increased 42.6 percent to $34,901,000 in fiscal 1997 from $24,468,000 in fiscal 1996. the SAIF assessment and the merger related expenses were $3,631,000 or 34.8 percent of the total increase. The Company's efficiency ratio, excluding the SAIF assessment and the merger related expenses, was 72.6 percent for fiscal 1997, compared to 70.6 percent for fiscal 1996. in general the increase in all categories of non-interest expense is attributable to higher operating costs incurred to build the systems necessary to support the Company's rapid growth.

         Tucker Federal Bank acquired the assets of the Prime Lending Division of Southern Federal Savings and Loan Association (the "Division") (now a division of PrimeEagle) from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an operating agreement with a corporation owned by two individuals who participate in the profits and losses pursuant to the agreement. The term of the agreement is for five years and is automatically renewable for an additional three year period unless either party gives at least 90 days' prior written notice of their desire not to renew (August 25, 1997). In the event that Tucker Federal elects not to renew the agreement, the two individuals have the right, but not the obligation, to purchase certain assets of the Division for 75 percent of their appraised fair market value, upon assuming all obligations associated with the Division. The specific impact of nonrenewal on the financial condition of the Company, if any, cannot be determined at this time.

         The Company is involved in an in-depth assessment of the mortgage banking group. This includes evaluating each office's profitability, business prospects, and carefully considering the business potential of each local market. In connection with this analysis, the Company is examining the alternatives with regard to the above-mentioned agreement including nonrenewal.

RESULTS OF  OPERATIONS  FOR THE FISCAL  YEARS ENDED MARCH 31, 1996 AND MARCH 31,
1997

Net income

         Eagle Bancshares financial results for fiscal 1997 declined due to several factors including the one time SAIF assessment, increased loan loss provisions and expenses related to the acquisition of SCFC. In addition, the Company has undertaken a growth strategy which has caused noninterest expenses to rise. This growth strategy includes both internally generated growth as well as growth through acquisitions. Eagle's core earnings increased 11.4 percent to $6,926,000 compared to $6,219,000 in the previous year. The increase in core earnings is primarily attributable to growth in net interest and operating income. Core earnings are earnings exclusive of the one-time SAIF assessment of $1,946,000 ($1,495,000 net of tax) and the one-time merger expenses of $1,685,000 ($1,685,000 net of tax). The Company's net income decreased by $2,473,000 or 39.8 percent to $3,746,000 in fiscal 1997 from $6,219,000 in fiscal 1996. Net income per fully diluted share declined due to the 1,277,000 share increase in the weighted average number of shares outstanding. This is directly attributable to the effect of the Company's secondary issuance of common stock in February of last year. Net interest income

         Net interest income increased by $6,352,000 or 26.7 percent to $30,156,000 in fiscal 1997 from $23,804,000 in fiscal 1996. This increase resulted primarily from growth in interest earning assets through loan originations. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) increased during the year to 417 basis points from 401 basis points in the prior year. The primary reason for the increase was due to the decline in the cost of interest bearing liabilities. The yield on interest earning assets declined 5 basis points to 9.16 percent from 9.21 percent while the cost of interest bearing liabilities decreased 21 basis points to 4.99 percent from
5.20 percent.

         Interest income received on loans increased $7,774,000 or 17.8 percent to $51,503,000 in fiscal 1997 from $43,729,000 in fiscal 1996. The increase was primarily attributable to growth in the loan portfolio through originations of residential construction loans, residential first and second mortgage loans, home equity, commercial and consumer loans. The yield on the loan portfolio remained consistent at 9.69 percent for the year compared to 9.64 percent in the prior year. Interest received on mortgage-backed securities increased $2,983,000 or 118.0 percent to $5,510,000 in fiscal 1997 from $2,527,000 in fiscal 1996. This increase is primarily due to purchases of mortgage-backed securities for the available for sale portfolio near the end of fiscal 1996. Interest received on securities increased $403,000 or 6.3 percent to $6,772,000 in fiscal 1997 from $6,369,000 in fiscal 1996.

         Interest expense increased $4,808,000 or 16.7 percent to $33,629,000 in fiscal 1997 from $28,821,000 in fiscal 1996. This is primarily the result of growth in deposits combined with a decrease in the cost of interest bearing liabilities. Interest expense on deposits increased $4,351,000 or 20.9 percent to $25,177,000 in fiscal 1997 from $20,826,000 in fiscal 1996. The increase in interest expense on deposits is the result of growth in deposit accounts coupled with a decrease in their cost. The cost of deposits declined 9 basis points to 4.84 percent during the year from 4.93 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $457,000 or 5.7 percent to $8,452,000 in fiscal 1997 from $7,995,000 in fiscal 1996.
During the year, the Bank's cost of FHLB advances and other borrowings declined 53 basis points to 5.51 percent from 6.04 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale.

Provision for loan losses

         The Company increased its provision for loan losses $1,652,000 or 65.2 percent to $2,652,000 in fiscal 1997 from $1,000,000 in fiscal 1996. This increase is attributable to an increase in the Company's charge-offs during the year. These charge-offs resulted from problems in the equipment leasing portfolio which were caused primarily from a single lessee. Total non-performing and potential problem assets remained approximately constant at $12,443,000 at March 31, 1997 compared to $11,990,000 at March 31, 1996. Total problem assets, which include all non-performing and classified assets, decreased to 1.51 percent of total assets at March 31, 1997, from 1.63 percent of total assets at March 31, 1996. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss reserves.

Non-interest income

         Non-interest income increased by $2,058,000 or 19.0 percent to $12,911,000 for fiscal 1997 from $10,853,000 for fiscal 1996. Mortgage production fees are the largest component of non-interest income and such fees increased $503,000 or 7.4 percent to $7,280,000 compared to $6,777,000 in fiscal 1996. The volume of loans sold in the secondary market increased to $583,762,000 during 1997 compared to $449,354,000 in fiscal 1996. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market which is effected by job creations, interest rates and general economic conditions. The margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:


(dollars in thousands)                   1997            1996            1995
                                     --------------------------------------------
Mortgage production fees                 $7,280          $6,777          $3,236
Dollar volume sold                     $583,762        $449,354        $281,421
Margin earned                              1.25%           1.51%           1.15%

         The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 1997, 1996 and 1995, the Company sold the majority of it loans with servicing released and the largest component of mortgage production fees was service release premiums.

         In addition, income from Eagle Real Estate Advisors increased $920,000 or 106.7 percent . This increase was due to increased gains recorded on the sale of investments in real estate amounting to $1,377,000 and real estate commissions of $405,000. During fiscal 1997, 128 residential lots were sold in the Company's real estate projects compared to 103 in the prior period. Service charges, at the community bank, increased $428,000 or 27.6 percent to $1,979,000 in fiscal 1997 compared to $1,551,000 in fiscal year 1996. This is the result of growth in the number of checking accounts during the year.

Non-interest expense

         Non-interest expense increased $10,433,000 or 42.6 percent to $34,901,000 in fiscal 1997 from $24,468,000 in fiscal 1996. The SAIF assessment and the merger related expenses were $3,631,000 or 34.8 percent of the total increase. The Company's efficiency ratio, excluding the SAIF assessment and the merger related expenses, was 72.6 percent for fiscal 1997, compared to 70.6 percent for fiscal 1996. In general the increase in all categories of non-interest expense is attributable to the higher operating costs incurred by the Company's rapid growth. Over the course of the previous year, the Company opened four retail banking offices in metropolitan Atlanta, Cherokee County to serve the Towne Lake community, Alpharetta to serve the North Fulton and Forsyth County markets, Lawrenceville to serve the Gwinnett County market and Jonesboro to serve the south-metro market.

         The Company opened five loan origination branches, in Cumming and Athens, Georgia, Charlotte, North Carolina and in Nashville and Knoxville, Tennessee. Mortgage banking companies traditionally have higher efficiency ratios than banks and thrifts. The Company is focused on streamlining this business segment to reduce operating expenses, provide a higher margin and improve customer service. The Company is involved in an in-depth assessment of the mortgage banking group. This assessment includes evaluating each office's profitability and carefully considering each local market.

         Salaries and employee benefits increased $3,234,000 or 22.5 percent to $17,620,000 in fiscal 1997 compared to $14,386,000 in fiscal 1996. This increase is due to the addition of employees in new branches and loan production offices to support the Company's growth. Occupancy expense increased $758,000 or 25.1 percent to $3,774,000 in fiscal 1997 compared to $3,016,000 in fiscal 1996. Marketing expense increased $607,000 or 118.1 percent to $1,121,000 in fiscal 1997 compared to $514,000 in fiscal 1996. The increase is due to a marketing campaign designed to position the Bank in the metropolitan Atlanta market. As a result of the recapitalization of the SAIF, federal insurance premiums decreased from $.23 per $100 of deposits to $.06 per $100 of deposits. These premiums decreased $15,000 to $702,000 in fiscal 1997 from $717,000 in fiscal 1996, even though the Company's deposit base increased, due to the decline in the SAIF insurance premium.

         Miscellaneous expenses increased $1,801,000 or 38.4 percent to $6,496,000 in fiscal 1997 compared to $4,695,000 in fiscal 1996. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees.

Income tax expense

         The Company's effective tax rate for fiscal 1997 was 32.1 percent compared to 32.3 percent in the prior year.

RESULTS OF  OPERATIONS  FOR THE FISCAL  YEARS ENDED MARCH 31, 1995 AND MARCH 31,
1996

Net income

         The Company's net income increased by $1,338,000 or 27.4 percent to $6,219,000 in fiscal 1996 from $4,881,000 in fiscal 1995. The increase is primarily attributable to growth in interest and non-interest income. Net income per share increased to $1.40 for the year ended March 31, 1996 compared to $1.18 for the year ended March 31, 1995.

Net interest income

         Net interest income increased by $2,688,000 or 12.7 percent to $23,804,000 in fiscal 1996 from $21,116,000 in fiscal 1995. This increase resulted from growth in interest earning assets primarily through loan originations.

         Interest income received on loans increased by $11,697,000 or 36.5 percent to $43,729,000 in fiscal 1996 from $32,032,000 in fiscal 1995. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans, conforming single family loans held for sale, commercial loans and equipment leases. The yield on the loan portfolio remained consistent at 9.64 percent for the year compared to 9.52 percent in the prior year. Interest received on mortgage-backed securities increased $847,000 or 50.4 percent to $2,527,000 in fiscal 1996 from $1,680,000 in fiscal 1995. This increase is primarily due to purchases of mortgage-backed securities for the available for sale portfolio. Interest received on securities increased $463,000 or 7.8 percent to $6,369,000 in fiscal 1996 from $5,906,000 in fiscal 1995. This is primarily the result of purchases of securities during the year.

         Interest expense increased by $10,319,000 or 55.8 percent to $28,821,000 in fiscal 1996 from $18,502,000 in fiscal 1995. This is primarily the result of growth in deposits and FHLB advances combined with an increase in the cost of these interest bearing liabilities. Interest expense on deposits increased $6,392,000 or 44.3 percent to $20,826,000 in fiscal 1996 from $14,434,000 in fiscal 1995. The cost of deposits rose to 4.93 percent during the year from 4.01 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $3,927,000 or 96.5 percent to $7,995,000 in fiscal 1996 from $4,068,000 in fiscal 1995. During the year the Company's cost of FHLB advances and other borrowings rose 20 basis points to 6.04 percent from
5.84 percent in the prior year.

Provision for loan losses

         The Company increased its provision for loan losses by $357,000 or
55.5 percent to $1,000,000 in fiscal 1996 from $643,000 in fiscal 1995. This increase is attributable to increased non-performing assets and potential problem loans. Non-performing assets increased to $7,661,000 at March 31, 1996 compared to $2,133,000 at March 31, 1995. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss reserves.

Non-interest income

         Non-interest income increased by $3,571,000 or 49.0 percent to $10,853,000 in fiscal 1996 from $7,282,000 in fiscal 1995. Mortgage production fees are the largest component of non-interest income and such fees increased $3,541,000 or 109.4 percent to $6,777,000 in fiscal 1996 from $3,236,000 in fiscal 1995. The volume of loans sold in the secondary market increased to $449,354,000 in fiscal 1996 compared to $281,421,000 in fiscal 1995. In addition, the margin earned on these loans (mortgage production fees divided by mortgage volume sold) increased to 151 basis points in fiscal 1996 compared to 115 basis points in fiscal 1995.

         During the year, income from Eagle Real Eagle Advisors increased $719,000 or 502.8 percent. The increase was due to gains recorded on the sale of investment in real estate amounting to $697,000 and real estate commissions of $165,000. This is the result of lot sales in the Company's Union Hill development in Forsyth County and in the Cobb Woodlawn development in Cobb County.

         Service charges increased by $239,000 or 18.2 percent to $1,551,000 in fiscal 1996 compared to $1,312,000 in fiscal 1995. This is the result of growth in the number of checking accounts during the year. Gain on the sale of loans decreased $874,000 or 82.1 percent to $190,000 in fiscal 1996 from $1,064,000 in fiscal 1995 when the Company sold loans which had been purchased at a discount from the Resolution Trust Company.

Non-interest expense

         Non-interest expense increased by $4,304,000 or 21.3 percent to $24,468,000 for fiscal 1996 from $20,164,000 for fiscal 1995. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth.

         Salaries and employee benefits increased by $2,597,000 or 22.0 percent to $14,386,000 in fiscal 1996 from $11,789,000 for fiscal 1995. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $266,000 or 9.7 percent to $3,016,000 in fiscal 1996 from $2,750,000 in fiscal 1995. This is primarily due to the addition of two new regional banking facilities during the year. Federal insurance premiums increased by $110,000 or 18.1 percent to $717,000 in fiscal 1996 from $607,000 in fiscal 1995. The increase is a function of the Company's deposit growth.

Income tax expense

         The Company's effective tax rate for fiscal 1996 was 32.3 percent compared to 35.7 percent in the prior year. This decrease is primarily due to low income housing tax credits utilized during fiscal 1996.

INTEREST RATE SENSITIVITY

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin increased 17 basis to 4.37 percent during fiscal 1997 from 4.20 percent during fiscal 1996. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The increase in the net interest margin in fiscal 1997 was primarily attributable to the decrease in the cost of interest bearing liabilities rather than a significant change in the yield earned on interest earning assets. The yield earned on average loans remained consistent at 9.69 percent for fiscal 1997 compared to 9.64 percent in fiscal 1996. This is attributable to the Company's ability to expand its loan portfolio through originations of higher yielding loans for the Company's portfolio. In addition, the yield earned on mortgage-backed securities improved 72 basis points rising to 7.35 percent in fiscal 1997 from 6.63 percent in fiscal 1996. The cost of deposits declined primarily because of the 27 basis point decrease in the cost of certificates of deposit from 6.17 percent in fiscal 1996 to 5.90 percent in fiscal 1997. The Company also relies on borrowings from the FHLB and other borrowings to fund asset growth and the cost of FHLB advances and other borrowings decreased 53 basis points to 5.51 percent in fiscal 1997 from 6.04 percent in fiscal 1996.

The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 1997, 1996 and 1995.

AVERAGE BALANCE SHEET
--------------------------------------------------------------------------------------------------------------------
Year ended March 31,                                    1997                                 1996
--------------------------------------------------------------------------------------------------------------------
                                              Average                 Yield/        Average                 Yield/
(dollars in thousands)                        Balance    Interest       Cost        Balance   Interest        Cost
--------------------------------------------------------------------------------------------------------------------
Assets:
--------------------------------------------------------------------------------------------------------------------
Loans(1)                                     $531,619    $ 51,503      9.69%       $453,636   $ 43,729       9.64%
Mortgage-backed securities                     74,969       5,510      7.35%         38,115      2,527       6.63%
FHLB stock                                      7,866         553      7.03%          6,947        505       7.27%
Taxable investments(2)                         47,239       3,480      7.37%         53,912      4,225       7.84%
Tax-exempt investment securities(2)            39,631       3,227      8.14%         21,392      1,920       8.98%
Interest earning deposits and federal
   funds sold                                   1,322          76      5.75%          1,502         91       6.06%
--------------------------------------------------------------------------------------------------------------------
Total interest earning assets                 702,646      64,349      9.16%        575,504     52,997       9.21%
Non-interest earning assets                    64,123                                52,595
--------------------------------------------------------------------------------------------------------------------
Total Assets                                 $766,769                              $628,099
--------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
--------------------------------------------------------------------------------------------------------------------
Savings                                      $ 46,157    $  1,128      2.44%       $ 46,583   $  1,162       2.49%
Checking                                       72,858         993      1.36%         63,576      1,074       1.69%
Money Market                                   19,541         496      2.54%         19,973        558       2.79%
Certificates of Deposit                       382,117      22,560      5.90%        292,021     18,032       6.17%
--------------------------------------------------------------------------------------------------------------------
Total Deposits                                520,673      25,177      4.84%        422,153     20,826       4.93%
Advances and other borrowings                 153,483       8,452      5.51%        132,366      7,995       6.04%
--------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities            674,156      33,629      4.99%        554,519     28,821       5.20%
Non-interest bearing liabilities               25,112                                26,887
Stockholders' equity                           67,501                                46,693
--------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                 $766,769                              $628,099
--------------------------------------------------------------------------------------------------------------------
Net Interest/rate spread                                 $ 30,720      4.17%                  $ 24,176       4.01%
Taxable-equivalent adjustment                                (564)                                (372)
--------------------------------------------------------------------------------------------------------------------
Net interest income, actual                              $ 30,156                             $ 23,804
Net interest earning assets/net
   interest margin                           $ 28,490                  4.37%       $ 20,985                  4.20%
--------------------------------------------------------------------------------------------------------------------
Interest earning assets as a
percentage of interest bearing liabilities     104.23%                               103.78%
--------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEET
------------------------------------------------------------------------------------
Year ended March 31,                                           1995
------------------------------------------------------------------------------------
                                                    Average                  Yield/
(dollars in thousands)                              Balance   Interest         Cost
------------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------------
Loans(1)                                          $ 336,647    $32,032        9.52%
Mortgage-backed securities                           26,454      1,680        6.35%
FHLB stock                                            4,040        272        6.73%
Taxable investments(2)                               63,764      4,496        7.05%
Tax-exempt investment securities(2)                  17,958      1,650        9.19%
Interest earning deposits and federal
   funds sold                                         1,894         74        3.91%
------------------------------------------------------------------------------------
Total interest earning assets                       450,757     40,204        8.92%
Non-interest earning assets                          33,408
------------------------------------------------------------------------------------
Total Assets                                      $ 484,165
------------------------------------------------------------------------------------
Liabilities and Equity:
------------------------------------------------------------------------------------
Savings                                           $  57,739    $ 1,541        2.67%
Checking                                             65,223      1,081        1.66%
Money Market                                         31,620        615        1.94%
Certificates of Deposit                             205,323     11,197        5.45%
------------------------------------------------------------------------------------
Total Deposits                                      359,905     14,434        4.01%
Advances and other borrowings                        69,610      4,068        5.84%
------------------------------------------------------------------------------------
Total interest bearing liabilities                  429,515     18,502        4.31%
Non-interest bearing liabilities                     15,058
Stockholders' equity                                 39,592
------------------------------------------------------------------------------------
Total liabilities and equity                      $ 484,165
------------------------------------------------------------------------------------
Net Interest/rate spread                                       $21,702        4.61%
Taxable-equivalent adjustment                                     (586)
------------------------------------------------------------------------------------
Net interest income, actual                                    $21,116
Net interest earning assets/net
   interest margin                                $  21,242                   4.81%
------------------------------------------------------------------------------------
Interest earning assets as a
percentage of interest bearing liabilities           104.95%
------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified as available for sale is computed using historical amortized cost balances.

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


RATE/VOLUME ANALYSIS

------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  1997 Compared to 1996                   1996 Compared to 1995
INCREASE (DECREASE) DUE TO                           Rate       Volume      Total         Rate        Volume   Total
------------------------------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
   Loans                                            $   228    $  7,546    $  7,774     $  409    $ 11,288    $ 11,697
   Mortgage-backed securities                           301       2,682       2,983         77         770         847
   FHLB Stock                                           (17)         65          48         23         210         233
   Taxable investment securities                       (243)       (502)       (745)       471        (742)       (271)
   Tax-exempt investment securities(1)                 (195)      1,502       1,307        (38)        308         270
   Interests earnings deposits and federal funds
     sold                                                (4)        (11)        (15)        35         (18)         17
------------------------------------------------------------------------------------------------------------------------------
Total                                                    70      11,282      11,352        977      11,816      12,793
------------------------------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
   Deposits                                            (870)      5,221       4,351      3,280       3,112       6,392
   FHLB advances and other borrrowings                 (741)      1,198         457        144       3,783       3,927
------------------------------------------------------------------------------------------------------------------------------
Total                                                (1,611)      6,419       4,808      3,424       6,895      10,319
------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income                   $ 1,681    $  4,863    $  6,544    ($2,447)   $  4,921    $  2,474
------------------------------------------------------------------------------------------------------------------------------

(1) Reflects taxable-equivalent adjustments using the statutory federal and state income tax rate of 39% in adjusting interest on tax-exempt investment securities to a taxable equivalent basis.

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

         Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "GAP." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company's Gap position is evaluated continuously and reviewed by the ALCO in bi-weekly meetings. The Company has a negative one year Gap of 22.48 percent as of March 31, 1997. Part of the ALCO strategy for reducing interest rate risk revolves around increasing the percentage of shorter term floating rate loans in the Company's portfolio. This has been accomplished by originating residential construction and adjustable rate permanent loans. The Company continues to originate consumer loans and second mortgage loans. In general, these loans have short maturities and/or have floating interest rates.

         The following table presents the Company's interest sensitivity gap between interest earning assets and interest bearing liabilities at March 31, 1997. The gap analysis is prepared using either actual repricing intervals or maturity dates. Assets and liabilities having no stated schedule of repricing, repayment or maturity are reported in less than three months, except equity securities which are reported after five years. In addition, loans held for sale are included in less than three months since it is management's intent to sell them within that time.

  GAP ANALYSIS


------------------------------------------------------------------------------------------------------------------------------------
March 31, 1997                                                     More than      More than    More than
                                                     Less than     3 months        1 year     3 years to      After 5
(dollars in thousands)                                3 months     to 1 year     to 3 years     5 years       years        Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets re-pricing:
Loans receivable                                     $ 218,168     $  89,987     $  51,519     $  48,000     $115,087    $522,761
Investment securities held to maturity                   3,428         5,979         4,554        20,216       17,730      51,907
Securities available for sale                            2,673         1,994         6,563         7,791       77,900      96,921
Loans held for sale                                     62,882          --            --            --           --        62,882
FHLB Stock                                                --            --            --            --          7,864       7,864
Interest bearing deposits and federal funds sold         8,581          --            --            --           --         8,581
------------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                     $ 295,732     $  97,960     $  62,636     $  76,007     $218,581    $750,916

Interest bearing liabilities re-pricing:
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                             $ 253,911     $ 200,569     $  62,467     $  38,213     $  2,564    $557,724
Borrowings                                             124,392          --          14,088        14,220        1,105     153,805
------------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities                $ 378,303     $ 200,569     $  76,555     $  52,433     $  3,669    $711,529
------------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity Gap                          (82,571)     (102,609)      (13,919)       23,574      214,912      39,387

Cumulative interest rate sensitivity Gap               (82,571)     (185,180)     (207,680)     (184,106)      39,387
------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate sensitivity Gap as a
  percentage of total assets                           (10.02%)      (22.48%)      (24.17%)      (21.30%)        4.78%
------------------------------------------------------------------------------------------------------------------------------------

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth certain information at March 31, 1997, regarding the dollar amount of loans maturing in the Bank's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.

March 31, 1997
-----------------------------------------------------------------------------------------------------------
                                                                    One Year to       After
(dollars in thousands)                                 One Year         Five          Five
                                                       or Less         Years          Years        Total
-----------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
   Fixed rates                                         $    5,542       $  11,545    $ 102,682    $ 119,769
   Adjustable rates                                         4,078           6,871      136,620      147,569
Real estate construction, net - Adjustable                141,985          17,230          477      159,692
    rates
Commercial loans:
   Commercial - Fixed rates                                 4,542          12,873        4,891       22,306
   Commercial - Adjustable rate                            10,418          13,453        5,967       29,838
   Leases - Fixed rate                                      3,382          16,557            -       19,939
Consumer and others - Fixed rates                          10,458          11,537        1,653       23,648
-----------------------------------------------------------------------------------------------------------
   Total                                                  180,405          90,066      252,290      522,761
-----------------------------------------------------------------------------------------------------------
Less:     Deferred loan origination fees                                                              1,684
              Unearned income                                                                           212
              Reserve for loan losses                                                                 5,198
              Unearned premium on loans                                                                 (82)
-----------------------------------------------------------------------------------------------------------
   Total                                                                                          $ 515,749
-----------------------------------------------------------------------------------------------------------


Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

The next table sets forth the dollar amount of all loans due after one year from March 31, 1997, which have predetermined interest rates and have floating or adjustable rates.

(dollars in thousands)
                                                                   Predetermined               Floating or
                                                                           rates          Adjustable Rates
Real estate-mortgage                                                    $114,227                  $143,491
Real estate-construction, net                                                  -                    17,707
Commercial                                                                17,764                    19,420
Leases                                                                    16,557                         -
Consumer and other                                                        13,190                         -
----------------------------------------------------------------------------------------------------------
     Total                                                              $161,738                  $180,618

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Loan Portfolio and Concentration

         Since 1993, the Company's loan portfolio has grown 141 percent. Loans receivable, net, including loans held for sale, increased $75,236,000 or 14.9 percent to $578,631,000 at March 31, 1997 compared to $503,395,000 at March 31,
1996. The primary reason is due to the increase in residential first mortgage loans, home equity and second mortgage loans, construction, and acquisition and development loans. The Company's mix has shifted with increases in residential mortgage loans, home equity and second mortgage as well as commercial and consumer loans. Decreases occurred in loans held for sale and leases.

         The community banking group originates primarily commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. These loan categories increased $57,968,000 or 94.1 percent to $119,544,000 at March 31, 1997 compared to $61,576,000 at March 31, 1996. At March 31, 1997, these loans represented 17.9 percent of the loan portfolio versus 10.4 percent at March 31, 1996. The mortgage-banking group originates primarily construction loans, acquisition and development loans and loans held for sale. These loan categories decreased $4,932,000 or 1.6 percent to $303,376,000 at March 31, 1997 compared to $308,308,000 at March 31, 1996. Both groups contribute to the Company's portfolio of residential mortgage loans. While this loan category increased $36,825,000 or 23.3 percent, the relative mix to the total loan portfolio remained constant at 29.2 percent. Residential first mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

         In 1993, the Company began a leasing operation which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued the leasing activities during the current year. Leases at March 31, 1997, were $19,939,000 or 3 percent of total loans compared to $38,032,000 at March 31, 1996. At March 31, 1997, the average duration of these leases was 24 months.

         The following table exhibits the Company's loan portfolio mix for the previous five years.

LOAN PORTFOLIO MIX
At March 31,
-----------------------------------------------------------------------------------------------------------------
                                                1997                     1996                      1995
(dollars in thousands)                  Amount         %         Amount         %          Amount         %
-----------------------------------------------------------------------------------------------------------------
Real Estate-construction loans
   Construction                         $205,086       30.77%   $ 185,337       31.17%     $ 140,209      29.45%
   Acquisition & Development              35,408        5.31%      30,419        5.12%        30,517       6.41%
Real Estate-mortgage loans
   Non-residential                        28,764        4.32%      28,730        4.83%        32,027       6.73%
   Residential                           194,821       29.23%     157,996       26.57%       156,001      32.77%
   Home equity and second
     mortgages                            43,752        6.57%      17,212        2.89%        13,272       2.79%
   Loans held for sale                    62,882        9.44%      92,552       15.56%        41,220       8.66%
-----------------------------------------------------------------------------------------------------------------
Total real estate loans                 $570,713       85.64%   $ 512,246       86.14%     $ 413,246      86.81%
-----------------------------------------------------------------------------------------------------------------
Other loans:
   Commercial                           $ 52,144        7.82%   $  34,407        5.79%     $  23,617       4.96%
   Leases                                 19,939        2.99%      38,032        6.40%        32,582       6.84%
   Consumer and other                     23,648        3.55%       9,957        1.67%         6,621       1.39%
-----------------------------------------------------------------------------------------------------------------
Total other loans                       $ 95,731       14.36%   $  82,396       13.86%     $  62,820      13.19%
-----------------------------------------------------------------------------------------------------------------
Total gross loans receivable            $666,444      100.00%   $ 594,642      100.00%     $ 476,066     100.00%
-----------------------------------------------------------------------------------------------------------------
Less:
   Undisbursed portion of loans
     in process                          (80,801)                 (84,268)                   (63,246)
   Deferred loan origination
     fees                                 (1,684)                  (1,659)                    (1,699)
   Unearned income                          (212)                    (384)                      (593)
   Reserve for loan losses                (5,198)                  (5,464)                    (4,704)
   Unearned premium (discount)
       on loans purchased                     82                      528                       (113)
-----------------------------------------------------------------------------------------------------------------
Loans receivable, net(1)                $578,631                 $503,395                   $405,711
-----------------------------------------------------------------------------------------------------------------


LOAN PORTFOLIO MIX
At March 31,
-------------------------------------------------------------------------------------
                                                1994                    1993
(dollars in thousands)                  Amount        %         Amount         %
-------------------------------------------------------------------------------------
Real Estate-construction loans
   Construction                         $116,789      32.40%     $ 75,789      26.90%
   Acquisition & Development              23,771       6.59%       13,059       4.64%
Real Estate-mortgage loans
   Non-residential                        30,987       8.60%       27,865       9.89%
   Residential                            92,230      25.59%       92,583      32.87%
   Home equity and second
     mortgages                            14,544       4.03%       14,826       5.26%
   Loans held for sale                    23,641       6.56%       23,462       8.33%
--------------------------------------------------------------------------------------
Total real estate loans                 $301,962      83.77%     $247,584      87.89%
--------------------------------------------------------------------------------------
Other loans:
   Commercial                           $ 20,068       5.57%     $ 10,646       3.78%
   Leases                                 29,364       8.15%       18,808       6.68%
   Consumer and other                      9,060       2.51%        4,648       1.65%
-------------------------------------------------------------------------------------
Total other loans                       $ 58,492      16.23%     $ 34,102      12.11%
-------------------------------------------------------------------------------------
Total gross loans receivable            $360,454     100.00%     $281,686     100.00%
-------------------------------------------------------------------------------------
Less:
   Undisbursed portion of loans
     in process                          (58,012)                 (35,712)
   Deferred loan origination
     fees                                 (1,316)                  (1,211)
   Unearned income                        (1,190)                  (1,782)
   Reserve for loan losses                (4,791)                  (2,781)
   Unearned premium (discount)
       on loans purchased                   (148)                    (580)
--------------------------------------------------------------------------------------
Loans receivable, net(1)                $294,997                 $239,620
--------------------------------------------------------------------------------------

(1) Includes loans receivable held for sale.

         In accordance with the Company's business plan, the volume of construction lending increased in each of the previous three years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and close monitoring of the process. The Company's underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs, the growth prospects for the economy and the impact of changes in interest rates. The Company has a multistate construction inspection and appraisal network. Its staff closely monitors construction progress and draws throughout the process. In addition, no single customer accounted for more than
3.0 percent of the Company's loans in fiscal 1997, 1996 or 1995.

         The following table exhibits the geographic location of the Company's real estate construction and acquisition and development loans.

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION

At March 31, 1997
                                                   Acquisition &                        % of Total
(dollars in thousands)            Construction      Development         Total          by Location
--------------------------------------------------------------------------------------------------
Atlanta                              $ 75,883          $12,847         $ 88,730             55.56%
Augusta                                16,001            3,080           19,081             11.95%
Jacksonville                           13,679            5,450           19,129             11.98%
Savannah                                7,403            2,491            9,894              6.20%
Charlotte                               5,701              743            6,444              4.03%
Hinesville                              3,383            1,844            5,227              3.27%
All other locations                    10,206              982           11,188              7.01%
--------------------------------------------------------------------------------------------------
  Total by type                      $132,256          $27,437         $159,693            100.00%
--------------------------------------------------------------------------------------------------

Provision for loan losses and risk elements

     The Bank has an Asset Classification Committee (the "ACC"), comprised of management, which reports at least quarterly to the Board of Directors. Management and the ACC consider numerous factors in identifying potential problem loans including, among other factors, the estimated value of the underlying collateral, loan concentrations, specific loan problems, economic conditions that may affect the borrower's ability to repay, past payment experience, general market conditions and such other factors as management or the ACC believes should be considered under existing circumstances. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the reserve for loan losses. Such agencies require the Bank to recognize additions to the reserve based on judgments with regard to information available to them at the time of the examination. Management is not aware of any loans classified for regulatory purposes as loss, doubtful or substandard that (i) have not been disclosed and (ii) either (a) represent or result from trends or uncertainties, which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(b) represent material credits in which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

     Construction and acquisition and development loans comprise the largest component of the Company's loan portfolio. Construction loans frequently involve greater risk than residential mortgage loans principally due to (i) the creditworthiness of construction borrowers in general, (ii) the potential risks associated with securing permanent financing, and (iii) general market conditions in the housing industry.

     The Company's investment in equipment leases involves risk because of (i) the decline in value of the leased equipment, (ii) the Company's reliance on third party lessors for servicing the leases, and (iii) the location of lessees outside the Company's geographic market.

     Management believes that the Bank's credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank's allowance for possible loan losses is adequate in relation to the composition of its loan portfolio. Although the Company's non-accrual loans as a percentage of total loans was 1.36 percent at March 31, 1997, there is a risk that the quality of the Company's loan portfolio could decline. The rapid growth in loans, the concentration of construction loans, and the risk inherent in lease portfolio each present a risk the quality of the loan portfolio could decline. Management and the ACC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the "OTS") also monitors and comments on the adequacy of the Bank's provision for loan losses in conducting its examinations of the Bank.

Non-performing assets

     Total problem assets, which include non-accrual loans, loans classified as problem assets by the ACC and real estate acquired through the settlement of loans, increased $453,000 or 3.78 percent to $12,443,000 at March 31, 1997, from $11,990,000 at March 31, 1996. Total problem assets as a percent of total assets decreased to 1.51 percent at March 31, 1997 from at 1.63 percent at March 31, 1996. At March 31, 1997, the Company had non-accrual loans of $7,866,000 compared to $6,317,000 at March 31, 1996. Interest income not recognized on these loans amounted to $241,000 during 1997, and $156,500 during 1996. In addition, at March 31, 1997, the ACC identified $2,503,000 as potential problem loans compared to $4,329,000 of potential problem loans at March 31, 1996. Real estate owned increased by $730,000 or 54.3 percent to $2,074,000 at March 31, 1997, from $1,344,000 at March 31, 1996.

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At March 31,
-------------------------------------------------------------------------------------------
(dollars in thousands)                      1997       1996       1995      1994      1993
-------------------------------------------------------------------------------------------
Non-accrual loans
   Residential real estate-construction   $ 1,692    $ 1,658    $   464   $   647   $ 1,824
   Residential real estate-mortgage         2,934        569        469       751       439
   Commercial real estate                     427        662          -       157         -
   Commercial                                  93          7         57       264         -
   Commercial leases                        2,508      3,421          -         5         -
   Installment                                212          -          4        66         -
-------------------------------------------------------------------------------------------
Total non-accrual                           7,866      6,317        994     1,890     2,263
-------------------------------------------------------------------------------------------
Potential problem loans                     2,503      4,329      2,963     2,652     4,096
Loans contractually delinquent 90
   days which still accrue interest            -          -          -         -          -
Troubled debt restructuring                    -          -          -         -          -
-------------------------------------------------------------------------------------------
   Total non-accrual and problem loans    $10,369    $10,646    $ 3,957   $ 4,542   $ 6,359
-------------------------------------------------------------------------------------------
Real estate owned, net                      2,074      1,344      1,139     1,273     2,542
-------------------------------------------------------------------------------------------
   Total problem assets                   $12,443    $11,990    $ 5,096   $ 5,815   $ 8,901
-------------------------------------------------------------------------------------------
Total problem assets/Total assets            1.51%      1.63%      0.90%     1.39%     2.42%
-------------------------------------------------------------------------------------------
Total problem assets/Loans receivable,
    net plus reserves                        2.41%      2.92%      1.40%     2.14%     4.12%
-------------------------------------------------------------------------------------------
Reserve for loan losses/Problem assets      41.78%     45.57%     92.31%    82.39%    31.24%
-------------------------------------------------------------------------------------------

Concentrations by Geographic Location

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION At March 31, 1997

[CAPTION]

                                        Potential Real Estate(1)              % of Total
(dollars in thousands) Non-accrual       Problem        Owned    Total        by Location
-----------------------------------------------------------------------------------------
Atlanta                    $ 1,849      $ 2,024      $   754      $ 4,627         36.76%
Augusta                      1,048          155          235        1,438         11.42%
Jacksonville                    22           -           454          476          3.78%
Savannah                       291           -            -           291          2.31%
Hinesville                   1,211          324           -         1,535         12.20%
All other locations          3,445           -           775        4,220         33.53%
---------------------------------------------------------------------------------------
Total problem assets       $ 7,866      $ 2,503      $ 2,218      $12,587        100.00%
---------------------------------------------------------------------------------------

(1) Does not include reserves of $144,000; real estate owned, net equals $2,074,000.

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and by type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At March 31, 1997                       Residential
                                    --------------------  Comm'l                                                      % of Total
(dollars in thousands)               Constr     Mtgs     R-Estate    Comm'l      Leases    Installment     Total     by Location
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                             $      14   $ 1,533   $     64     $    93          -        $   145    $ 1,849         14.69%
Augusta                                   656       392          -           -          -              -      1,048          8.33%
Jacksonville                                -        22          -           -          -              -         22          0.17%
Savannah                                  291         -          -           -          -              -        291          2.31%
Hinesville                                703       145        363           -          -              -      1,211          9.62%
All other locations                        28       842          -           -      2,508             67      3,445         27.37%
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-accrual                     1,692     2,934        427          93      2,508            212      7,866         62.49%
-----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                   433       322        891         304          -             74      2,024         16.08%
Augusta                                   155         -          -           -          -              -        155          1.23%
Hinesville                                324         -          -           -          -              -        324          2.57%
-----------------------------------------------------------------------------------------------------------------------------------
Total potential problem loans             912       322        891         304          -             74      2,503         19.88%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                    71        34        220         429          -              -        754          5.99%
Augusta                                     -       235          -           -          -              -        235          1.87%
Jacksonville                              454         -          -           -          -              -        454          3.61%
All other locations                       450       325          -           -          -              -        775          6.16%
-----------------------------------------------------------------------------------------------------------------------------------
Total real estate owned(1)                975       594        220         429          -              -      2,218         17.63%
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type        $   3,579   $ 3,850   $  1,538     $   826    $ 2,508        $   286    $12,587        100.00%
-----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type       28.43%    30.59%     12.22%       6.56%     19.93%          2.27%    100.00%
--------------------------------------------------------------------------------------------------------------------

     (1) Does not include reserves of $144,000; real estate owned, net equals $2,074,000.

Concentrations to Single Borrowers

     The Bank has lease exposure, to one company, of $1,780,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. The trustee has made settlement offers to the Bank which have been declined.

     In addition, one borrower, in Hinesville, Georgia, has non-accrual and potential problem loans of $1,360,000 at March 31, 1997. This borrower has $997,000 of construction loans and $363,000 of commercial real estate loans which are in process of collection. Currently, the borrower is 45 days delinquent and the total exposure is $1,299,000. There were no other relationships with single borrowers, which are significant, included in total problem assets.

Loan impairment

     At March 31, 1997 and 1996, $1,780,000 and $3,429,000, respectively, of impaired loans, were on a non-accrual basis, while during the same periods, $0 and $675,000, respectively, of impaired loans were on an accrual basis. Impaired loans are defined as all non-performing loans except residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At March 31, 1997 and 1996, the valuation allowance related to these impaired loans was $459,000 and $1,310,000, respectively, which is included in the reserve for loan losses as presented in the tables on the following page. At March 31, 1997 and 1996, the Company had $0 and $171,000, respectively, in impaired loans with no related loan loss reserve. For the years ended March 31, 1997 and 1996, the Company charged-off $2,405,000 and $0 against loan loss reserves related to impaired loans, respectively. For the years ended March 31, 1997 and 1996, the average recorded investment in impaired loans was $3,193,000 and $2,213,000, respectively. The Company recognized interest income on impaired loans of $11,000 and $273,000 for the years ended March 31, 1997 and 1996, respectively.

     The Company uses either the cash or cost recovery method to record cash receipts on impaired loans that are on non-accrual. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

Reserve for loan losses

     The Company set aside $2,652,000 and $1,000,000, respectively, of additional reserves for possible loan losses during the years ended March 31, 1997 and 1996. At March 31, 1997, reserves represented .98 percent of average loans outstanding during the period, decreasing from 1.20 percent at March 31, 1996. Charge-offs in fiscal 1997 were $3,124,000 versus $592,000 in fiscal 1996 and $894,000 in 1995. In fiscal 1997, charge-offs represented .59 percent of average loans receivable versus .13 percent for fiscal 1996 and .27 percent in 1995. Charge-offs increased due to the decline in the quality of the Company's lease portfolio. Charge-offs related to this decline were primarily related to a single lessor in the amount of $1,946,000. All outstanding obligations of this lessor have been charged off to the reserve and, therefore, no further reserve is required in connection with this relationship. Loan loss reserves totaled $5,198,000 and $5,464,000, respectively, at March 31, 1997 and 1996. Loan loss reserves to total problem assets decreased 8.32 percent from 45.57 percent at March 31, 1996 to 41.78 percent at March 31, 1997. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for loan losses.


ANALYSIS OF THE RESERVE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------
March 31,                                   1997         1996       1995        1994         1993
(dollars in thousands)
----------------------------------------------------------------------------------------------------
Reserve for loan losses,
   beginning of year                        $  5,464    $  4,704    $  4,791    $  2,781    $  1,157
Charge-offs:
   Real estate-construction                       86          44         165          10         184
   Real estate-mortgage                          160         326         524         251         432
   Consumer and other                             59          42          77          15          65
   Commercial                                    413         180         128           9          44
   Commercial leases                           2,406           -           -           -           -
----------------------------------------------------------------------------------------------------
    Total charge-offs                          3,124         592         894         285         725
Recoveries                                       206         352         164         129          31
----------------------------------------------------------------------------------------------------
Net charge-offs                                2,918         240         730         156         694
Reserve on purchased loans                         -           -           -           -       1,528
Reserve from acquisitions                          -           -           -       1,132           -
Provision for loan losses                      2,652       1,000         643       1,034         790
----------------------------------------------------------------------------------------------------
Reserve for loan losses, end of year           5,198       5,464       4,704       4,791       2,781
----------------------------------------------------------------------------------------------------
Average loans outstanding for the
  period                                    $531,619    $453,636    $336,647    $281,235    $215,600
----------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans                                         0.55%       0.05%       0.22%       0.06%       0.32%
----------------------------------------------------------------------------------------------------




     ALLOCATION OF THE RESERVE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------------------
March 31,                   1997                1996             1995                  1994                  1993
--------------------------------------------------------------------------------------------------------------------------------
                              Dollar             Dollar              Dollar              Dollar               Dollar
(dollars in thousands)        Amount   %(1)      Amount     %(1)     Amount     %(1)     Amount     %(1)      Amount      %(1)
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of
period applicable to:
Real Estate -
   First mortgage loans       $  791     43     $   693      47     $   761      48      $  576       41     $   449         51
   Second mortgage loans         713      7         262       3         148       3         350        4         129          5
   Construction                1,027     36       1,078      36       1,173      36       1,064       39         460         31
Commercial                        21      8         121       6         116       5          68        5           -          4
Commercial leases                724      3       1,593       6         296       7         308        8         188          7
Consumer and other               220      3          34       2          72       1         139        3          16          2
Unallocated                    1,702      -       1,683       -       2,138       -       2,286        -       1,539          -
--------------------------------------------------------------------------------------------------------------------------------
Total                         $5,198    100     $ 5,464     100     $ 4,704     100      $4,791      100     $ 2,781        100
--------------------------------------------------------------------------------------------------------------------------------


(1) Loan balance in each category expressed as a percentage of total loans.

INVESTMENT SECURITIES

     During fiscal 1997, investment securities decreased 7.8 percent over the prior year. At March 31, 1997, the Company had total investments in securities of $148,828,000 versus $161,329,000 at March 31, 1996. At March 31, 1994, the
Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes.

     The investment securities portfolio at March 31, 1997, was comprised of $51,907,000 of investment securities held to maturity at amortized cost. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, the Company had an estimated market value of $96,921,000 of investment securities available for sale at March 31, 1997. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $1,025,000 at March 31, 1997, and a net unrealized loss of $519,000 at March 31, 1996.

     Included in other securities at March 31, 1997 and 1996 are $2,696,936 and $3,676,000, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. These securities are rated Aa2 by Moody's and AA by Standard & Poors. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1997, 1996 or 1995.

     The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,
                                                         ---------------------------------------------------------------
                                                                1997                 1996                  1995
------------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
   US Treasury and US Government Agencies                           $ 27,780            $  27,450             $  37,611
   Mortgage-backed securities                                          6,406                8,087                10,009
   Corporate bonds                                                     7,429                8,420                10,376
   Other debt securities                                              10,292               11,384                18,582
------------------------------------------------------------------------------------------------------------------------
          Total                                                       51,907               55,341                76,578
------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
   US Treasury and US Government Agencies                             15,176               21,205                11,704
   Mortgage-backed securities                                         62,352               67,956                14,610
   Corporate bonds                                                     2,005                2,028                     -
   Equity securities-preferred  stock                                 13,418                9,629                 6,846
   Other debt securities                                               3,970                5,170                     -
------------------------------------------------------------------------------------------------------------------------
          Total                                                       96,921              105,988                33,160
------------------------------------------------------------------------------------------------------------------------
Total Investment Securities:
   US Treasury and US Government Agencies                             42,956               48,655                49,315
   Mortgage-backed securities                                         68,758               76,043                24,619
   Corporate bonds                                                     9,434               10,448                10,376
   Equity securities-preferred stock                                  13,418                9,629                 6,846
   Other debt securities                                              14,262               16,554                18,582
------------------------------------------------------------------------------------------------------------------------
          Total                                                     $148,828            $ 161,329             $ 109,738
------------------------------------------------------------------------------------------------------------------------




The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of securities held in the Bank's portfolio, for the periods indicated:

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

---------------------------------------------------------------------------------------------------------------------------------
                                                Investment Securities Held to              Securities Available for Sale
                                                   Maturity March 31, 1997                        March 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                Amortized            Weighted             Estimated              Weighted
(dollars in thousands)                             Cost           Average Yield          Fair Value          Average Yield(1)
---------------------------------------------------------------------------------------------------------------------------------
US Treasury and US Government Agencies:
   Within 1 year
   1-5 years                                          $  2,001               4.96%              $   3,244                  5.46%
   5-10 years                                           20,779               6.97%                 10,943                  6.22%
   More than 10 years                                    5,000               7.32%                    989                  7.06%
                                                             -                   -                      -                      -
---------------------------------------------------------------------------------------------------------------------------------
      Total                                             27,780               6.89%              $  15,176                  6.11%
---------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
Government National Mortgage
Association
   Within 1 year                                             -                   -                      -                      -
   1 to 5 years                                              -                   -                      -                      -
   5 to 10 years                                             -                   -                 29,468                  7.36%
   More than 10 years                                    2,978               6.66%                 23,369                  6.99%
---------------------------------------------------------------------------------------------------------------------------------
      Total                                              2,978               6.66%                 52,837                  7.20%
---------------------------------------------------------------------------------------------------------------------------------
Federal National Mortgage Assn.
   Within 1 year                                             -                   -                      -                      -
   1 to 5 years                                              -                   -                    513                  6.61%
   5 to 10 years                                             -                   -                      -                      -
   More than 10 years                                      705               6.18%                  6,059                  8.58%
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                705               6.18%                  6,572                  8.43%
---------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage Corp.
   Within 1 year                                             -                   -                      -                      -
   1 to 5 years                                              -                   -                      -                      -
   5 to 10 years                                             -                   -                  1,218                  8.50%
   More then 10 years                                        -                   -                  1,725                  8.50%
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                  -                   -                  2,943                  8.50%
---------------------------------------------------------------------------------------------------------------------------------
Other:
   Within 1 year                                             -                   -                     54                  6.09%
   1 to 5 years                                              -                   -                    687                  4.62%
   5 to 10 years                                             -                   -                  1,256                  5.05%
   More then 10 years                                   13,015               6.77%                  1,973                  6.08%
---------------------------------------------------------------------------------------------------------------------------------
      Total                                             13,015               6.77%                  3,970                  5.50%
---------------------------------------------------------------------------------------------------------------------------------
Corporate Debt:
   Within 1 year                                             -                   -                      -                      -
   1 to 5 years                                          4,991               7.83%                  2,005                  7.31%
   5 to 10 years                                         2,438               8.33%                      -                      -
   More then 10 years                                        -                   -                      -                      -
---------------------------------------------------------------------------------------------------------------------------------
      Total                                              7,429               7.99%                  2,005                  7.31%
---------------------------------------------------------------------------------------------------------------------------------
Preferred Stock:
   Within 1 year                                             -                   -                      -                      -
   1 to 5 years                                              -                   -                      -                      -
   5 to 10 years                                             -                   -                      -                      -
   More than 10 years                                        -                   -                 13,418                  7.05%
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                  -                   -                 13,418                  7.05%
---------------------------------------------------------------------------------------------------------------------------------
Total Securities:
   Within 1 year                                         2,001               4.96%                  3,298                  5.47%
   1 to 5 years                                         25,770               7.13%                 14,148                  6.31%
   5 to 10 years                                         7,438               7.65%                 32,931                  7.31%
   More than 10 years                                   16,698               6.73%                 46,544                  7.23%
---------------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 51,907               6.99%              $  96,921                  7.06%
---------------------------------------------------------------------------------------------------------------------------------

(1) Weighted average yield computed using amortized cost.

DEPOSITS

     Deposits are the Company's primary funding source. Total deposits grew by $99,266,000 million or 21.7 percent to $557,724,000 at March 31, 1997, from
$458,458,000 at March 31, 1996. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fourteen branches. Management believes that the majority of new accounts are a result of the continued trend in consolidation of financial institutions in the metropolitan Atlanta market and the desire of customers to deal with an independent, local financial institution.

     The growth in deposits was primarily in certificates of deposit with maturities one year or less which grew 38.6 percent to $308,459,000 at March 31, 1997, from $222,551,000 at March 31, 1996. Certificates of deposit $100,000 and greater were 13.7 percent of total deposits at March 31, 1997, and 9.5 percent at March 31, 1996. In addition, at March 31, 1997, 23.9 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The Bank does not actively solicit deposits outside of its local market area. At the same time, the weighted average interest rate on deposits at March 31, 1997 decreased 9 basis points to 4.84 percent from 4.93 percent. Demand deposits including checking accounts, savings accounts and money market accounts were
35.5 percent of the Company's deposits at March 31, 1997.

     The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.


MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(in thousands)

                                             Certificates of
                                                 Deposit
                                             March 31, 1997
--------------------------------------------------------------
3 months or less                                    $  20,635
Over 3 months through 6 months                         14,775
Over 6 months through 12 months                        22,934
Over 12 months                                         18,282
--------------------------------------------------------------
      Total outstanding                             $  76,626
--------------------------------------------------------------


DEPOSIT MIX
The following table exhibits the Company's composition of deposits at March 31 for the years indicated.

----------------------------------------------------------------------------------------- ----------------------------------------
At March 31,                                                     1997                                        1996
----------------------------------------------------------------------------------------- ----------------------------------------
(dollars in thousands)                               Amount              % of Total              Amount             % of Total
---------------------------------------------------------------------------------------- -----------------------------------------
Non-interest bearing deposits                             $ 29,843                 5.4%               $22,349                 4.9%
2.25% Interest bearing deposits                             48,923                 8.8%                45,529                 9.9%
2.50% Savings                                               46,353                 8.3%                47,069                10.3%
2.25%-2.50% Money Markets                                   20,902                 3.8%                18,279                 4.0%
Certificate accounts less than $100,000
   2.50% - 5.99%                                           253,219                45.4%               172,080                37.5%
   6.00% - 7.99%                                            80,524                14.4%               101,437                22.1%
   8.00% - 10.00%                                            1,334                 0.2%                 8,172                 1.8%
Certificate accounts $100,000 and greater
   ranging between 2.50% - 10.25%                           76,626                13.7%                43,543                 9.5%
---------------------------------------------------------------------------------------- ------------------------------------------
      Total                                               $557,724               100.0%              $458,458               100.0%
---------------------------------------------------------------------------------------- ------------------------------------------

AVERAGE DEPOSIT BALANCES AND RATES

     The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.

------------------------------------------------------------------------------------------------------
                                          1997                     1996                    1995
------------------------------------------------------------------------------------------------------
                                  Average     Average     Average     Average     Average     Average
(dollars in thousands)             Rate        Amount       Rate      Amount       Rate      Amount
--------------------------------------------------------- --------------------------------------------
Demand deposits:
   Checking                           1.36%    $  72,858      1.69%   $  63,576      1.66%   $  65,223
   Savings                            2.44%       46,157      2.49%      46,583      2.67%      57,739
   Money Market                       2.54%       19,541      2.79%      19,973      1.94%      31,620
Certificates of deposits              5.90%      382,117      6.17%     292,021      5.45%     205,323
--------------------------------------------------------- --------------------------------------------
      Total                           4.84%    $ 520,673      4.93%   $ 422,153      4.01%   $ 359,905
--------------------------------------------------------- --------------------------------------------


BORROWINGS

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 1997, advances were $141,383,000 down from $168,200,000 at March 31, 1996. The weighted average interest rate on these borrowings was 6.80 percent and 5.53 percent at March 31, 1997 and 1996, respectively.

     The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:

SHORT-TERM BORROWINGS

----------------------------------------------------------------------------
(dollars in thousands)            At March 31,        Maximum   Average
----------------------------------------------------------------------------
1997:
Balances outstanding                  $124,392       $177,445      $135,180
Weighted average rate                     6.85%          5.75%         5.47%
----------------------------------------------------------------------------
1996:
Balances outstanding                  $149,700       $149,700      $115,350
Weighted average rate                     5.41%          5.41%         5.97%
----------------------------------------------------------------------------
1995:
Balances outstanding                  $109,378       $112,738     $  50,978
Weighted average rate                     6.78%          6.54%         5.74%
----------------------------------------------------------------------------


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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

     The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Over recent years increases in core deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. In recent years the Company has also experienced significant growth in assets. Total assets increased $87,498,000 over the previous year and were funded by deposits which increased $99,266,000. The Company's core deposits and stockholders' equity funded 76 percent and 71 percent of total assets at March 31, 1997, and March 31, 1996, respectively. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At March 31, 1997, advances stood at $141,383,000 or 17.2 percent of total assets versus $168,200,000 or 22.8 percent of total assets at March 31, 1996. Under current regulations, the Bank is required to maintain liquid assets at 5 percent or more of its net withdrawal deposits for short term borrowings. At March 31, 1997, the Company had commitments to originate fixed rate mortgage loans of approximately $17,080,000 and commitments to originate variable rate mortgage loans of approximately $7,612,000 with terms of up to thirty years and interest rates ranging from 6.5 percent to 10.75 percent. The Company had commitments to sell mortgage loans of approximately $58,303,000 at March 31, 1997. In addition, the Company is committed to loan funds on unused variable rate lines of credit approximately $19,773,000 at March 31, 1997. The Company's funding sources for these commitments include deposits and FHLB advances.

     Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans, permanent mortgage loans and SBA loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations increased 10.7 percent to $554,092,000 for fiscal 1997 compared to $500,686,000 for fiscal 1996. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $24,692,000 at March 31, 1997, from $21,900,000 at March 31, 1996.

CASH FLOWS FROM OPERATING ACTIVITIES

     For the year ending March 31, 1997, the Company generated $40,478,000 of cash flows from operating activity compared to $30,995,000 in cash used by operating activities for the year ending March 31, 1996. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the 12 months ending March 31, 1997, the Company originated $554,092,000 of loans held for sale and sold $583,762,000 of loans held for sale. This resulted in a $29,670,000 source of cash. This compares to the fiscal year ending March 31, 1996, when the Company originated $500,686,000 of loans held for sale and sold $449,354,000 of loans held for sale, resulting in a $51,332,000 use of cash.

CASH FLOWS FROM INVESTING ACTIVITIES

     During the year ended, the Company used $111,338,000 of cash for investing activities compared to $109,958,000 for the year ending March 31, 1996. Loan originations net of repayments represented 80.1 percent of cash used or $89,630,000 compared to 28.6 percent or $31,410,000 for the fiscal year ending March 31, 1996. In addition, the Company purchased investment securities held to maturity of $20,588,000 and $15,111,000 of securities available for sale representing 32.1 percent of total cash used for investing activities during the year ending March 31, 1997. For the year ending March 31, 1996, comparatively, the Company purchased $12,569,000 of investment securities held to maturity and $72,801,000 of investment securities available for sale representing 77.6 percent of cash used in investing activities. The Company also purchased $18,022,000 of loans receivable for the year ending March 31, 1997, versus $15,949,000 for the year ending March 31, 1996. Finally, during the year ended March 31, 1997, the Company used funds of $16,870,000 for investment in real estate compared to $10,239,000 during the year ended March 31, 1996.

CASH FLOW FROM FINANCING ACTIVITIES

     Cash provided from financing activities during the 12 months ending March 31, 1997, was $76,824,000 compared to $144,175,000 during the 12 months ending March 31, 1996. FHLB advances provided a significant source of funds during both fiscal 1997 and 1996. The Company borrowed $231,361,000 from the FHLB and repaid $258,178,000 during the 12 months ended March 31, 1997. This compares to borrowings of $299,011,000 and repayments of $247,954,000 for the 12 months ended March 31, 1996. The Company's deposits increased $99,266,000 for the 12 months ending March 31, 1997, $86,471,000 of this increase is attributable to increases in time deposits and $12,795,000 is attributable to increases in demand deposits. For the 12 months ending March 31, 1996, the Company's deposits increased $72,106,000, which is comprised of $70,081,000 of time deposits and $2,025,000 in demand deposits. In addition, the Company raised $21,483,000 during the 12 months ending March 31, 1996, and as a result of the secondary offering of common stock. The Company paid cash dividends to its shareholders of $2,842,000 for the 12 months ending March 31, 1997, and $1,568,000 for the 12 months ending March 31, 1996.

Capital

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 1997, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. Effective February 15, 1996, the Company raised $21,483,000 of capital in a secondary offering co-underwritten by Interstate/Johnson Lane and Morgan Keegan & Company, Inc. Substantially all of the proceeds were contributed to the Bank.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. The Bank paid $683,000 of dividends to the Company over the course of the year. In addition, during fiscal 1997, the Bank paid a dividend in the form of equity securities to the Company in the amount of $6,094,000.

REGULATORY CAPITAL

----------------------------------------------------------------------------------------------
At March 31, 1997               Actual                  Requirement                Excess
($ in 000's)             Amount         %           Amount         %        Amount       %
----------------------------------------------------------------------------------------------
Rick-based ratios:
  Tier 1 capital         $54,019        10.14     $21,311           4.0    $32,708        6.14
  Total capital           59,023        11.08      42,622           8.0     16,401        3.08
Tier 1 leverage           54,019         6.72      32,144           4.0     21,875        2.72
Tangible equity           54,019         7.05      11,499           1.5     42,520        5.55
-----------------------------------------------------------------------------------------------


RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", and SFAS No. 129, "Disclosure of Information About Capital Structure". The Company is required to adopt these new pronouncements effective January 1, 1998. Earlier application is not permitted. Management anticipates that the adoption of these new pronouncements will not have a material effect on the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the Report of Independent Public Accountants contained in the Annual Report to Stockholders are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA
Year ended March 31,
(in thousands except per share data, unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                    1997                                       1996
                                  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.   1st Qtr.
------------------------------------------------------------------------------------------------------------------
Interest income                   $  16,014  $ 16,645  $ 15,796  $ 15,330  $ 13,977  $ 13,439  $ 13,035  $  12,174
Interest expense                      8,598     8,752     8,295     7,984     7,744     7,357     7,099      6,621
------------------------------------------------------------------------------------------------------------------

Net interest income                   7,416     7,893     7,501     7,346     6,233     6,082     5,936      5,553
Provision for loan losses               827       377       924       524       637       309        54          -
------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses          6,589     7,516     6,577     6,822     5,596     5,773     5,882      5,553
Other income                          4,016     2,860     3,477     2,558     3,113     3,248     2,587      1,905
Other expenses                       10,135     7,945     9,794     7,027     6,484     6,454     6,040      5,490
------------------------------------------------------------------------------------------------------------------

Income before income taxes              470     2,431       260     2,353     2,225     2,567     2,429      1,968
------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)            229       932       (88)      695       709       737       825        699
------------------------------------------------------------------------------------------------------------------
Net income                        $     241  $  1,499  $    348  $  1,658  $  1,516  $  1,830  $  1,604  $   1,269
------------------------------------------------------------------------------------------------------------------
Primary earnings per share
   of common stock                $     .04  $    .26  $    .06  $    .30  $    .34  $    .41  $    .36  $     .29
------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors and the Executive Officers of the Company and the Bank, the information contained under the section captioned `PROPOSAL 1-Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the section captioned "PROPOSAL 1-Election of Directors-Compensation of Executive Officers" in the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Ownership of Equity Securities", in the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Financial Statements

     1.   Reports of Independent Public Accountants Arthur Andersen LLP

     2.   Eagle Bancshares, Inc. and Subsidiaries
                Consolidated Statements of Financial Condition as of March 31,
                         1997, and 1996
                Consolidated Statements of Income for the Years Ended March 31,
                         1997, 1996 and 1995
                Consolidated Statements of Stockholders' Equity for the Years
                         Ended March 31, 1997, 1996 and 1995
                Consolidated Statements of Cash Flows for the Years Ended
                         March 31, 1997, 1996 and 1995
                Notes to Consolidated Financial Statements

B.   FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

C.   EXHIBITS

     3.1(A)  Restated Articles of Incorporation of the Company (Exhibit 3 to
             the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988.)
     3.1(B)  Articles of Amendment to Restated Articles of Incorporation of
             the Company (Exhibit 3(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1991).
     3.2     Bylaws of the Company, as amended (Exhibit 3(b) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September
             30, 1991).
     4       Shareholder Protection Rights Agreement dated as of January 26,
             1993 of (Exhibit 1 to the Company's Current Report on Form 8-K
             dated February 9, 1993).
     10.1    Employment Agreement dated as of October 1, 1993, between Tucker
             Federal Savings and Loan Association and Richard B. Inman, Jr.
             (Exhibit 10(c) to the Company's Annual Report on Form 10-K for
             the year ended March 31, 1995).*
     10.2    Employment Agreement dated as of January 1, 1994, between Tucker
             Federal Savings and Loan Association and Betty Petrides (Exhibit
             10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).*
     10.3    Employment Agreement dated January 1, 1994, between Eagle
             Service Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g) to
             the Company's Annual Report on Form 10-K for the year ended
             March 31, 1995).*
     10.4    Tucker Federal Savings and Loan Association Directors'
             Retirement Plan (Exhibit 10(h) to the Company's Annual Report on
             Form 10-K for the year ended March 31, 1995).*
     10.5    Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive
             Plan (Exhibit 10(i) to the Company's Annual Report on Form 10-K
             for the year ended March 31, 1995).*
     10.6    Agreement for Advances and Security Agreement with Blanket
             Floating Lien dated as March 5, 1990 between Tucker Federal
             Savings and Loan Association and the Federal Home Loan Bank of
             Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the
             Company's Form S-2).
     11      Computation of per share earnings.
     13.1    Eagle Bancshares, Inc. 1997 Annual Report to Stockholders.
     21      Subsidiaries of the Registrant.
     23.1    Consent of Arthur Andersen LLP.
     27      Financial Data Schedule (For SEC use only)
             * The referenced exhibit is a compensatory contract, plan or arrangement.

D.   REPORTS ON FORM 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC.

July 14, 1997                                    By:/s/ Conrad J. Sechler, Jr.
                                                 -------------------------------
                                                         Conrad J. Sechler, Jr.
                                                         Chairman of the Board,
                                                         President and
                                                         Principal Executive
                                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 1997                                    By:/s/ Conrad J. Sechler, Jr.
                                                 -------------------------------
                                                         Conrad J. Sechler, Jr.
                                                         Chairman of the Board
                                                         and President

July 14, 1997                                    By:/s/ Walter C. Alford
                                                 -------------------------------
                                                        Walter C. Alford
                                                        Director

July 14, 1997                                    By:/s/ Richard J. Burrell
                                                 -------------------------------
                                                        Richard J. Burrell
                                                        Director

July 14, 1997                                    By:/s/ Richard B. Inman, Jr.
                                                 -------------------------------
                                                        Richard B. Inman, Jr.
                                                        Director, Secretary and
                                                        Treasurer

July 14, 1997                                    By:/s/ Weldon A. Nash, Jr.
                                                 -------------------------------
                                                        Weldon A. Nash, Jr.
                                                        Director

July 14, 1997                                    By:/s/ George G. Thompson
                                                 -------------------------------
                                                        George G. Thompson
                                                        Director

INDEX OF EXHIBITS

      EXHIBIT NO.    DESCRIPTION                                       PAGE NO.
      -----------    -----------                                       --------
      3.1(A)         Restated Articles of Incorporation of the Company
                     (Exhibit 3 to the Company's Quarterly Report on
                     Form 10-Q for the quarter ended December 31,
                     1988.)
      3.1(B)         Articles of Amendment to Restated Articles of
                     Incorporation of the Company (Exhibit 3(a) to the
                     Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1991).
      3.2            Bylaws of the Company, as amended (Exhibit 3(b) to
                     the Company's Quarterly Report on Form 10-Q for
                     the quarter ended September 30, 1991).
      4              Shareholder Protection Rights Agreement dated as
                     of January 26, 1993 of (Exhibit 1 to the Company's
                     Current Report on Form 8-K dated February 9,
                     1993).
      10.1           Employment Agreement dated as of October 1, 1993,
                     between Tucker Federal Savings and Loan
                     Association and Richard B. Inman, Jr. (Exhibit
                     10(c) to the Company's Annual Report on Form 10-K
                     for the year ended March 31, 1995).*
      10.2           Employment Agreement dated as of January 1, 1994,
                     between Tucker Federal Savings and Loan
                     Association and Betty Petrides (Exhibit 10(f) to
                     the Company's Annual Report on Form 10-K for the
                     year ended March 31, 1995).*
      10.3           Employment Agreement dated January 1, 1994,
                     between Eagle Service Corporation and Conrad J.
                     Sechler, Jr. (Exhibit 10(g) to the Company's
                     Annual Report on Form 10-K for the year ended
                     March 31, 1995).*
      10.4           Tucker Federal Savings and Loan Association
                     Directors' Retirement Plan (Exhibit 10(h) to the
                     Company's Annual Report on Form 10-K for the year
                     ended March 31, 1995).*
      10.5           Eagle Bancshares, Inc. 1994 Directors Stock Option
                     Incentive Plan (Exhibit 10(i) to the Company's
                     Annual Report on Form 10-K for the year ended
                     March 31, 1995).*
      10.6           Agreement for Advances and Security Agreement with
                     Blanket Floating Lien dated as March 5, 1990
                     between Tucker Federal Savings and Loan
                     Association and the Federal Home Loan Bank of
                     Atlanta as amended as of September 7, 1995
                     (Exhibit 10.6 to the Company's Form S-2).
      11             Computation of per share earnings.
      13.1           Eagle Bancshares, Inc. 1997 Annual Report to
                     Stockholders.
      21             Subsidiaries of the Registrant.
      23.1           Consent of Arthur Andersen LLP.
      27             Financial Data Schedule (For SEC use only)
                     * The referenced exhibit is a compensatory
                     contract, plan or arrangement.