Form 10-Q
period 1997-06-30
EAGLE BANCSHARES INC
filed 1997-08-19
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ...............  to ............
Commission file number 0-14379
                       --------

                             EAGLE BANCSHARES, INC.
           ----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Georgia                            58-1640222
                     -----------------------------------------------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

          4305 Lynburn Drive, Tucker, Georgia                30084-4441
         ---------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (770) 908-6690
           ----------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
           ----------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

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
Yes     No        NOT APPLICABLE
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                   Outstanding at July 31, 1997
             -----------------------------        ----------------------------
             Common Stock, $1.00 Par Value              5,659,694 shares

                           Index of Exhibit on Page 24

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I.  Financial Information

   Item 1.  Financial Statements

         Consolidated Statements of Income -
         Three months ended June 30, 1997 and 1996                           3

         Consolidated Statements of Financial Condition at
         June 30, 1997 and March 31, 1997                                    4

         Consolidated Statements of Cash Flows -
         Three months ended June 30, 1997 and 1996                           5

         Notes to Consolidated Financial Statements                          7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

PART II. Other Information

         Item 1. Legal Proceedings                                          22

         Item 2. Changes in Securities                                      22

         Item 3. Defaults upon Senior Securities                            22

         Item 4. Submission of Matters to a Vote of Security Holders        22

         Item 5. Other Information                                          22

         Item 6. Exhibits and Reports on Form 8-K                           22

         Signatures                                                         23

         Index of Exhibits                                                  24

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                                                       Three Months Ended
(in thousands except per share data)                                                   June 30,
                                                                                    1997      1996
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                              $14,078   $12,181
   Interest on mortgage-backed securities                                           1,305     1,420
   Interest on securities and other interest-earning assets                         1,674     1,729
----------------------------------------------------------------------------------------------------
          Total interest income                                                    17,057    15,330
----------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                             6,797     5,868
   Interest on FHLB advances and other borrowings                                   2,443     2,116
----------------------------------------------------------------------------------------------------
          Total interest expense                                                    9,240     7,984
----------------------------------------------------------------------------------------------------

   Net interest income                                                              7,817     7,346
PROVISION FOR LOAN LOSSES                                                             717       524
----------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                              7,100     6,822
----------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Mortgage production fees                                                         2,078     1,338
   Gain on sale of investment in real estate                                          226       191
   Real estate commissions, net                                                       106        96
   Service charges                                                                    541       408
   Gain on sale of loans                                                               16        25
   Miscellaneous                                                                      522       486
----------------------------------------------------------------------------------------------------
          Total other income                                                        3,489     2,544
----------------------------------------------------------------------------------------------------

 NONINTEREST EXPENSES:
   Salaries and employee benefits                                                   4,720     4,194
   Net occupancy expense                                                            1,035       863
   Data processing expense                                                            548       264
   Federal insurance premium                                                           69       200
   Marketing expense                                                                  271       203
   Provision for losses on real estate acquired in the settlement of loans            120        --
   Miscellaneous                                                                    1,608     1,289
----------------------------------------------------------------------------------------------------
          Total other expenses                                                      8,371     7,013
----------------------------------------------------------------------------------------------------

   Income before income taxes                                                       2,218     2,353
INCOME TAX EXPENSE                                                                    658       695
----------------------------------------------------------------------------------------------------
Net income                                                                        $ 1,560   $ 1,658
----------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                                $   .27   $   .29
----------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                               JUNE 30,     March 31,
(dollars in thousands except per share data)                                     1997         1997
ASSETS:
  Cash and amounts due from banks                                             $  16,905       17,405
  Federal funds sold                                                             19,200        8,470
  Accrued interest receivable                                                     5,748        5,472
  Securities available for sale                                                  97,205       96,921
  Investment securities held to maturity                                         45,242       51,907
  Loans held for sale                                                            59,217       62,882
  Loans receivable, net                                                         541,071      515,749
  Investment in real estate                                                      25,878       25,828
  Real estate acquired in settlement of loans, net                                2,268        2,074
  Stock in Federal Home Loan Bank, at cost                                        8,617        7,864
  Premises and equipment, net                                                    20,848       20,379
  Deferred income taxes                                                           1,656        2,284
  Other assets                                                                    4,635        6,647
                                                                              ----------------------
          Total assets                                                        $ 848,490    $ 823,882
                                                                              ----------------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                      579,113      557,724
  Federal Home Loan Bank advances and other borrowings                          164,058      153,805
  Advance payments by borrowers for property taxes and insurance                  1,523        1,279
  Drafts outstanding                                                             20,914       29,043
  Accrued expenses and other liabilities                                         12,432       14,157
                                                                              ----------------------
          Total liabilities                                                   $ 778,040    $ 756,008
                                                                              ----------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized,
    5,961,494 shares issued at June 30 and March 31, 1997                         5,961        5,961
  Additional paid-in capital                                                     36,628       36,628
  Retained earnings                                                              28,947       28,236
  Net unrealized gain (loss) on securities available for sale, net of taxes         662       (1,025)
  Employee Stock Ownership Plan note payable                                       (672)        (836)
  Unamortized restricted stock                                                       --          (14)
  Treasury stock, 301,800 shares at cost                                         (1,076)      (1,076)
                                                                              ----------------------
          Total stockholders' equity                                             70,450       67,874
                                                                              ----------------------
          Total liabilities and stockholders' equity                          $ 848,490    $ 823,882
                                                                              ----------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)
Three Months ended June 30,                                                     1997         1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $   1,560    $   1,658
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                        522          410
   Provision for loan losses                                                       717          524
   Provision for losses on real estate acquired in settlement of loans             120           --
   Gain on sale of investments                                                      --           (6)
   Loss (gain) on sale of real estate acquired in settlement of loans               --           (7)
   Gain on sale of investment in real estate                                      (226)        (191)
   Gain on sale of loans                                                           (16)         (25)
   Amortization of restricted stock award                                           14           39
   Deferred income tax (benefit) expense                                           (67)          22
   Amortization of deferred loan fees                                             (684)        (464)
   Proceeds from sale of loans held for sale                                   157,373      156,947
   Originations of loans held for sale                                        (153,708)    (158,469)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                           (276)        (829)
     Decrease (increase) in other assets                                         1,964         (487)
     Increase (decrease) in drafts outstanding                                  (8,129)       1,878
     Increase (decrease) in accrued expense and other liabilities               (1,725)      (1,411)
----------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                      (2,561)        (411)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                 (1,000)      (6,419)
     Proceeds from sale of securities available for sale                            --        2,413
     Purchases of investment securities held to maturity                            --       (5,000)
     Principal payments received on securities available for sale                1,091        1,197
     Principle payments received on investment securities held to maturity         373          921
     Proceeds from calls of securities available for sale                        1,500           --
     Proceeds from maturities of securities available for sale                     500        3,057
     Proceeds from maturities of investment securities held to maturity          6,300           --
     Loan originations, net of repayments                                      (25,718)      (8,011)
     Purchases of loans receivable                                                 (83)        (139)
     Proceeds from sale of real estate acquired in settlement of loans             148          278
     Purchases of FHLB stock                                                      (839)      (1,165)
     Redemption of FHLB stock                                                       86        2,354
     Purchase of premises and equipment, net                                      (922)      (1,173)
     Additions to investment in real estate                                       (750)      (2,677)
     Proceeds from sale of investment in real estate                               904        1,205
----------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                   $ (18,410)   $ (13,159)
----------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Three Months ended June 30,                                               1997        1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                           $ 18,602    $ 43,230
  Net change in demand deposit accounts                                    2,787         470
  Repayment of FHLB advances and other borrowings                        (66,417)    (72,803)
  Proceeds from FHLB advances and other borrowings                        76,670      43,335
  Dividends paid                                                            (849)       (792)
  Principal reduction of ESOP debt                                           164          --
  Increase (decrease) in advance payments from borrowings for
    property taxes and insurance                                             244         379
---------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                    31,201      13,819
---------------------------------------------------------------------------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   10,230         249
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            25,875      19,911
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 36,105    $ 20,160
---------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
---------------------------------------------------------------------------------------------
   Interest                                                             $  8,969    $  8,286
---------------------------------------------------------------------------------------------
   Income Taxes                                                         $    565    $    404
---------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing activities:
---------------------------------------------------------------------------------------------
   Acquisition of real estate in settlement on loans                    $    462    $    258
---------------------------------------------------------------------------------------------
   Loans made to finance real estate acquired in settlement of loans    $     --    $    295
---------------------------------------------------------------------------------------------

Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 1997


A. Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1997, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

B. Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

C. Commitments and Contingencies

         The Bank acquired the assets of Prime Lending Division of Southern Federal Savings and Loan Association (the "Division") (now a division of PrimeEagle) from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an operating agreement with a corporation owned by two individuals who participate in the profits and losses pursuant to the agreement. The term of the agreement is for five years and is automatically renewable for an additional three-year period unless either party gives at least 90 days' prior written notice of their desire not to renew (August 25, 1997). In the event that the Bank elects not to renew the agreement, the two individuals have the right, but not the obligation, to purchase certain assets of the Division for 75% of their appraised fair market value, upon assuming all obligations associated with the Division. The specific impact of nonrenewal on the financial condition of the Company, if any, cannot be determined at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share                                                                 % Change
data)                                                           Quarter Ended                     June 30, 1997 from
                                                  June 30,        March 31,       June 30,       March 31,     June 30,
For the quarter:                                    1997            1997            1996           1997          1996
                                                  ---------------------------------------------------------------------
Net income                                        $  1,560        $    240        $  1,658        550.00         (5.91)
Per common share:
  Net income                                           .27             .04             .29        575.00         (6.90)
  Dividends declared                                   .15             .15             .15            --            --
  Book value per share                               12.45           11.99           12.04          3.84          3.41
  Average common shares outstanding                  5,811           5,715           5,715          1.68          1.68

Profitability ratios: (%)
  Return on average assets                             .77             .12             .90        541.67         14.44
  Return on average equity                            8.97            1.42            9.91        531.69         (9.49)
  Efficiency ratio                                   74.04           85.64           70.91        (13.55)         4.41
  Net interest margin - taxable equivalent            4.23            4.23            4.39            --         (3.64)
  Equity to assets                                    8.30            8.24            8.85           .73         (6.21)
At quarter end:
  Loans held for sale                             $ 59,217        $ 62,882        $ 94,074         (5.83)       (37.05)
  Loans receivable, net                            541,071         515,749         418,833          4.91         29.19
  Reserve for loan losses                            5,761           5,198           5,035         10.83         14.42
  Assets                                           848,490         823,882         751,122          2.99         12.96
  Deposits                                         579,113         557,724         502,159          3.84         15.32
  FHLB advances and other borrowings               164,058         153,805         144,869          6.67         13.25
  Stockholders' equity                              70,450          67,874          66,508          3.79          5.93

Overview

         Net income for the current quarter, decreased $98,000 to $1,560,000 or $.27 per share from $1,658,000 or $.29 per share for the same quarter one year ago. The decline was primarily due to a 36.83% increase in loan loss provisions. In addition, increases in noninterest expense of 19.36% also contributed but were somewhat mitigated by the 37.15% increase in noninterest income.

         Net income for the quarter was 5 times greater than fourth quarter net income of $240,000 or $.04 per share. The increase is directly attributable to the one time merger related expenses charged during the fourth quarter of $1,685,000. Net income, for the fourth quarter, excluding merger-related expense, would have been $1,925,000 or $.34 per share.

Earnings Highlights
(First quarter Fiscal 1998 compared to First quarter Fiscal 1997)

- Noninterest income increased $945,000 to $3,489,000 from $2,544,000 for the same quarter one year ago. Increases in mortgage production fees and service charges were the main contributors to the increase.

- Return on average shareholders' equity declined to 8.97%, from 9.91% in the first quarter last year.

- Return on average assets declined to 0.77% from 0.90% in the first quarter last year.

- Loan loss provisions increased $193,000 to $717,000 from $524,000 for the same quarter one year ago. The Company's total problem assets declined to 1.38% of total assets.

- Noninterest expenses increased $1,358,000 to $8,371,000 from $7,013,000 for the same quarter one year ago. This increase is directly attributable to the Company's growth.

Net Interest Income

         In the first quarter, net interest income increased $471,000 to $7,817,000. The growth was achieved through a 16.63% increase in average loans and a 10 basis-point decline in the net interest spread.

Noninterest income

         Noninterest income rose 37.15% to $3,489,000 in the first quarter of 1998. This growth was primarily attributable to higher levels of mortgage production fees, income from deposit accounts, and fees from Eagle Real Estate Advisors, the Company's real estate subsidiary.

Efficiency

         In the first quarter of fiscal 1998, the efficiency ratio deteriorated approximately 3.13% to 74.04%, compared to 70.91% in the first quarter of fiscal 1997. The Company is currently analyzing each business unit to determine the profitability of each line of business. Management is also redesigning workflow and making technology enhancements to improve efficiencies in its community banking and mortgage banking lines of business.

Credit Quality

         Total nonperforming assets were $9,049,000 on June 30, 1997, or 1.67% of net loans receivable compared to 2.37% on June 30, 1996. The reserve for loan losses totaled $5,761,000 at quarter end, or 84.96% of non-performing loans, compared to $5,035,000 or 62.52% one year earlier. During the quarter, the provision for loan losses was $717,000, exceeding net charge-offs of $154,000. Net charge-offs for the quarter equaled 0.03% of average loans, a decrease when compared to 0.19% for the first quarter last year.

Capital Strength

         Total shareholders' equity was $70,450,000 on June 30, 1997. This represented 8.30% of period-end assets, compared to 8.85% at June 30, 1996. Book value per common share rose to $12.45 at the end of the quarter.

EARNINGS ANALYSIS

Net Interest Income

         Net interest income increased by $471,000 or 6.41% to $7,817,000 in the first quarter of fiscal 1997 from $7,346,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 10 basis points to 402 basis points from 412 basis points in the same period last year. The primary reason for the decline was the increase in the cost of interest bearing liabilities, specifically FHLB advances. Yield on interest earning assets increased 8 basis points to 9.14% from 9.06% while the cost of interest bearing liabilities increased 18 basis points to 5.12% from 4.94%.

         Interest income received on loans increased $1,897,000 or 15.57% to $14,078,000 for the first quarter of fiscal 1998 from $12,181,000 million in fiscal 1997. The increase in interest received on loans is attributable to growth in the loan portfolio. Higher originations of home equity, consumer and commercial loans reflect the Company's change in loan mix. The yield on the loan portfolio declined 8 basis points at 9.62% for the quarter compared to 9.70% in the same quarter last year. Interest received on mortgage backed securities decreased $115,000 or 8.10% to $1,305,000 million for the first quarter of fiscal 1998 from $1,420,000 in the first quarter of fiscal 1997. Interest received on securities decreased $55,000 or 3.18% to $1,674,000 in fiscal 1998 from $1,729,000 in the prior period.

         Interest expense increased $1,256,000 or 15.73% to $9,240,000 for the first quarter of fiscal 1998 from $7,984,000 in the first quarter of fiscal 1997. This is primarily the result of growth in deposits. Interest expense on deposits increased $929,000 or 15.83% to $6,797,000 from $5,868,000 in the same period in the prior year. The cost of deposits remained stable at 4.85% during the quarter compared to 4.84% in the prior period. The Company's ability to attract checking accounts has played a major role in maintaining the cost of deposits and reflects a clear change in deposit mix. Interest expense on FHLB advances and other borrowings also increased $327,000 or 15.45% to $2,443,000 for the first quarter of fiscal 1998 from $2,116,000 in the first quarter of fiscal 1997. The Bank's cost of FHLB advances and other borrowings increased 81 basis points to 6.05% from 5.24% in the same period in the prior year.

Interest Rate Sensitivity

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin decreased to 4.23% during the first quarter of fiscal 1998 from 4.39% during the first quarter of fiscal 1997. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The decline in the net interest margin in the first quarter of fiscal 1998 was primarily attributable to the increase in the cost of interests bearing liabilities.

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 1997 and 1996:

AVERAGE BALANCE SHEET
Quarter ended June 30,                                              1997                                 1996
                                                      AVERAGE                   YIELD/     Average                   Yield/
(dollars in thousands)                                BALANCE     INTEREST       COST      Balance     Interest       Cost
---------------------------------------------------------------------------------------------------------------------------
Earning Assets
---------------------------------------------------------------------------------------------------------------------------
Loans(1)                                             $585,599     $14,078        9.62%    $502,108     $12,181        9.70%
Mortgage-backed securities                             70,114       1,305        7.44%      77,576       1,420        7.32%
FHLB stock                                              8,313         166        7.99%       8,436         152        7.21%
Taxable investments(2)                                 42,626         781        7.33%      51,771         934        7.22%
Tax-exempt investment securities(2)                    34,117         705        8.27%      35,127         668        7.61%
Interest earning deposits and Federal funds            12,187         168        5.51%       8,380         123        5.87%
---------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                         752,956      17,203        9.14%     683,398      15,478        9.06%
Non-interest earning assets                            60,068                               55,963
---------------------------------------------------------------------------------------------------------------------------
Total assets                                         $813,024                             $739,361
---------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
---------------------------------------------------------------------------------------------------------------------------
Savings accounts                                     $ 46,756     $   281        2.40%    $ 46,726     $   282        2.41%
Checking                                               78,995         292        1.47%      67,642         241        1.43%
Money market                                           22,614         150        2.65%      18,654         119        2.55%
Certificates of deposit                               411,758       6,074        5.90%     352,191       5,226        5.94%
---------------------------------------------------------------------------------------------------------------------------
Total deposits                                        560,123       6,797        4.85%     485,213       5,868        4.84%
Advances and other borrowings                         161,579       2,443        6.05%     161,631       2,116        5.24%
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    721,702       9,240        5.12%     646,844       7,984        4.94%
Non-interest bearing liabilities                       21,788                               25,594
Stockholders' equity                                   69,534                               66,923
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $813,024                             $739,361
---------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                          $ 7,963        4.02%                 $ 7,494        4.12%
Taxable-equivalent adjustment                                        (146)                                (148)
---------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                       $ 7,817                              $ 7,346
Net interest earning assets/net interest margin      $ 31,254                    4.23%    $ 36,554                    4.39%
Interest earning assets as a percentage of
  interest bearing liabilities                         104.33%                              105.65%
---------------------------------------------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income increased by $945,000 or 37.15% to $3,489,000 for the first quarter of 1998 from $2,544,000 for the same period last year. Mortgage production fees are the largest component of non-interest income and these fees increased $740,000 or 55.31% to $2,078,000 compared to $1,338,000 in the first quarter of fiscal 1997. The volume of loans sold in the secondary market was comparable for both quarters with $157,373,000 sold during the current period compared to $156,947,000 during the first quarter last year. The margin earned on these loans (mortgage production fees divided by mortgage volume sold) increased to 132 basis points in the current period compared to 85 basis points in the first quarter of fiscal 1997.

         During the first quarter of 1998, the Company sold 31 lots and recorded a gain on sale of investment in real estate of $226,000 compared to 45 lots and a gain of $191,000 for the same quarter in 1997.

         Service charges increased $133,000 or 32.60% to $541,000 in the first quarter of fiscal 1998 compared to $408,000 for the same period last year. This is the result of growth in the number of checking accounts during the year.

Non-Interest Expense

         Non-interest expense increased by $1,358,000 or 19.36% to $8,371,000 for the first quarter of fiscal 1998 from $7,013,000 for the same period last year. The Company's efficiency ratio was 74.04% for the first quarter of fiscal 1998 compared to 70.91% for the same period last year. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. The Company is currently analyzing each line of business to determine their level of profitability and is the process of redesigning workflow to improve efficiencies.

         Salaries and employee benefits increased $526,000 or 12.54% to $4,720,000 for the first quarter of fiscal 1998 from $4,194,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $172,000 or 19.93% to $1,035,000 in the first quarter of fiscal 1998 from $863,000 for the same period last year. Federal insurance premiums decreased $131,000 or 65.50% to $69,000 for the first quarter of fiscal 1998 from $200,000 for the same period last year. The decline is due to the reduction of the amount of premiums paid on deposits from $.23 per one hundred dollar of deposits to $.06 per one hundred dollar of deposits.

         Miscellaneous expenses increased $319,000 or 24.75% to $1,608,000 for the first quarter of fiscal 1998 from $1,289,000 for the same period last year. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees due to the Company's expansion.


BALANCE SHEET ANALYSIS

Investment Securities

         During the first quarter of fiscal 1998, investment securities decreased to $142,447,000 from $148,828,000 and $163,663,000 at March 31, 1997 and June 30, 1996, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at June 30, 1997, was comprised of $45,242,000 of investment securities held to maturity at amortized cost compared to $51,907,000 and $59,437,000 at March 31, 1997 and June 30, 1996,
respectively. The Company has the ability and it is the management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $97,205,000 at June 30,1997 compared to $96,921,000 and $104,226,000 at March
31, 1997 and June 30, 1996, respectively. Investment securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $662,000 at June 30, 1997 versus a net unrealized loss of $1,025,000 at March 31, 1997.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at June 30, 1997, March 31, 1997 or June 30, 1996.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
--------------------------------------------------------------------------------
(dollars in thousands)                            June 30,   March 31,  June 30,
                                                    1997       1997       1996
--------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies          $ 21,482   $ 27,780   $ 32,458
  Mortgage-backed securities                         6,261      6,406      7,563
  Corporate bonds                                    7,429      7,429      8,425
  Other debt securities                             10,070     10,292     10,991
--------------------------------------------------------------------------------
        Total                                     $ 45,242   $ 51,907   $ 59,437
--------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies          $ 13,347   $ 15,176   $ 21,673
  Mortgage-backed securities                        63,387     62,352     66,295
  Corporate Bonds                                    2,005      2,005      2,008
  Other debt securities                              4,010      3,970      4,742
  Equity securities - preferred stock               14,456     13,418      9,508
--------------------------------------------------------------------------------
         Total                                    $ 97,205   $ 96,921   $104,226
--------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies          $ 34,829   $ 42,956   $ 54,131
  Mortgage-backed securities                        69,648     68,758     73,858
  Corporate bonds                                    9,434      9,434     10,433
  Other debt securities                             14,080     14,262     15,733
  Equity securities - preferred stock               14,456     13,418      9,508
--------------------------------------------------------------------------------
          Total                                   $142,447   $148,828   $163,663
--------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX

                                                June 30,      % of Gross     March 31,    % of Gross     June 30,     % of Gross
(dollars in thousands)                            1997        Loans Recv       1997       Loans Recv       1996       Loans Recv
--------------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                $225,582         35.74%      $205,086        33.98%      $194,027        37.88%
    Acquisition & Development                     34,829          5.52%        35,408         5.87%        28,725         5.61%
Real Estate - mortgage loans
    Non-Residential                               29,643          4.70%        28,764         4.76%        28,154         5.50%
    Residential                                  199,356         31.58%       194,821        32.28%       157,903        30.82%
    Home equity and second mortgages              45,421          7.19%        43,752         7.25%        20,156         3.93%
--------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                          534,831         84.73%       507,831        84.14%       428,965        83.74%
--------------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
    Commercial                                    49,791          7.89%        52,144         8.64%        35,068         6.85%
    Leases                                        16,493          2.61%        19,939         3.30%        33,250         6.49%
    Consumer and other                            30,076          4.77%        23,648         3.92%        15,000         2.93%
--------------------------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans               96,360         15.27%        95,731        15.86%        83,318        16.26%
--------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                     631,191        100.00%       603,562       100.00%       512,283       100.00%
--------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                              (82,538)                     (80,801)                    (86,351)
    Deferred loan origination fees                (1,674)                      (1,684)                     (1,703)
    Unearned income                                 (184)                        (212)                       (315)
    Reserves for loan losses                      (5,761)                      (5,198)                     (5,035)
    Unearned discount on
         loans purchased                              37                           82                         (46)
--------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                           $541,071                     $515,749                    $418,833
================================================================================================================================


Loan Portfolio and Concentration

         The loan portfolio has grown $122,238,000 or 29.19% to $541,071,000 at June 30, 1997, compared to $418,833,000 at June 30, 1996. Each loan category showed increases with the exception of leases which declined $16,757,000 or 50.40% to $16,493,000 down from $33,250,000.

         Construction and acquisition and development loans, net of the undisbursed portion of loans in process, increased $41,472,000 or 30.40% to $177,873,000 at June 30, 1997, from $136,401,000 at June 30, 1996. Construction and acquisition and development loans represent 41.26% of gross loans receivable at June 30, 1997, remaining consistent when compared to 43.48% at June 30, 1996. Residential mortgage loans increased $41,453,000 or 26.25% to $199,356,000 at June 30, 1997 from $157,903,000 at June 30, 1996. Home equity and second mortgage loans increased $25,265,000 or 125.35% to $45,421,000 at June 30, 1997
from $20,156,000 at June 30, 1996. These loans represent 7.19% of gross loans receivable at June 30, 1997.

         Commercial loans increased $14,723,000 or 41.98% to $49,791,000 at June 30, 1997 or 7.89% of loans compared to $35,068,000 or 6.85% of loans at June 30, 1996. Consumer loans increased $15,076,000 or 100.51% to $30,076,000 at June 30,
1997 or 4.77% of loans compared to $15,000,000 or 2.93% of loans at June 30, 1996.

Non-Performing Assets

         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, decreased by $765,000 or 6.15% to $11,678,000 at June 30, 1997 from $12,443,000 at March 31, 1997. Total problem assets as a percent of total assets decreased to 1.38% at June 30, 1997 from 1.51% at March 31, 1997. At June 30, 1997, the Company had non-accrual loans of $6,781,000 compared to $7,866,000 at March 31, 1997. Interest income not recognized on these loans amounted to $240,000 during the first quarter of fiscal 1998 and $194,000 for the same period last year. In addition, at June 30, 1997, the ACC identified $2,629,000 of potential problem loans compared to $2,503,000 at March 31, 1997. Real estate owned increased by $194,000 or 9.35% to $2,268,000 at June 30, 1997, from $2,074,000 at March 31, 1997.

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

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

                                                 June 30,       March 31,        June 30,
 (dollars in thousands)                            1997            1997            1996
-----------------------------------------------------------------------------------------
 Non-accrual loans:
 Residential real estate-construction            $   728         $ 1,692         $ 3,065
 Residential real estate-mortgage                  3,301           2,934           1,018
 Commercial real estate                                -             427             128
 Commercial                                           23              93              34
 Commercial lease                                  2,396           2,508           3,751
 Installment                                         333             212              57
-----------------------------------------------------------------------------------------
 Total non-accrual                                 6,781           7,866           8,053
-----------------------------------------------------------------------------------------
 Potential problem loans                           2,629           2,503           1,675
 Loans contractually delinquent 90
  days which still accrue interest                    --              --              --
 Troubled debt restructurings                         --              --              --
-----------------------------------------------------------------------------------------
 Total non-accrual and problem loans             $ 9,410         $10,369         $ 9,728
-----------------------------------------------------------------------------------------
 Real estate owned, net                            2,268           2,074           1,464
-----------------------------------------------------------------------------------------
 Total problem assets                            $11,678         $12,443         $11,192
-----------------------------------------------------------------------------------------
 Total problem assets/Total assets                  1.38%           1.51%           1.49%
-----------------------------------------------------------------------------------------
 Total problem assets/Net loans plus
   reserves                                         2.14%           2.41%           2.64%
-----------------------------------------------------------------------------------------
 Reserve for loan losses/Total
   problem assets                                  49.33%          41.78%          44.99%
-----------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At June 30, 1997                          Residential
                                       ------------------     Comm'l                                               % of Total
(dollars in thousands)                  Const       Mtgs     R-Estate    Comm'l     Leases  Installment   Total     Location
-----------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                                $    --    $ 2,191    $    --    $    23    $    --    $   227    $ 2,441     20.45%
Augusta                                     --        382         --         --         --         --        382      3.20%
Jacksonville                                --         22         --         --         --         --         22      0.18%
Savannah                                   290         --         --         --         --         --        290      2.43%
Hinesville                                  31        120         --         --         --         --        151      1.27%
Warner Robins                              292         --         --         --         --         --        292      2.45%
All other locations                        114        587         --         --      2,396        106      3,203     26.84%
-----------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                       727      3,302         --         23      2,396        333      6,781     56.82%
-----------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                  1,031         19        136        136         --         29      1,351     11.32%
Hinesville                                 925         --         --        353         --         --      1,278     10.71%
-----------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans         1,956         19        136        489         --         29      2,629     22.03%
-----------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                    471         56        308        341         --         --      1,176      9.85%
Augusta                                     --         87         --         --         --         --         87      0.73%
Jacksonville                               333         --         --         --         --         --        333      2.79%
All other locations                        412        516         --         --         --         --        928      7.78%
-----------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)            1,216        659        308        341         --         --      2,524     21.15%
-----------------------------------------------------------------------------------------------------------------------------
Total problem assets by type           $ 3,899    $ 3,980    $   444    $   853    $ 2,396    $   362    $11,934    100.00%
-----------------------------------------------------------------------------------------------------------------
% of total problem assets by type        32.68%     33.35%      3.72%      7.15%     20.07%      3.03%    100.00%
-----------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $256,000; real estate owned, net equals $2,268,000.

Concentrations to Single Borrowers

         The Bank has lease exposure, to one company, of $1,797,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. The trustee has made settlement offers to the Bank which have been declined.

         In addition, there are two borrowers with potential problem loans, one in Atlanta, Georgia and one in Hinesville, Georgia. The borrower in Atlanta has $946,000 of construction loans. The borrower in Hinesville has $1,278,000 of potential problem loans. This borrower has $925,000 of construction loans and $353,000 of commercial real estate loans. These loans are in the process of collection.

Loan Impairment

         At June 30, 1997, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, increased $17,000 or .96% to $1,797,000 from $1,780,000 at March 31, 1997 and decreased $2,370,000 or 56.87% from $4,167,000 at June 30, 1996. At June 30,
1997 and March 31, 1997, no impaired loans were on an accrual basis versus $432,000 on an accrual basis and $3,735,000 on a non-accrual basis at June 30, 1996. At June 30, 1997 and March 31, 1997, the valuation allowance related to these impaired loans was $459,000 compared to $1,077,000 at June 30, 1996. At June 30, 1997, March 31, 1997 and June 30, 1996, all impaired loans had a related loan loss reserve. For the first quarter of fiscal 1998, the average recorded investment in impaired loans was $1,798,000 compared to $1,801,000 and $4,053,000 for the quarters ending March 31, 1997 and June 30, 1996, respectively.

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

Reserve for Loan Losses

         The Company set aside $717,000 and $524,000, respectively, of additional reserves for possible loan losses during the first quarters of fiscal 1998 and 1997. At June 30, 1997, reserves represented 0.98% of average loans outstanding during the period, remaining unchanged from March 31, 1997. Charge-offs during the first quarter of 1998, were $154,000 versus $462,000 during the quarter ending March 31, 1997. In the first quarter of 1998, charge-offs represented 0.03% of average loans outstanding, remaining stable, compared to 0.09% for the quarter ending March 31, 1997. Loan loss reserves totaled $5,761,000 and $5,198,000 at June 30, 1997 and March 31, 1997,
respectively. Loan loss reserves to total problem assets increased to 49.33% at June 30, 1997 from 41.78% at March 31, 1997. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES

(dollars in thousands)                                 June 30, 1997     March 31, 1997       June 30, 1996
                                                       ----------------------------------------------------
Reserve for loan losses, beginning of quarter            $  5,198           $  5,008            $  5,464
  Charge-offs:
    Real estate - construction                                 49                 32                  --
    Real estate - mortgage                                     92                 39                  57
    Consumer                                                   43                 23                   3
    Commercial                                                 27                 20                  --
    Commercial leases                                          --                402                 959
-----------------------------------------------------------------------------------------------------------
        Total charge-offs                                     211                516               1,019
  Recoveries                                                   57                 54                  66
-----------------------------------------------------------------------------------------------------------
  Net charge-offs                                             154                462                 953
  Provision for loan losses                                   717                652                 524
-----------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of quarter                $  5,761           $  5,198            $  5,035
-----------------------------------------------------------------------------------------------------------
  Average loans outstanding for the period               $585,599           $531,619            $502,108
-----------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans                   .03%               .09%                .19%
-----------------------------------------------------------------------------------------------------------
  Reserves to average loans outstanding                      0.98%              0.98%               1.00%
-----------------------------------------------------------------------------------------------------------


 Investment in Real Estate

         The Company's investment in real estate increased $50,000 since March 31, 1997 and $11,382,000 since June 30, 1996. The Company currently has six real estate projects in the Atlanta market.

Deposits

         Deposits are the Company's primary funding source. Total deposits increased by $21,389,000 or 3.84% to $579,113,000 from $557,724,000 at March 31,
1997. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fourteen branches in Atlanta. The growth in deposits was primarily in certificates of deposits which grew 4.52% to $430,305,000 at June 30, 1997 from $411,703,000 at March 31, 1997. Demand deposits including noninterest-bearing, interest-bearing, savings and money market accounts were 25.70% of the Company's deposits at June 30, 1997. The weighted average interest rate on deposits remained stable at 4.85% at June 30, 1997 and 4.84% at March 31, 1997 and June 30, 1996.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                                   June 30,       March 31,     June 30,
(dollars in thousands)                               1997           1997          1996
----------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing deposits                     $ 28,174       $ 29,843      $ 22,824
  Interest-bearing deposits                          54,361         48,923        46,609
  Money market accounts                              22,039         20,902        17,892
  Savings accounts                                   44,234         46,353        46,371
                                                   -------------------------------------
                                                    148,808        146,021       133,696
                                                   -------------------------------------

Time deposits:
  Maturity one year or less                         313,231        308,459       262,576
  Maturity greater than one year through
    two years                                        39,067         33,155        33,336
  Maturity greater than two years through
    three years                                      39,743         29,312        17,522
  Maturity greater than three years                  38,264         40,777        55,028
                                                   -------------------------------------
                                                    430,305        411,703       368,462
                                                   -------------------------------------
               Total deposits                      $579,113       $557,724      $502,158
                                                   -------------------------------------

         The weighted average interest rate on time deposits for the periods ended June 30, 1997, March 31, 1997 and June 30, 1996 was 5.83%, 5.84% and
5.92%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                                      June 30,       March 31,      June 30,
  (dollars in thousands)                                1997           1997          1996
                                                      --------------------------------------
  Interest-bearing deposits                            $  292         $  254         $  241
  Money market accounts                                   150            137            119
  Savings accounts                                        281            280            282
  Time deposits                                         6,074          5,833          5,226
                                                      --------------------------------------
  Total                                                $6,797         $6,504         $5,868
                                                      --------------------------------------

Borrowings

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At June 30, 1997, advances were $150,437,000 compared to $141,383,000 at March 31, 1997. At June 30, 1997, the
weighted average interest rate on these borrowings was 6.31% compared to 6.80% at March 31, 1997.

Liquidity and Capital Resources

Liquidity Management

         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Increases in core deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company has also experienced significant growth in assets. Total assets increased $24,608,000 over the previous three months were funded by deposits which increased $21,389,000. The Company's core deposits and stockholders' equity funded 76.55% of total assets at June 30, 1997. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At June 30, 1997, advances stood at $150,437,000 or 17.73% of total assets. Under current regulations, the Bank is required to maintain liquid assets at 5 percent or more of its net withdrawal deposits for short term borrowings. At June 30, 1997, the Company's liquidity ratio was 7.73%. At June 30, 1997, the Company had commitments to originate loans of approximately $38,002,000. The Company had commitments to sell mortgage loans of approximately $59,517,000 at June 30, 1997.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans and permanent mortgage loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations decreased 3.00% to $153,708,000 for the first quarter of fiscal 1998 compared to $158,469,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB.

Cash Flows from Operating Activities

         For the quarter ending June 30, 1997, the Company used cash from operating activities of $2,561,000 compared to $411,000 for the quarter ending June 30, 1996. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the 3 months ending June 30, 1997, the Company originated $153,708,000 of loans held for sale and sold $157,373,000 of loans held for sale. This resulted in a $3,665,000 source of cash. This compares to the same quarter last year , when the Company originated $158,469,000 of loans held for sale and sold $156,947,000 of loans held for sale.

Cash Flows from Investing Activities

         During the quarter ending June 30, 1997, the Company used $18,410,000 of cash for investing activities compared to $13,159,000 for the quarter ending June 30, 1996. Loan originations net of repayments represented 139.70% of cash used or $25,718,000 compared to 60.88% or $8,011,0000 for the quarter ending June 30, 1996. For the quarter ending June 30, 1997, there were no purchases of investment securities held to maturity and securities available for sale decreased to $1,000,000 representing 5.43% of total cash used for investing activities. Comparatively, for the quarter ending June 30, 1996, the Company purchased $5,000,000 of investment securities held to maturity and $6,419,000 of securities available for sale representing 86.78% of cash used in investing activities. In addition, the Company used funds of $750,000 for investment in real estate compared to $2,677,000 during the quarters ending June 30, 1997 and 1996, respectively.

Cash Flows from Financing Activities

         Cash provided from financing activities during the quarter ending June 30, 1997, was $31,201,000 compared to $13,819,000 during the quarter ending June 30, 1996. FHLB advances provided the most significant increase in cash provided from financing activities. The Company borrowed $54,454,000 from the FHLB and repaid $45,400,000 during the quarter ending June 30, 1997. This compares to borrowings of $41,020,000 and repayments of $71,700,000 during the quarter ending June 30, 1996. The Company's deposits increased by $21,389,000 during the quarter ending June 30, 1997. The increase is comprised of $18,602,000 of time deposits and $2,787,000 in demand deposits. Comparatively, for the quarter ending June 30, 1996, deposits increased $43,700,000 comprised of $43,230,000 in time deposits and $470,000 in demand deposits. The Company paid cash dividends to its shareholders of $849,000 and $792,000 for the quarters ended June 30, 1997 and June 30, 1996, respectively.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At June 30, 1997, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1997, the Bank paid a dividend in the form of equity securities to the Company in the amount of $6,094,000.

REGULATORY CAPITAL
----------------------------------------------------------------------------------------------
                            Regulatory               Required                  Excess
(dollars in thousands)       Capital      %          Capital      %           Capital      %
----------------------------------------------------------------------------------------------
June 30, 1997
Risk-based ratios:
  Tier 1 capital             $52,796     9.33        $22,624     4.00         $30,172     5.33
  Total capital              $58,264    10.30        $45,248     8.00         $13,016     2.30
Tier 1 leverage              $52,796     6.41        $32,962     4.00         $19,834     2.41
Tangible equity              $52,796     6.55        $12,083     1.50         $40,713     5.05
----------------------------------------------------------------------------------------------
March 31, 1997
   Tier 1 capital            $54,019    10.14        $21,311     4.00         $32,708     6.14
   Total capital             $59,023    11.08        $42,622     8.00         $16,401     3.08
Tier 1 leverage              $54,019     6.72        $32,144     4.00         $21,875     2.72
Tangible equity              $54,019     7.05        $11,499     1.50         $42,520     5.55
----------------------------------------------------------------------------------------------
June 30, 1996
   Tier 1 capital            $57,752    12.57        $18,383     4.00         $39,369     8.57
   Total capital             $62.087    13.51        $36,766     8.00         $25,321     5.51
 Tier 1 leverage             $57,752     7.70        $29,989     4.00         $27,763     3.70
 Tangible equity             $57,752     7.81        $11,090     1.50         $46,662     6.31
----------------------------------------------------------------------------------------------

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

                                             EAGLE BANCSHARES, INC.
                                                  (Registrant)


Date: August 18, 1997               /s/ Conrad J. Sechler, Jr.
                                    --------------------------------------------
                                    Conrad J. Sechler, Jr.
                                    Chairman of the Board, President and
                                    Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date: August 18, 1997               /s/Richard B. Inman, Jr.
                                    --------------------------------------------
                                    Richard B. Inman, Jr.
                                    Director, Secretary and Treasurer




Date: August 18, 1997               /s/ Conrad J. Sechler, Jr.
                                    --------------------------------------------
                                    Conrad J. Sechler, Jr.
                                    Chairman of the Board and President




Date: August 18, 1997               /s/ LuAnn Durden
                                    --------------------------------------------
                                    LuAnn Durden
                                    Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number            Description                                           Page No.
-------           -----------                                           --------
11                Computation of per share earnings                        25

27                Financial Data Schedule (for SEC use only)