Form 10-Q
period 1997-09-30
EAGLE BANCSHARES INC
filed 1997-11-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...............  to ............
Commission file number  0-14379

                            EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Georgia                       58-1640222
             (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

          4305 Lynburn Drive, Tucker, Georgia          30084-4441
         ----------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                (770) 908-6690
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
         -------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
         CHANGED SINCE LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   ----         -----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No      NOT APPLICABLE
                         ----    ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at October 31, 1997
       ----------------------    --------------------------------------------
        Common Stock, $1.00 Par Value         5,698,668 shares
                          Index of Exhibit on Page 27

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                Number
PART I.  Financial Information
         Item 1.  Financial Statements

                  Consolidated Statements of Income -
                  Three and Six months ended September 30, 1997 and 1996                                          3

                  Consolidated Statements of Financial Condition at
                  September 30, 1997 and March 31, 1997                                                           4

                  Consolidated Statements of Cash Flows -
                  Six months ended September 30, 1997 and 1996                                                    5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                          8

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     25

                  Item 2.  Changes in Securities                                                                 25

                  Item 3.  Defaults upon Senior Securities                                                       25

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   25

                  Item 5.  Other Information                                                                     25

                  Item 6.  Exhibits and Reports on Form 8-K                                                      25

                  Signatures                                                                                     26

                  Index of Exhibits                                                                              27


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME



                                                                              Three Months Ended         Six Months Ended
                                                                                September 30,              September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                             1997         1996          1997         1996
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                       $ 14,748      $ 12,715      $ 28,826   $ 24,895
   Interest on mortgage-backed securities                                     1,270         1,398         2,575      2,818
   Interest on securities and other interest-earning assets                   1,474         1,683         3,148      3,413
--------------------------------------------------------------------------------------------------------------------------
          Total interest income                                              17,492        15,796        34,549     31,126
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                       7,347         6,269        14,144     12,146
   Interest on FHLB advances and other borrowings                             2,219         2,026         4,662      4,133
--------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                              9,566         8,295        18,806     16,279
--------------------------------------------------------------------------------------------------------------------------

   Net interest income                                                        7,926         7,501        15,743     14,847
PROVISION FOR LOAN LOSSES                                                       600           924         1,317      1,448
--------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                        7,326         6,577        14,426     13,399
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Mortgage production fees                                                   2,154         2,331         4,232      3,677
   Gain on sale of investment in real estate                                    405           214           631        405
   Real estate commissions, net                                                  87            98           193        194
   Service charges                                                              565           433         1,106        841
   Gain on sale of investment securities available for sale                     (51)           33           (51)        39
   Gain on sale of loans                                                          -            35            16         60
   Miscellaneous                                                                530           333         1,052        819
--------------------------------------------------------------------------------------------------------------------------
          Total other income                                                  3,690         3,477         7,179      6,035
--------------------------------------------------------------------------------------------------------------------------

 NON-INTEREST EXPENSES:
   Salaries and employee benefits                                             4,812         4,684         9,532      8,878
   Net occupancy expense                                                      1,057           843         2,092      1,706
   Data processing expense                                                      461           353         1,009        634
   Federal insurance premium                                                     70           215           139        415
   Marketing expense                                                            160           278           431        481
   Provision for losses on real estate acquired in the settlement of loans      170             -           290          -
   SAIF assessment                                                                -         1,946             -      1,946
   Miscellaneous                                                              1,945         1,475         3,553      2,761
--------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                                8,675         9,794        17,046     16,821
--------------------------------------------------------------------------------------------------------------------------

   Income before income taxes                                                 2,341           260         4,559      2,613
INCOME TAX EXPENSE                                                              618          (88)         1,276        607
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $  1,723      $    348      $  3,283   $  2,006
--------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                         $    .29      $    .06      $    .56   $    .35
--------------------------------------------------------------------------------------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


                                                                                         SEPTEMBER 30,             March 31,
(dollars in thousands except per share data)                                                 1997                    1997
ASSETS:
  Cash and amounts due from banks                                                           $ 23,055               $ 17,405
  Federal funds sold                                                                             330                  8,470
  Accrued interest receivable                                                                  5,521                  5,472
  Securities available for sale                                                               92,713                 96,921
  Investment securities held to maturity                                                      47,732                 51,907
  Loans held for sale                                                                         85,924                 62,882
  Loans receivable, net                                                                      548,615                515,749
  Investment in real estate                                                                   29,129                 25,828
  Real estate acquired in settlement of loans, net                                             2,492                  2,074
  Stock in Federal Home Loan Bank, at cost                                                     8,596                  7,864
  Premises and equipment, net                                                                 21,901                 20,379
  Deferred income taxes                                                                        1,825                  2,284
  Other assets                                                                                 4,873                  6,647
                                                                               --------------------------------------------
          Total assets                                                                      $872,706               $823,882
                                                                               --------------------------------------------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                  $595,115               $557,724
  Federal Home Loan Bank advances and other borrowings                                       174,966                153,805
  Advance payments by borrowers for property taxes and insurance                               1,272                  1,279
  Drafts outstanding                                                                          18,114                 29,043
  Accrued expenses and other liabilities                                                      11,896                 14,157
                                                                               --------------------------------------------
          Total liabilities                                                                 $801,363               $756,008
                                                                               --------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized,
    5,967,494 shares issued at September 30 and March 31, 1997                                 5,967                  5,961
  Additional paid-in capital                                                                  36,695                 36,628
  Retained earnings                                                                           29,820                 28,236
  Net unrealized gain (loss) on securities available for sale, net of taxes                      773                 (1,025)
  Employee Stock Ownership Plan note payable                                                    (836)                  (836)
  Unamortized restricted stock                                                                     -                   (14)
  Treasury stock, 301,800 shares at cost                                                      (1,076)                (1,076)
                                                                               --------------------------------------------
          Total stockholders' equity                                                          71,343                 67,874
                                                                               --------------------------------------------
          Total liabilities and stockholders' equity                                        $872,706               $823,882
                                                                               --------------------------------------------


EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



(dollars in thousands)
Six Months ended September 30,                                                       1997         1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $     3,283    $   2,006
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                            1,091          845
   Provision for loan losses                                                           1,317        1,448
   Provision for losses on real estate acquired in settlement of loans                   290            -
   (Loss)/gain on sale of investments                                                     51          (39)
   Loss (gain) on sale of real estate acquired in settlement of loans                     13           19
   Gain on sale of investment in real estate                                            (631)        (405)
   Gain on sale of loans                                                                 (16)         (60)
   Amortization of restricted stock award                                                 14           79
   Deferred income tax (benefit) expense                                                (330)          74
   Amortization of deferred loan fees                                                 (1,324)      (1,009)
   Proceeds from sale of loans held for sale                                         320,007      311,766
   Originations of loans held for sale                                              (343,049)    (283,679)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                  (49)         495
     Decrease (increase) in other assets                                               1,683       (1,560)
     Increase (decrease) in drafts outstanding                                       (10,929)      (7,859)
     Increase (decrease) in accrued expense and other liabilities                     (2,261)        (862)
---------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                           (30,840)      21,259
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (1,000)     (10,543)
     Proceeds from sale of securities available for sale                                   -        7,175
     Purchases of investment securities held to maturity                             (13,000)     (14,288)
     Principal payments received on securities available for sale                      2,786        2,187
     Principle payments received on investment securities held to maturity               891        1,845
     Proceeds from calls of securities available for sale                              3,923            -
     Proceeds from calls of investment securities held to maturity                    10,000            -
     Proceeds from maturities of securities available for sale                         1,000        4,050
     Proceeds from maturities of investment securities held to maturity                6,300        4,000
     Loan originations, net of repayments                                            (33,210)     (38,406)
     Purchases of loans receivable                                                      (569)     (18,022)
     Proceeds from sale of real estate acquired in settlement of loans                   212          486
     Purchases of FHLB stock                                                          (2,486)      (2,578)
     Redemption of FHLB stock                                                          1,754        3,448
     Purchase of premises and equipment, net                                          (2,456)      (4,490)
     Additions to investment in real estate                                           (5,234)      (3,470)
     Proceeds from sale of investment in real estate                                   2,520        2,582
---------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                       $   (28,569)   $ (66,024)
---------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Six Months ended September 30,                                                      1997         1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                    $    28,117    $  70,478
  Net change in demand deposit accounts                                                9,274        4,760
  Repayment of FHLB advances and other borrowings                                   (166,221)    (136,008)
  Proceeds from FHLB advances and other borrowings                                   187,382      109,451
  Proceeds from exercise of stock options                                                 73            -
  Dividends paid                                                                      (1,699)        (883)
  Increase (decrease) in advance payments from borrowings for
    property taxes and insurance                                                          (7)         145
---------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                56,919       47,943
---------------------------------------------------------------------------------------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (2,490)       3,178
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        25,875       19,911
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    23,385    $  23,089
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
   Interest                                                                      $    18,528    $  16,116
   Income Taxes                                                                  $   2,539      $   1,394
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                             $   1,035      $   1,271
   Loans made to finance real estate acquired in settlement of loans             $     102      $     522


Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 1997

A.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1997, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

B.  Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

         On March 26, 1997, the Company acquired all of the outstanding shares of SCFC, a bank holding company located in Union City, Georgia. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include SCFC in all periods presented.

C.  Commitments and Contingencies

         The Bank acquired the assets of Prime Lending Division of Southern Federal Savings and Loan Association (the "Division") (now a division of PrimeEagle) from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an operating agreement with a corporation owned by two individuals who participate in the profits and losses pursuant to the agreement. Those two individuals currently have raised issues regarding the calculations of profits and losses. The Company believes its calculations of profits and losses are proper and are in full compliance with the terms of the operating agreement. Since the Company did not give notice of non-renewal, the operating agreement will automatically renew on November 23, 1997. In the event that the Bank ever elects to terminate the agreement, the two individuals have the right, but not the obligation, to purchase certain assets of the Division for 75% of their appraised fair market value, upon assuming all obligations associated with the Division. The specific impact of termination on the financial condition of the Company, if any, cannot be determined at this time.

         The Company is continuing its in-depth assessment of the mortgage banking group. This includes evaluating each office's profitability, business prospects, and carefully considering the business potential of each local market. As a result of this analysis, the Company is undertaking a mortgage banking re-engineering effort designed to improve customer service and profitability. Based upon the results of that effort, the Board will determine the viability of each mortgage banking office by considering its profitability and business prospects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share
data)


                                                                                            % Change
                                                               Quarter Ended             Sept. 30, 1997 from
                                              Sept. 30,      March 31,    Sept. 30,    March 31,       Sept. 30,
For the quarter:                                1997           1997         1996         1997            1996
                                             -------------------------------------------------------------------
Net income                                     $   1,723     $    240      $   348       617.92        395.11
Per common share:
  Net income                                         .29          .04          .06       625.00        383.33
  Dividends declared                                 .15          .15          .15            -             -
  Book value per share                             12.59        11.99        12.17         5.00          3.45
  Average common shares outstanding-
  fully diluted                                    5,869        5,715        5,715         2.69          2.69

Profitability ratios: (%)
  Return on average assets                           .81          .12          .19       575.00        326.32
  Return on average equity                          9.68         1.42         2.08       581.69        365.38
  Efficiency ratio                                 74.68        85.64        89.21       (12.80)       (16.29)
  Net interest margin - taxable equivalent          4.21         4.23         4.45         (.47)        (5.39)
  Equity to assets                                  8.17         8.24         8.65         (.85)        (5.55)
At quarter end:
  Loans held for sale                          $  85,924     $ 62,882    $  64,465        36.64        (33.29)
  Loans receivable, net                          548,615      515,749      466,097         6.37         17.70
  Reserve for loan losses                          6,004        5,198        5,006        15.51         19.94
  Assets                                         872,706      823,882      777,092         5.93         12.30
  Deposits                                       595,115      557,724      533,696         6.70         11.51
  FHLB advances and other borrowings             174,966      153,805      147,780        13.76         18.40
  Stockholders' equity                            71,343       67,874       67,251         5.11          6.08


                                                   SIX MONTHS ENDED
                                                       SEPT. 30,
                                                  ----------------------------------
                                                   1997        1996        % CHANGE
For the six months:
Net income                                        $3,283     $  2,006         63.66
Per common share:
  Net income                                         .56          .35         60.00
  Dividends declared                                 .30          .30             -
  Average common shares outstanding -
  fully diluted                                    5,869        5,715          2.69

Profitability ratios: (%)
  Return on average assets                           .77          .54         42.59
  Return on average equity                          9.32         6.00         53.67
  Efficiency ratio                                 72.01        89.21        (19.28)
  Net interest margin - taxable equivalent          4.22         4.41         (4.31)


Overview

         The Company's net income for the second quarter of fiscal 1998, was $1,723,000 or $.29 per fully diluted share compared to $348,000 or $.06 per fully diluted share for the same quarter last year. Net income for the current six month period, was $3,283,000 or $.56 per fully diluted share compared to $2,006,000 or $.35 per fully diluted share for the same period last year. During the second quarter of fiscal 1997, the Company recorded $1,946,000 for the SAIF assessment. Removing the effects of the assessment, net income would have been $3,501,000 for the first six months of fiscal 1997, and $1,843,000 for the second quarter of fiscal 1997.

Earnings Highlights
(Six-month period ended September 30, 1997, compared to the six-month period ended September 30, 1996)
- Net interest income increased $896,000 or 6.03% to $15,743,000 compared to the six-month period last year.
- The interest rate spread decreased to 4.04% during the current period from 4.16% during the same period last year.
- Non-interest income increased $1,144,000 or 18.96% to $7,179,000 compared to the six-month period last year. Increases in mortgage production fees and service charges were the main contributors to this increase.
- Return on average shareholders' equity was 9.22% for the current period compared to 6.00% for the same period a year ago.
- Return on average assets was .77% for the current period compared to .54% for the same period a year ago.
- Non-interest expenses increased $225,000 or 1.34% to $17,046,000 compared to $16,821,000 in the prior year.

Net Interest Income
         Net interest income increased by $425,000 or 5.67% to $7,926,000 in the second quarter of fiscal 1998 from $7,501,000 for the same quarter last year. Net interest income increased by $896,000 or 6.03% to $15,743,000 during the first half of fiscal 1998 from $14,847,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 12 basis points to 4.04% from 4.16% in the same period last year. Non-Interest Income
         Non-interest income increased by $213,000 or 6.13% to $3,690,000 for the second quarter of fiscal 1998 from $3,477,000 for the same period last year. In addition, non-interest income increased by $1,144,000 or 18.96% to $7,179,000 for the first half of fiscal 1998 from $6,035,000 for the same period last year.
Credit Quality
         Total problem assets were $14,448,000 on September 30, 1997, or 1.66% of total assets compared to 1.51% on March 31, 1997. The reserve for loan losses totaled $6,004,000 at quarter end, or 41.56% of problem assets, compared to $5,006,000 or 49.02% one year earlier. During the quarter, the provision for loan losses was $600,000, exceeding net charge-offs of $357,000. Net charge-offs for the quarter equaled 0.06% of average loans, a decrease when compared to 0.18% for the same quarter last year.
Capital Strength
         Total shareholders' equity was $71,343,000 on September 30, 1997 or 8.17% of period-end assets.

Book value per common share rose to $12.59 at the end of the quarter.

EARNINGS ANALYSIS

Net Interest Income - Quarterly Analysis

         Net interest income increased by $425,000 or 5.67% to $7,926,000 in the second quarter of fiscal 1998 from $7,501,000 for the same quarter last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 13 basis points to 4.07% from 4.20% in the same period last year. The primary reason for the decrease was the increase in the cost of interest bearing liabilities. Yield on interest earning assets decreased 3 basis points to 9.22% from 9.25% while the cost of interest bearing liabilities increased 10 basis points to 5.15% from 5.05%.

         Interest income received on loans increased $2,033,000 or 15.99% to $14,748,000 for the second quarter of fiscal 1998 from $12,715,000 in fiscal 1997. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family loans held for sale. The yield on the loan portfolio declined 16 basis points to 9.68% for the quarter compared to 9.84% in the same quarter last year. Interest received on mortgage backed securities decreased $128,000 or 9.16% to $1,270,000 for the second quarter of fiscal 1998 from $1,398,000 in the second quarter of fiscal 1997. Interest received on securities decreased $209,000 or 12.42% to $1,474,000 in fiscal 1998 from $1,683,000 in the prior period.

         Interest expense increased $1,271,000 or 15.32% to $9,566,000 for the second quarter of fiscal 1998 from $8,295,000 in the second quarter of fiscal 1997. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $1,078,000 or 17.2% to $7,347,000 from $6,269,000 in the same period in the prior year. The cost of deposits increased 10 basis points to 4.98% during the quarter from 4.88% in the prior period. Interest expense on FHLB advances and other borrowings also increased $193,000 or 9.53% to $2,219,000 for the second quarter of fiscal 1998 from $2,026,000 in the second quarter of fiscal 1997. The Bank's cost of FHLB advances increased 15 basis points to 5.80% from 5.65% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Net Interest Income - Six Month Analysis

         Net interest income increased by $896,000 or 6.03% to $15,743,000 during the first half of fiscal 1998 from $14,847,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 12 basis points to 4.04% from 4.16% in the same period last year. The primary reason for the decrease was the increase in the cost of interest bearing liabilities. Yield on interest earning assets improved 3 basis points to 9.18% from 9.15% while the cost of interest bearing liabilities increased 15 basis points to 5.14% from 4.99%.

         Interest income received on loans increased $3,931,000 or 15.79% to $28,826,000 for the first half of fiscal 1998 from $24,895,000 in fiscal 1997. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family mortgages held for sale. The yield on the loan portfolio declined 12 basis points to 9.65% for the first half of fiscal 1998 compared to 9.77% in the same period last year. Interest received on mortgage backed securities decreased $243,000 or 8.62% to $2,575,000 for the first half of fiscal 1998 from $2,818,000 in the first half of fiscal 1997. Interest received on securities decreased $265,000 or 7.76% to $3,148,000 in fiscal 1998 from $3,413,000 in the prior period.

         Interest expense increased $2,527,000 or 15.52% to $18,806,000 for the first half of fiscal 1998 from $16,279,000 in the same period of fiscal 1997. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $1,998,000 or 16.45% to $14,144,000 from $12,146,000 in the same period in the prior year. The cost of deposits increased 5 basis points to 4.92% during the period from 4.87% in the prior period. Interest expense on FHLB advances and other borrowings also increased $529,000 or 12.80% to $4,662,000 for the first half of fiscal 1998 from $4,133,000 in the same period of fiscal 1997. The Bank's cost of FHLB advances increased 51 basis points to 5.93% from 5.42% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Interest Rate Sensitivity

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin decreased to 4.21% for the second quarter of fiscal 1998 from 4.45% for the second quarter of fiscal 1997. In addition, the net interest margin decreased to 4.22% for the first half of fiscal 1998 from 4.41% for the first half of fiscal 1997. The following average balance sheets present the individual components of net interest income and expense, net interest spread and net interest margin.

         The decrease in the net interest margin in the second quarter and first half of fiscal 1998 was primarily attributable to the increase in the cost of interest bearing liabilities. The yield earned on average loans during the second quarter and first half decreased to 9.68% and 9.65% respectively, compared to 9.84% and 9.77% for the corresponding periods in the prior year. Average loans outstanding increased $88,198,000 or 17.31% to $597,628,000 for the first half of fiscal 1998 from $509,430,000 for the same period last year. This is attributable to the Company's ability to expand its loan portfolio through originations of construction, consumer and to a lesser extent commercial loans. In addition, the cost of deposits increased in part due to the Company's philosophy for attracting transaction accounts. Beginning in June 1997, the Company began offering a new line of savings, checking and money market accounts which offer more competitive rates. The expanded products and their rate structure is an attempt to reduce the Company's reliance on short term FHLB advances which bear a higher interest rate. Average FHLB bank advances represent 21.49% of average interest bearing liabilities for the first half of fiscal 1998 compared to 23.41% for the same period last year. The Company will continue to rely on borrowing from the FHLB as a funding source and the cost of FHLB advances increased during the second quarter and first half to 5.80% and 5.93% respectively, compared to 5.65% and 5.42% for the corresponding periods in the prior year.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters and six months ended September 30, 1997 and 1996:

AVERAGE BALANCE SHEET
Three months ended September 30,

                                                                                1997                                 1996
                                                    AVERAGE                    YIELD/      Average                  Yield/
(dollars in thousands)                              BALANCE     INTEREST        COST       Balance     Interest      Cost
----------------------------------------------------------------------------------------------------------------------------
Earning Assets
----------------------------------------------------------------------------------------------------------------------------
Loans(1)                                             $609,656     $14,748        9.68%    $516,753    $ 12,715        9.84%
Mortgage-backed securities                             70,423       1,270        7.21%      75,556       1,398        7.40%
FHLB stock                                              8,003         154        7.70%       7,793         143        7.34%
Taxable investments(2)                                 40,568         790        7.79%      47,478         641        5.40%
Tax-exempt investment securities(2)                    30,433         579        7.61%      41,282       1,047       10.14%
Interest earning deposits and Federal funds             5,386          78        5.79%       2,183          36        6.60%
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                         764,469      17,619        9.22%     691,045      15,980        9.25%
Non-interest earning assets                            83,421                               59,929
----------------------------------------------------------------------------------------------------------------------------
Total assets                                         $847,890                             $750,974
----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
----------------------------------------------------------------------------------------------------------------------------
Savings accounts                                    $  42,221    $    273        2.59%   $  46,295   $     284        2.45%
Checking                                               83,119         338        1.63%      71,078         241        1.36%
Money market                                           28,595         268        3.75%      19,305         123        2.55%
Certificates of deposit                               435,784       6,468        5.94%     377,023       5,621        5.96%
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                        589,719       7,347        4.98%     513,701       6,269        4.88%
Advances and other borrowings                         153,154       2,219        5.80%     143,542       2,026        5.65%
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    742,873       9,566        5.15%     657,243       8,295        5.05%
Non-interest bearing liabilities                       33,828                               26,845
Stockholders' equity                                   71,189                               66,886
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $847,890                             $750,974
----------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                           $8,053        4.07%                 $ 7,685        4.20%
Taxable-equivalent adjustment                                       (126)                                (184)
----------------------------------------------------------------------------------------------------------------------------
Net interest income, actual
Net interest earning assets/net interest margin     $  21,596      $7,927        4.21%   $  33,802     $ 7,501        4.45%
Interest earning assets as a percentage of
  interest bearing liabilities                        102.91%                              105.14%
----------------------------------------------------------------------------------------------------------------------------
(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.


AVERAGE BALANCE SHEET

Six months ended September 30,


                                                                  1997                                   1996
                                                    AVERAGE                    YIELD/      Average                  Yield/
(dollars in thousands)                              BALANCE     INTEREST        COST       Balance     Interest      Cost
----------------------------------------------------------------------------------------------------------------------------
Earning Assets
----------------------------------------------------------------------------------------------------------------------------
Loans(1)                                             $597,628     $28,826        9.65%    $509,430    $ 24,895        9.77%
Mortgage-backed securities                             70,269       2,575        7.33%      76,566       2,818        9.36%
FHLB stock                                              8,158         320        7.84%       8,234         301        7.31%
Taxable investments(2)                                 41,597       1,571        7.55%      49,505       1,569        6.34%
Tax-exempt investment securities(2)                    32,275       1,284        7.96%      38,205       1,685        8.82%
Interest earning deposits and Federal funds             8,786         246        5.60%       5,282         160        6.06%
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                         758,713      34,822        9.18%     687,222      31,428        9.15%
Non-interest earning assets                            78,684                               57,715
----------------------------------------------------------------------------------------------------------------------------
Total assets                                         $837,397                             $744,937
----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
----------------------------------------------------------------------------------------------------------------------------
Savings accounts                                     $ 44,489     $   554        2.49%    $ 46,511    $    568        2.44%
Checking                                               81,057         630        1.55%      69,962         488        1.40%
Money market                                           25,605         418        3.27%      18,980         242        2.55%
Certificates of deposit                               423,769      12,542        5.92%     363,857      10,848        5.96%
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                        574,920      14,144        4.92%     499,310      12,146        4.87%
Advances and other borrowings                         157,367       4,662        5.93%     152,587       4,133        5.42%
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    732,287      18,806        5.14%     651,897      16,279        4.99%
Non-interest bearing liabilities                       34,688                               26,142
Stockholders' equity                                   70,422                               66,898
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $837,397                             $744,937
----------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                          $16,016        4.04%                $ 15,149        4.16%
Taxable-equivalent adjustment                                        (272)                                (302)
----------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                       $15,744                             $ 14,847
Net interest earning assets/net interest margin        26,426                    4.22%      35,325                    4.41%
Interest earning assets as a percentage of
  interest bearing liabilities                        103.61%                              105.42%
----------------------------------------------------------------------------------------------------------------------------
(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.



Non-Interest Income

         Non-interest income increased by $213,000 or 6.13% to $3,690,000 for the second quarter of fiscal 1998 from $3,477,000 for the same period last year. In addition, non-interest income increased by $1,144,000 or 18.96% to $7,179,000 for the first half of fiscal 1998 from $6,035,000 for the same period last year.

         Mortgage production fees are the largest component of non-interest income and such fees for the second quarter of fiscal 1998 decreased $177,000 or 7.59% to $2,154,000 compared to $2,331,000 in the same period last year. For the first half of fiscal 1998, mortgage production fees increased $555,000 or 15.09% to $4,232,000 compared to $3,677,000 for the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:


                                       Three months Ended                 Six months Ended
                                             Sept.30,                         Sept.30,
(dollars in thousands)                 1997             1996            1997             1996
                                  -----------------------------------------------------------------
Mortgage production fees               $2,154          $2,331           $4,232          $3,677
Dollar volume sold                   $162,634        $154,819         $320,007        $311,766
Margin earned                           1.32%           1.51%            1.32%           1.18%

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. These sources of revenue increased by $180,000 or 57.69% to $492,000 for the second quarter of fiscal 1998 compared to $312,000 for the same quarter last year. The primary reason was an increase in the number of lots sold in the Company's developments. During the current quarter, 40 lots were sold compared to 26 lots in the second quarter last year.

         Service charges increased $132,000 or 30.48% to $565,000 in the second quarter of fiscal 1998 compared to $433,000 in the second quarter of fiscal 1997. In addition, for the first half service charges increased $265,000 or 31.51% to $1,106,000 compared to $841,000 for the same period last year. This is the result of growth in the number of checking accounts during the year as well as the introduction of new product lines in June of 1997 which are designed to attract higher fee income.

Non-Interest Expense
         Non-interest expense decreased by $1,119,000 or 11.43% to $8,675,000 for the second quarter of fiscal 1998 from $9,794,000 for the same period last year. In addition, for the first half or fiscal 1998 non-interest expense increased $225,000 or 1.34% to $17,046,000 from $1,621,000 for the same period last year. During the prior period, the Bank was assessed a one time charge to replenish the Savings Association Fund. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. The Company is currently analyzing each line of business to determine their level of profitability and is in the process of redesigning workflow to improve efficiencies.

         Salaries and employee benefits increased $128,000 or 2.73% to $4,812,000 for the second quarter of fiscal 1998 from $4,684,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $214,000 or 25.39% to $1,057,000 in the second quarter of fiscal 1998 from $843,000 for the same period last year. Federal insurance premiums decreased $145,000 or 67.44% to $70,000 for the second quarter of fiscal 1998 from $215,000 for the same period last year. The decline is due to the reduction of the amount of premiums paid on deposits from $.23 per one hundred dollar of deposits to $.06 per one hundred dollar of deposits.

         Miscellaneous expenses increased $470,000 or 31.86% to $1,945,000 for the second quarter of fiscal 1998 from $1,475,000 for the same period last year. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees due to the Company's expansion.

BALANCE SHEET ANALYSIS

Investment Securities
         During the first half of fiscal 1998, investment securities decreased to $140,445,000 from $148,828,000 and $166,092,000 at March 31, 1997 and
September 30, 1996, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at September 30, 1997, was comprised of $47,732,000 of investment securities held to maturity at amortized cost compared to $51,907,000 and $63,820,000 at March 31, 1997 and September 30, 1996, respectively. The Company has the ability and it is the management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $92,713,000 at September 30,1997 compared to $96,921,000 and $102,272,000 at March 31, 1997 and September 30, 1996, respectively. Investment securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $773,000 at September 30, 1997 versus a net unrealized loss of $1,025,000 at March 31, 1997.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at September 30, 1997, March 31, 1997 or September 30, 1996.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:


INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 September 30,      March 31,       September 30,
                                                           1997              1997              1996
----------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                     $ 24,484          $ 27,780          $ 38,761
  Mortgage-backed securities                                    5,951             6,406             6,900
  Corporate bonds                                               7,430             7,429             7,428
  Other debt securities                                         9,867            10,292            10,731
----------------------------------------------------------------------------------------------------------
        Total                                                $ 47,732          $ 51,907          $ 63,820
----------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                     $ 12,572          $ 15,176          $ 17,763
  Mortgage-backed securities                                   61,783            62,352            65,495
  Corporate bonds                                               2,025             2,005             2,015
  Other debt securities                                         3,941             3,970             3,971
  Equity securities - preferred stock                          12,392            13,418            13,028
----------------------------------------------------------------------------------------------------------
        Total                                                $ 92,713          $ 96,921          $102,272
----------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                     $ 37,056          $ 42,956          $ 56,524
  Mortgage-backed securities                                   67,734            68,758            72,395
  Corporate bonds                                               9,455             9,434             9,443
  Other debt securities                                        13,808            14,262            14,702
  Equity securities - preferred stock                          12,392            13,418            13,028
----------------------------------------------------------------------------------------------------------
        Total                                                $140,445          $148,828          $166,092
----------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Loan Portfolio and Concentration                                                               % Change
                                                                                         September 30, 1997 from
                                                                                      ----------------------------
                                               Sept. 30,     March 31,      Sept. 30,     March 31,     Sept. 30,
(dollars in thousands)                            1997          1997          1996          1997          1996
------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                $228,509       $205,086      $199,039        11.42%        14.81%
    Acquisition & Development                     35,829         35,408        33,165         1.19%         8.03%
Real Estate - mortgage loans
    Non-Residential                               37,593         28,764        29,539         30.69        27.27%
    Residential                                  199,627        194,821       175,974         2.47%        13.44%
    Home equity and second mortgages              45,760         43,752        40,443         4.59%        13.15%
----------------------------------------------------------------------------------------------------------------
Total real estate loans                          547,318        507,831       478,160         7.78%        14.46%
Commercial and consumer loans:
    Commercial                                    49,869         52,144        36,818       (4.76%)        35.45%
    Leases                                        13,727         19,939        28,070      (31.16%)      (51.10%)
    Consumer and other                            31,767         23,648        19,391        34.33%        63.82%
----------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans               95,363         95,731        84,279        (.38%)        13.15%
----------------------------------------------------------------------------------------------------------------
Total gross loans receivable                     642,681        603,562       562,439         6.48%        14.27%
----------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                             (86,460)       (80,801)      (90,001)         7.00%       (3.93%)
    Deferred loan origination fees               (1,514)        (1,684)       (1,732)      (10.10%)      (12.59%)
    Unearned income                                (147)          (212)         (276)      (30.66%)      (46.74%)
    Reserves for loan losses                     (6,004)        (5,198)       (5,006)        15.51%        19.94%
    Unearned discount on
         loans purchased                              59             82           673     (-28.05%)       (91.23%)
----------------------------------------------------------------------------------------------------------------
Loans receivable, net                           $548,615       $515,749      $466,097         6.37%        17.70%
================================================================================================================


Loan Portfolio and Concentration
         The loan portfolio has grown $82,518,000 or 17.70% to $548,615,000 at September 30, 1997, compared to $466,097,000 at September 30, 1996. Each loan category showed increases with the exception of leases which declined $14,343,000 or 51.10% to $13,727,000 down from $28,070,000.

         Construction and acquisition and development loans, net of the undisbursed portion of loans in process, increased $35,675,000 or 25.09% to $177,873,000 at September 30, 1997, from $142,203,000 at September 30, 1996.
Construction and acquisition and development loans represent 41.13% of gross loans receivable at September 30, 1997, remaining consistent when compared to 41.28% at September 30, 1996. Residential mortgage loans increased $23,653,000 or 13.44% to $199,627,000 at September 30, 1997 from $175,974,000 at September
30, 1996.
         Commercial loans increased $13,051,000 or 35.45% to $49,869,000 at September 30, 1997 compared to $36,818,000 at September 30, 1996. Consumer loans increased $12,376,000 or 63.82% to $31,767,000 at September 30, 1997
compared to $19,391,000 at September 30, 1996.

Non-Performing Assets
         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by

$2,005,000 or 16.11% to $14,448,000 at September 30, 1997 from $12,443,000 at
March 31, 1997. Additionally, total problem assets increased $4,236,000 or 41.48% since the September 30, 1996, level of $10,212,000. Total problem assets as a percent of total assets increased to 1.66% at September 30, 1997 from 1.51% and 1.31% at March 31, 1997 and September 30, 1996, respectively. The majority of this increase is attributable to two borrowers. Loans outstanding including one development loan and three construction loans to one borrower in Hinesville, Georgia, total $780,000. This borrower brought this obligation to within 30 days in October 1997. One development loan and two construction loans to one borrower in Cobb County, Georgia, total $931,000. This borrower has filed for bankruptcy protection. The Bank anticipates that it will be fully repaid once the bankruptcy is removed because of an abundance of collateral value. Interest income not recognized on these loans amounted to $378,000 during the second quarter of fiscal 1998 and $294,000 for the same period last year. At September 30, 1997, the Company had non-accrual loans of $8,473,000 compared to $7,866,000 at March 31, 1997 and $5,628,000 at September 30, 1996.
At September 30, 1997, the ACC identified $3,483,000 of potential problem loans, an increase of $980,000 or 39.15% compared to $2,503,000 at March 31, 1997. In addition, potential problem loans increased by $751,000 or 27.49% from $2,732,000 at September 30, 1996. Real estate owned increased by $418,000 or 20.15% and $640,000 or 34.56% to $2,492,000 at September 30, 1997 from
$2,074,000 and $1,852,000 at March 31, 1997 and September 30, 1996,
respectively.

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

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

                                             Sept. 30,       June 30,       March 31,       Sept. 30,
 (dollars in thousands)                        1997            1997            1997            1996
                                           -------------------------------------------------------------
 Non-accrual loans:
 Residential real estate-construction            $ 2,343         $   728         $ 1,692        $  1,778
 Residential real estate-mortgage                  3,942           3,301           2,934             681
 Commercial real estate                                -               -             427             193
 Commercial                                          169              23              93             155
 Commercial leases                                 1,775           2,396           2,508           2,770
 Installment                                         244             333             212              51
 -------------------------------------------------------------------------------------------------------
 Total non-accrual                                 8,473           6,781           7,866           5,628
 Potential problem loans                           3,483           2,630           2,503           2,732
 Loans contractually delinquent  90
 days which still accrue interest                      -               -               -               -
 Troubled debt restructurings                          -               -               -               -
 -------------------------------------------------------------------------------------------------------
   Total non-accrual and problem loans          $ 11,956        $  9,411        $ 10,369        $  8,360
 -------------------------------------------------------------------------------------------------------
 Real estate owned, net                            2,492           2,267           2,074           1,852
 -------------------------------------------------------------------------------------------------------
 Total problem assets                           $ 14,448        $ 11,678          12,443        $ 10,212
 -------------------------------------------------------------------------------------------------------
 Total problem assets/Total assets                  1.66%           1.38%           1.51%           1.31%
 -------------------------------------------------------------------------------------------------------
 Total problem assets/Net loans plus
   reserves                                         2.61%           2.14%           2.41%           2.17%
 -------------------------------------------------------------------------------------------------------
 Reserve for loan losses/Total
   problem assets                                  41.56%          49.33%          41.78%          49.02%
 -------------------------------------------------------------------------------------------------------


         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At Sept. 30, 1997                       Residential
                                    --------------------    Comm'l                                                       % of Total
(dollars in thousands)              Const      Mtgs         R-Estate      Comm'l    Leases   Installment        Total     Location
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                               $   931    $1,497            -     $   169  $      -         $  238    $  2,835        19.06%
Augusta                                   386       811            -           -         -              -       1,197         8.05%
Jacksonville                                -        50            -           -         -              -          50         0.33%
Hinesville                                780        81            -           -         -              -         861         5.79%
Warner Robins                             205         -            -           -         -              -         205         1.38%
All other locations                        41     1,503            -           -     1,775              6       3,325        22.35%
----------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                    2,343     3,942            -         169     1,775            244       8,473        56.96%
----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                 1,567         -          942         238        92              -       2,839        19.09%
Augusta                                   341         -            -           -         -              -         341         2.29%
All other locations                       303         -            -           -         -              -         303         2.04%
----------------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans        2,211         -          942         238        92              -       3,483        23.42%
----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                   466        56          772           -         -              -       1,294         8.70%
Augusta                                    53        87            -           -         -              -         140         0.94%
Jacksonville                              333         -            -           -         -              -         333         2.24%
Savannah                                   56         -            -           -         -              -          56         0.38%
Hinesville                                240         -            -           -         -              -         240         1.61%
All other locations                       177       679            -           -         -              -         856         5.75%
----------------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)           1,325       822          772           -         -              -       2,919        19.62%
----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type          $ 5,879    $4,764       $1,714     $   407  $  1,867         $  244     $14,875       100.00%
---------------------------------------------------------------------------------------------------------------------
% of total problem assets by type       39.52%    32.03%       11.52%       2.74%    12.55%          1.64%     100.00%
---------------------------------------------------------------------------------------------------------------------
(1) Does not include reserves of $427,000; real estate owned, net equals
$2,492,000.

Concentrations to Single Borrowers
         The Bank has lease exposure, to one company, of $1,775,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. The trustee has made settlement offers to the Bank which have been declined. The Bank also has a combined exposure of $1,703,000 to two borrowers, one in Atlanta, Georgia and one in Hinesville, Georgia. The borrower located in Atlanta has $931,000 of construction loans and has filed for bankruptcy protection. The borrower in Hinesville has $780,000 in construction loans and these loans are in the process of collection. See Non-performing Assets.

         In addition, there are two borrowers with potential problem loans, both are located in Atlanta, Georgia. One borrower has construction loans totaling $656,000. These loans are current as of September 30, 1997, with the exception of one loan which is in the process of collection. The second borrower has construction loans of $500,000. These loans are current as of September 30, 1997.

Loan Impairment
         At September 30, 1997, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, decreased $5,000 or .28% to $1,775,000 from $1,780,000 at March 31, 1997 and decreased $994,000 or 35.90% from $2,769,000 at September 30, 1996. At
September 30, 1997, March 31, 1997 and September 30, 1996, no impaired loans were on an accrual basis. At September 30, 1997 and March 31, 1997, the valuation allowance related to these impaired loans was $453,000 compared to $1,213,000 at September 30, 1996. At September 30, 1997, March 31, 1997 and
September 30, 1996, all impaired loans had a related loan loss reserve. For the second quarter and first half of fiscal 1998, the average recorded investment in impaired loans was $1,778,000 and $1,779,000 compared to $2,771,000 and $2,772,000 for the same periods a year ago.

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

Reserve for Loan Losses
         The Company set aside $600,000 and $924,000, respectively, of additional reserves for possible loan losses during the second quarters of fiscal 1998 and 1997. During the first half of fiscal 1998, the Company set aside $1,317,000 compared to $1,448,000 for the same period last year. At September 30, 1997, reserves represented 1.00% of average loans outstanding remaining stable from 0.98% at September 30, 1996. During the second quarter and first half of fiscal 1998, the Company charged-off $441,000 and $622,000, respectively, compared to $991,000 and $2,010,000 for the same periods last year. In the second quarter and first half of fiscal 1998, charge-offs represented 0.06% and 0.09% of average loans outstanding, a decrease from 0.18% and 0.37% for the second quarter and first half of fiscal 1997. Loan loss reserves totaled $6,004,000 at September 30, 1997 compared to $5,198,000 and $5,006,000 at March 31, 1997 and September 30, 1996, respectively. Loan loss reserves to total problem assets decreased to 41.56% at September 30, 1997 from 41.78% at March 31, 1997 and 49.02% at September 30, 1996. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES

                                                               Three Months Ended                     Six Months Ended
                                                                 September 30,                          September 30,
                                                      ---------------------------------------------------------------------------
(dollars in thousands)                                      1997               1996                1997               1996
                                                      ---------------------------------------------------------------------------
Reserve for loan losses, beginning of quarter                $    5,761         $    5,035           $   5,198         $    5,464
  Charge-offs:
    Real estate - construction                                       23                  -                  72                  -
    Real estate - mortgage                                          314                 30                 406                 87
    Consumer                                                         74                  3                 137                  4
    Commercial                                                        -                  -                   7              1,919
    Commercial leases                                                 -                958                   -                  -
---------------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                           411                991                 622              2,010
  Recoveries                                                         54                 38                 111                104
---------------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                   357                953                 511              1,906
  Reserve on purchased loans                                          -                  -                   -                  -
  Reserve from acquisitions                                           -                  -                   -                  -
  Provision for loan losses                                         600                924               1,317              1,448
---------------------------------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of quarter                    $    6,004         $    5,006          $    6,004         $    5,006
---------------------------------------------------------------------------------------------------------------------------------
  Average loans outstanding for the period                   $  609,656         $  516,753          $  597,628         $  509,430
---------------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans                        .06%               .18%                .09%               .37%
---------------------------------------------------------------------------------------------------------------------------------
  Reserves to average loans outstanding                           0.98%              0.97%               1.00%               .98%
---------------------------------------------------------------------------------------------------------------------------------


Investment in Real Estate
         The Company's investment in real estate increased $3,301,000 to $29,129,000 at September 30, 1997, from $25,828,000 at March 31, 1997 and increased $14,720,000 from $14,409,000 at September 30, 1996. The Company currently has six real estate projects in the Atlanta market.

Deposits
         Deposits are the Company's primary funding source. Total deposits increased by $37,391,000 or 6.70% to $595,115,000 from $557,724,000 at March
31, 1997. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fourteen branches in Atlanta. The growth in deposits was primarily in certificates of deposits which grew 6.83% to $439,820,000 at September 30, 1997 from $411,703,000 at March 31, 1997.
Demand deposits including noninterest-bearing, interest-bearing, savings and money market accounts were 26.09% of the Company's deposits at September 30, 1997. The weighted average interest rate on deposits was at 4.93% at September 30, 1997 compared to 4.84% at March 31, 1997 and 5.11% at September 30, 1996.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                                Sept. 30,     March 31,      Sept. 30,
(dollars in thousands)                            1997           1997          1996
----------------------------------------------------------------------------------------
Demand deposits:

  Noninterest-bearing deposits                     $ 32,365      $  29,843     $  33,119
  Interest-bearing deposits                          53,847         48,923        40,453
  Money market accounts                              28,278         20,902        19,273
  Savings accounts                                   40,805         46,353        45,141
                                              -------------------------------------------
      Total demand deposits                         155,295        146,021       137,986
                                              -------------------------------------------

Time deposits:
  Maturity one year or less                         322,756        308,459       291,456
  Maturity greater than one year through
    two years                                        33,520         33,155        32,575
  Maturity greater than two years through
    three years                                      42,084         29,312        17,961
  Maturity greater than three years                  41,460         40,777        53,718
                                              -------------------------------------------
                                                    439,820        411,703       395,710
                                              -------------------------------------------
               Total deposits                      $595,115      $ 557,724     $ 533,696
                                              -------------------------------------------

         The weighted average interest rate on time deposits for the periods ended September 30, 1997, March 31, 1997 and September 30, 1996 was 5.89%, 5.84% and 5.86%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                                    Three Months Ended             Six Months Ended
                                                       September 30,                 September 30,
                                               ------------------------------------------------------------
  (dollars in thousands)                            1997           1996           1997             1996
                                               ------------------------------------------------------------
  Interest-bearing deposits                          $    338       $    248      $     630        $   488
  Money market accounts                                   234            123            384            241
  Savings accounts                                        264            284            545            568
  Time deposits                                         6,511          5,614         12,585         10,849
                                               ------------------------------------------------------------
  Total                                              $  7,347       $  6,269      $  14,144        $12,146
                                               ------------------------------------------------------------

Borrowings
         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At September 30, 1997, advances were $158,640,000 compared to $141,383,000 at March 31, 1997. At September 30,
1997, the weighted average interest rate on these borrowings was 5.87% compared to 6.80% at March 31, 1997.

Liquidity and Capital Resources

Liquidity Management
         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Increases in core deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company has also experienced significant growth in assets. Total assets increased $48,824,000 over the previous six months and were primarily funded by deposits which increased $37,391,000. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At September 30, 1997, advances stood at $158,640,000 or 18.18% of total assets. Under current regulations, the Bank is required to maintain liquid assets at 5 percent or more of its net withdrawal deposits plus short term borrowings. At September 30, 1997, the Company's liquidity ratio was 7.19%. At September 30, 1997, the Company had commitments to originate loans of approximately $21,351,000. The Company had commitments to sell mortgage loans of approximately $65,500,000 at September 30, 1997.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans and permanent mortgage loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations increased 20.93% to $343,049,000 for the first six months of fiscal 1998 compared to $283,679,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB.

         The Bank acquired the assets of Prime Lending Division of Southern Federal Savings and Loan Association (the "Division") (now a division of PrimeEagle) from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an operating agreement with a corporation owned by two individuals who participate in the profits and losses pursuant to the agreement. Those two individuals currently have raised issues regarding the calculations of profits and losses. The Company believes its calculations of profits and losses are proper and in full compliance with the terms of the operating agreement. Since the Company did not give notice of non-renewal, the operating agreement will automatically renew on November 23, 1997. In the event that the Bank ever elects to terminate the agreement, the two individuals have the right, but not the obligation, to purchase certain assets of the Division for 75% of their appraised fair market value, upon assuming all obligations associated with the Division. The specific impact of termination on the financial condition of the Company, if any, cannot be determined at this time.

         On September 19,1997, the Bank hired the employees and acquired certain assets of the wholesale mortgage operation of Eastern Mortgage Services, Inc. a subsidiary of Dauphin Deposit Bank and Trust Company. This wholesale operation originates mortgages with a low fixed cost and provides the Company an opportunity to leverage its technology and mortgage banking operations.
         The Company is continuing its in-depth assessment of the mortgage banking group. This includes evaluating each office's profitability, business prospects, and carefully considering the business potential of each local market. As a result of this analysis, the Company is undertaking a mortgage banking re-engineering effort designed to improve customer service and profitability. Based upon the results of that effort, the Board will determine the viability of each mortgage banking office by considering its profitability and business prospects.

Cash Flows from Operating Activities

         For the first six months of fiscal 1998, the Company used cash from operating activities of $30,840,000, compared to $21,259,000 cash provided from operating activities for the same period last year. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first six months of fiscal 1998, the Company originated $343,049,000 of loans held for sale and sold $320,007,000 of loans held for sale. This resulted in a $23,042,000 use of cash. This compares to the same period last year, when the Company originated $283,679,000 of loans held for sale and sold $311,766,000 of loans held for sale, resulting in a $28,087,000 source of cash.

Cash Flows from Investing Activities
         During the first half of fiscal 1998, the Company used $28,569,000 of cash for investing activities compared to $66,024,000 for the same period last year. Loan originations net of repayments represented 116.24% of cash used or $33,210,000 compared to 58.17% or $38,406,000 for the same period one year ago. For the first six months of fiscal 1998, purchases of loans receivable decreased to $569,000 from $18,022,000 for the same period last year. This represented a 1.99% use of cash for the first six months versus 27.30% for the same period one year ago. In the first six months of fiscal 1998, there were $13,000,000 in purchases of investment securities held to maturity and $1,000,000 in purchases of securities available for sale representing 49.00% of total cash used for investing activities. Comparatively, for the first six months of fiscal 1997, the Company purchased $14,288,000 of investment securities held to maturity and $10,543,000 of securities available for sale representing 37.61% of cash used in investing activities. In addition, the Company used $2,456,000 in purchases of premises and equipment, net or 8.60% of cash used in the first half of fiscal 1998 compared to $4,490,000 or 6.80% for same period last year.

Cash Flows from Financing Activities
         Cash provided from financing activities during the first six months of fiscal 1998, was $56,919,000 compared to $47,943,000 during the same period one year ago. FHLB advances provided the most significant increase in cash provided from financing activities. The Company borrowed $184,551,000 from the FHLB and repaid $166,221,000 during the six months. This compares to borrowings of $109,339,000 and repayments of $136,008,000 during the same period last year. The Company's deposits increased by $37,391,000 in the first half of fiscal 1998. The increase is comprised of $28,117,000 of time deposits and $9,274,000 in demand deposits. Comparatively, for the same period one year ago, deposits increased $75,238,000 comprised of $70,478,000 in time deposits and $4,760,000 in demand deposits. The Company paid cash dividends to its shareholders of $1,699,000 and $883,000 for the first six months of fiscal 1998 and 1997, respectively.

Capital
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At September 30, 1997, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1997, the Bank paid a dividend in the form of equity securities to the Company in the amount of $6,094,000.


REGULATORY CAPITAL
--------------------------------------------------------------------------------------------------------
                                 Regulatory               Required                 Excess
(dollars in thousands)            Capital         %        Capital        %        Capital         %
--------------------------------------------------------------------------------------------------------
September 30, 1997 Risk-based ratios:
  Tier 1 capital                      $50,654     8.21        $24,691     4.00         $25,963     4.21
  Total capital                       $56,334     9.13        $49,382     8.00         $ 6,952     1.13
Tier 1 leverage                       $50,654     5.91        $34,283     4.00         $16,371     1.91
Tangible equity                       $50,654     5.97        $12,718     1.50         $37,936     4.47
--------------------------------------------------------------------------------------------------------
September 30, 1996
   Tier 1 capital                     $57,092    11.51        $19,844     4.00         $37,248     7.51
   Total capital                      $60,570    12.21        $39,687     8.00         $20,883     4.21
Tier 1 leverage                       $57,092     7.48        $30,541     4.00         $26,551     3.48
Tangible equity                       $57,092     7.60        $11,265     1.50         $45,827     6.10
--------------------------------------------------------------------------------------------------------

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

                                               EAGLE BANCSHARES, INC.
                                                    (Registrant)

Date:  November 14, 1997                    /s/ Conrad J. Sechler, Jr.
                                            ------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, President and
                                            Principal Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  November 14, 1997                    /s/ Richard B. Inman, Jr.
                                            ------------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer


Date:  November 14, 1997                    /s/ Conrad J. Sechler, Jr.
                                            ------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President


Date:  November 14, 1997                    /s/ LuAnn Durden
                                            ------------------------------------
                                            LuAnn Durden
                                            Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                               INDEX OF EXHIBITS

Exhibit
Number             Description                                        Page No.
------             -----------                                        --------
11                 Computation of per share earnings                     28

27                 Financial Data Schedule (for SEC use only)
