Form 10-Q
period 1997-12-31
EAGLE BANCSHARES INC
filed 1998-02-17
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE  ACT OF 1934 For the period  ended December 31, 1997.
                                                     ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
For the transition period from ...............  to ............
Commission file number  0-14379


                             EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             Georgia                                     58-1640222
             ------------------------------------------------------
             (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

              4305 Lynburn Drive, Tucker, Georgia        30084-4441
             ------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                 (770) 908-6690
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
             ------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
             IF CHANGED SINCE LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No     NOT APPLICABLE
                         ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Class                       Outstanding at January 31, 1998
     -----------------------------          -------------------------------
     Common Stock, $1.00 Par Value                 5,718,668 shares
                           Index of Exhibit on Page 26

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                             Number
PART I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Income -
                   Three and Nine months ended
                   December 31, 1997 and 1996                                                                    3

                   Consolidated Statements of Financial Condition at
                   December 31, 1997 and March 31, 1997                                                          4

                   Consolidated Statements of Cash Flows -
                   Nine months ended December 31, 1997 and 1996                                                  5

                   Notes to Consolidated Financial Statements                                                    7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         8

PART II. Other Information

                   Item 1.  Legal Proceedings                                                                   24

                   Item 2.  Changes in Securities                                                               24

                   Item 3.  Defaults upon Senior Securities                                                     24

                   Item 4.  Submission of Matters to a Vote of Security Holders                                 24

                   Item 5.  Other Information                                                                   24

                   Item 6.  Exhibits and Reports on Form8-K                                                     24

                   Signatures                                                                                   25

                   Index of Exhibits                                                                            26

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended        Nine Months Ended
(Unaudited)                                                                   December 31,             December 31,
(in thousands except per share data)                                        1997        1996        1997        1996
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                      $15,412     $13,494     $44,238      $38,389
   Interest on  mortgage-backed securities                                  1,194       1,363       3,769        4,181
   Interest on investment securities and other interest earning assets      1,502       1,788       4,650        5,201
----------------------------------------------------------------------------------------------------------------------
          Total interest income                                            18,108      16,645      52,657       47,771
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                     7,492       6,534      21,636       18,680
   Interest on borrowings                                                   2,787       2,218       7,449        6,351
----------------------------------------------------------------------------------------------------------------------
          Total interest expense                                           10,279       8,752      29,085       25,031
----------------------------------------------------------------------------------------------------------------------

   Net interest income                                                      7,829       7,893      23,572       22,740
PROVISION FOR LOAN LOSSES                                                     657         377       1,974        1,825
----------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                      7,172       7,516      21,598       20,915
----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Mortgage production fees                                                 2,542       1,793       6,774        5,470
   Gain on sale of investment in real estate                                  760         107       1,391          512
   Real estate commissions, net                                               121          97         314          291
   Service charges                                                            512         490       1,618        1,331
   (Loss)/gain on investment securities available for sale                      5         (60)        (46)         (21)
   Gain on sale of loans                                                        -           -          16           60
   Miscellaneous                                                            1,001         433       2,053        1,252
----------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                          4,941       2,860      12,120        8,895
----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                           5,024       4,204      14,556       13,082
   Net occupancy expense                                                    1,324         962       3,416        2,668
   Data processing                                                            499         238       1,508          653
   Federal insurance premium                                                   70         399         209          880
   Marketing                                                                  279         381         710        1,015
   Provisions for losses on real estate acquired in settlement of loans       225          45         515           45
   SAIF assessment                                                              -           -           -        1,946
   Miscellaneous                                                            2,244       1,716       5,797        4,477
----------------------------------------------------------------------------------------------------------------------
          Total noninterest expenses                                        9,665       7,945      26,711       24,766
----------------------------------------------------------------------------------------------------------------------

   Income before income taxes                                               2,448       2,431       7,007        5,044
INCOME TAX EXPENSE                                                            684         932       1,960        1,539
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 1,764     $ 1,499     $ 5,047      $ 3,505
----------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                         $  0.31     $  0.27     $  0.89      $  0.63
----------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - DILUTED                                       $  0.30     $  0.26     $  0.87      $  0.61
----------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)                                                                  DECEMBER 31,         March 31,
(in thousands except per share data)                                            1997               1997
------------------------------------------------------------------------ ----------------- -----------------
ASSETS:
Cash and amounts due from banks                                                  $ 18,307          $ 17,405
Federal funds sold                                                                  4,650             8,470
Securities available for sale                                                      86,230            96,921
Investment securities held to maturity                                             69,154            51,907
Loans held for sale                                                               128,987            62,882
Loans receivable, net                                                             545,073           515,749
Stock in Federal Home Loan Bank, at cost                                           11,198             7,864
Premises and equipment, net                                                        22,298            20,379
Investment in real estate                                                          29,629            25,828
Real estate acquired in settlement of loans, net                                    2,115             2,074
Accrued interest receivable                                                         6,418             5,472
Deferred income taxes                                                               1,509             2,284
Other assets                                                                        8,890             6,647
------------------------------------------------------------------------ ----------------- ----------------
  TOTAL ASSETS                                                                   $934,458          $823,882
------------------------------------------------------------------------ ----------------- ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                         $604,514          $557,724
Advance payments by borrowers for property taxes and insurance                        731             1,279
Federal Home Loan Bank advances and other borrowings                              230,716           153,805
Drafts outstanding                                                                 11,186            29,043
Accrued expenses and other liabilities                                             14,108            14,157
------------------------------------------------------------------------ ----------------- ----------------
  TOTAL LIABILITIES                                                              $861,255          $756,008
------------------------------------------------------------------------ ----------------- ----------------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 10,000,000 shares authorized, 6,020,468 and
  5,961,494 shares issued at December 31, and March 31, 1997, respectively          6,020             5,961
Additional paid-in capital                                                         37,217            36,628
Retained earnings                                                                  30,727            28,236
Net unrealized gain (loss) on securities available for sale, net of                   835            (1,025)
taxes                                                                                (165)             (836)
Employee Stock Ownership Plan note payable                                           (355)              (14)
Unamortized restricted stock                                                       (1,076)           (1,076)
Treasury stock, 301,800 shares at cost
------------------------------------------------------------------------ ----------------- ----------------
  TOTAL STOCKHOLDERS' EQUITY                                                       73,203            67,874
------------------------------------------------------------------------ ----------------- ----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $934,458          $823,882
------------------------------------------------------------------------ ----------------- ----------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(dollars in thousands)
Nine Months ended December 31,                                                     1997            1996
---------------------------------------------------------------------------- ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $     5,047      $  3,505
Adjustments to reconcile net income to net cash used in operating
   Activities:
   Depreciation, amortization and accretion                                            1,666         1,317
   Provision for loan losses                                                           1,974         1,825
   Provision for losses on real estate acquired in settlement of loans                   515            45
   Loss/(gain) on sale of investments                                                     46            21
   Loss (gain) on sale of real estate acquired in settlement of loans                      7            20
   Gain on sale of investment in real estate                                          (1,391)         (512)
   Gain on sale of loans                                                                 (16)          (60)
   Amortization of restricted stock award                                                 14           100
   Deferred income tax (benefit) expense                                                (285)          610
   Amortization of deferred loan fees                                                 (2,097)       (1,676)
   Proceeds from sale of loans held for sale                                         452,601       437,260
   Originations of loans held for sale                                              (518,706)     (402,619)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                 (946)         (724)
     Decrease (increase) in other assets                                              (2,378)         (615)
     Increase (decrease) in drafts outstanding                                       (17,857)       (6,765)
     Increase (decrease) in accrued expense and other liabilities                        (56)       (1,778)
---------------------------------------------------------------------------- ---------------   ------------
       Net cash provided by (used in) operating activities                           (81,862)       29,954
---------------------------------------------------------------------------- ---------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (2,953)      (14,051)
     Proceeds from sale of securities available for sale                               1,957         6,731
     Purchases of investment securities held to maturity                             (37,184)      (20,588)
     Principal payments received on securities available for sale                      4,762         3,977
     Principle payments received on investment securities held to maturity             1,659         2,281
     Proceeds from calls of securities available for sale                              5,523         1,008
     Proceeds from calls of investment securities held to maturity                    10,000         3,000
     Proceeds from maturities of securities available for sale                         4,250         9,040
     Proceeds from maturities of investment securities held to maturity                8,300        10,300
     Loan originations, net of repayments                                            (29,409)      (69,502)
     Purchases of loans receivable                                                      (569)      (18,022)
     Proceeds from sale of real estate acquired in settlement of loans                   230           551
     Purchases of FHLB stock                                                          (5,315)       (4,297)
     Redemption of FHLB stock                                                          1,981         4,477
     Purchase of premises and equipment, net                                          (3,380)       (5,322)
     Additions to investment in real estate                                           (7,594)      (16,188)
     Proceeds from sale of investment in real estate                                   5,118         2,660
---------------------------------------------------------------------------- ---------------  ------------
       Net cash (used in) provided by investing activities                       $   (42,624)    $(103,945)
---------------------------------------------------------------------------- ---------------  ------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Nine Months ended December 31,                                                      1997           1996
---------------------------------------------------------------------------- ---------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                    $    29,631     $  74,434
  Net change in demand deposit accounts                                               17,159         6,022
  Repayment of FHLB advances and other borrowings                                   (418,826)     (216,182)
  Proceeds from FHLB advances and other borrowings                                   495,737       212,488
  Principal reduction of ESOP note payable                                               671             -
  Proceeds from exercise of stock options                                                293             -
  Dividends paid                                                                      (2,549)       (1,566)
  Increase (decrease) in advance payments from borrowings for
    property taxes and insurance                                                        (548)         (312)
---------------------------------------------------------------------------- ---------------  ------------
   Net cash (used in) provided by financing activities                               121,568        74,884
---------------------------------------------------------------------------- ---------------  ------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (2,918)          893
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      25,875        19,911
---------------------------------------------------------------------------- ---------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    22,957      $ 20,804
---------------------------------------------------------------------------- ---------------  ------------



---------------------------------------------------------------------------- ---------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
   Interest                                                                      $    27,045     $  24,657
   Income Taxes                                                                  $     3,350     $   1,526
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                             $     1,488     $   2,423
   Loans made to finance real estate acquired in settlement of loans             $       695     $   1,078

Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
December 31, 1997

A.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1997, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

B.  Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

         On March 26, 1997, the Company acquired all of the outstanding shares of Southern Crescent Financial Corp ("SCFC"), a bank holding company located in Union City, Georgia. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include SCFC in all periods presented.

C.  Recent Accounting Pronouncements

         The Company adopted the provisions in Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires basic earnings per share to be based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding during each period, plus common shares calculated for stock options and restricted stock outstanding using the treasury stock method. All share and per share information included in this 10-Q have been restated to give effect to the Company's adoption.

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three and nine month periods ended December 31, 1997 and 1996 of the difference between average basic common shares outstanding and average diluted common shares outstanding.


(in thousands)                        Three Months                Nine Months
                                      December 31,                December 31,

                                   1997          1996          1997          1996
                                 -------------------------------------------------
Average common shares - basic      5,695         5,528         5,671         5,528
Effect of dilutive stock options     174           177           146           177
                                 -------------------------------------------------
Average common shares - diluted    5,869         5,705         5,817         5,705
                                 -------------------------------------------------

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)


                                                                                                    % Change
                                                                 Quarter Ended                    Dec. 31, 1997
                                                         Dec. 31,    Sept. 30,     Dec. 31,    Sept. 30,     Dec. 31,
For the quarter:                                           1997         1997         1996         1997         1996
                                                         ------------------------------------------------------------
Net income                                               $  1,764     $  1,723     $  1,499         2.38        17.68
Per common share:
  Closing Stock Price                                       22.00       19.375        15.50        13.55        41.94
  Earnings per common share-basic                            0.31         0.30         0.27         3.33        14.81
  Earnings per common share-diluted                          0.30         0.30         0.26          NMF        15.38
  Dividends declared                                         0.15         0.15         0.15          NMF          NMF
  Book value per share                                      12.84        12.59        12.34         1.99         4.05
  Average common shares outstanding-basic                   5,695        5,666        5,528         0.51         3.02
  Average common shares outstanding-diluted                 5,869        5,831        5,705         0.65         2.87

Profitability ratios: (%)
  Return on average assets                                   0.81         0.81         0.76          NMF         6.58
  Return on average equity                                   9.71         9.68         8.85         0.31         9.72
  Efficiency ratio                                          75.69        74.68        73.89         1.35         2.44
  Net interest margin - taxable equivalent                   4.04         4.23         4.46        (4.49)       (9.42)
  Equity to assets                                           7.83         8.17         8.45        (4.16)       (7.34)
At quarter end:
  Loans held for sale                                    $128,987     $ 85,924     $ 57,911        50.12       122.73
  Loans receivable, net                                   545,073      548,615      496,840        (0.65)        9.71
  Reserve for loan losses                                   6,265        6,004        5,009         4.35        25.07
  Assets                                                  934,458      872,706      806,725         7.08        15.83
  Deposits                                                604,514      595,115      538,914         1.58        12.17
  FHLB advances and other borrowings                      230,716      174,966      170,643        31.86        35.20
  Stockholders' equity                                     73,203       71,343       68,199         2.61         7.34


                                                          Nine Months Ended
                                                              Dec. 31,
For the nine months:                                     1997            1996       % Change
                                                     ---------------------------------------
Net income                                                 $5,047       $3,505        43.99
Per common share:
  Earnings per common share-basic                            0.89         0.63        41.27
  Earnings per common share-diluted                          0.87         0.61        42.62
  Dividends declared                                         0.45         0.45          NMF
  Average common shares outstanding-basic                   5,671        5,528         2.59
  Average common shares outstanding-diluted                 5,817        5,705         1.96

Profitability ratios: (%)
  Return on average assets                                   0.79         0.61        29.51
  Return on average equity                                   9.45         6.95        35.97
  Efficiency ratio                                          74.84        78.29        (4.41)
  Net interest margin - taxable equivalent                   4.17         4.41        (5.44)

Overview
         The Company's net income for the three and nine month period ended December 31, 1997, was $1,764,000 or $.30 per share and $5,047,000 or $.87 per share, respectively. This compares to net income for the three and nine month period ended December 31, 1996, of $1,499,000 or $.26 per share and $3,505,000 or $.61 per share, respectively. The increase in the Company's quarterly earnings is attributable to a 72.76% increase in non-interest income primarily from higher gains on the sale of real estate investments and improved mortgage production fees. The increase in earnings for the nine month comparative periods is attributable to the $1,946,000 SAIF Assessment recorded in the prior year. The effect of the assessment on prior year earnings after tax was $1,495,000 or $.26 per share, net income would have been $5,000,000 or $.87 per share after removing this effect from prior year earnings.

Earnings Highlights
(Three month period ended December 31, 1997, compared to the three month period ended December 31, 1996)

  - Net interest income remained stable at $7,829,000 compared to $7,893,000 for the three month period last year.

  - The interest rate spread decreased to 3.92% during the current quarter from 4.13% during the same period last year.

  - Non-interest income increased $2,081,000 or 72.76% to $4,941,000 compared to $2,860,000 for the three month period last year.

  - Increases in mortgage production fees and gains on sale of real estate were the main contributors to this increase.

  - Return on average shareholders' equity was 9.71% for the current quarter compared to 8.85% for the same period a year ago.

  - Return on average assets was .81% for the current quarter compared to .76% for the same quarter a year ago.

  - Non-interest expenses increased $1,720,000 or 21.65% to $9,665,000 compared to $7,945,000 in the prior year.

Earnings Highlights
(Nine month period ended December 31, 1997, compared to the nine month period ended December 31, 1996)

  - Net interest income increased $832,000 or 3.66% to $23,572,000 compared to $22,740,000 for the nine month period last year.

  - The interest rate spread decreased to 3.94% during the current nine months from 4.03% during the same period last year.

  - Non-interest income increased $3,225,000 or 36.26% to $12,120,000 compared to $8,895,000 for the nine month period last year. Increases in mortgage production fees and gains on sale of real estate were the main contributors to this increase.

  - Return on average shareholders' equity was 9.45% for the current nine months compared to 6.95% for the same period a year ago.

  - Return on average assets was .79% for the current nine months compared to .61% for the same period a year ago.

  - Non-interest expenses increased $1,945,000 or 7.85% to $26,711,000 compared to $24,766,000 in the prior year.

Net Interest Income
         Net interest income decreased by $64,000 or .81% to $7,829,000 in the third quarter of fiscal 1998 from $7,893,000 for the same quarter last year. Net interest income increased by $832,000 or 3.66% to $23,572,000 during the first nine months of fiscal 1998 from $22,740,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 9 basis points to 3.94% from 4.03% in the same period last year.

Non-Interest Income
         Non-interest income increased by $2,081,000 or 72.76% to $4,941,000 for the third quarter of fiscal 1998 from $2,860,000 for the same period last year. In addition, non-interest income increased by $3,225,000 or 36.26% to $12,120,000 for the first nine months of fiscal 1998 from $8,895,000 for the same period last year.

Credit Quality
         Total problem assets were $14,471,000 on December 31, 1997, or 1.55% of total assets compared to 1.51% on March 31, 1997. The reserve for loan losses totaled $6,265,000 at quarter end, or 43.29% of problem assets, compared to $5,009,000 or 61.67% one year earlier. During the quarter, the provision for loan losses was $657,000, exceeding net charge-offs of $396,000. Net charge-offs for the quarter equaled 0.06% of average loans, remaining stable when compared to 0.07% for the same quarter last year.

Capital Strength
         Total shareholders' equity was $73,203,000 on December 31, 1997 or 7.83% of period-end assets. Book value per common share rose to $12.84 at the end of the quarter.

EARNINGS ANALYSIS

Net Interest Income - Quarterly Analysis
         Net interest income decreased by $64,000 or .81% to $7,829,000 in the third quarter of fiscal 1998 from $7,893,000 for the same quarter last year. This decrease resulted from a decrease in interest rate spread. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 21 basis points to 3.92% from 4.13% in the same period last year. The primary reason for the decrease was the increase in the cost of interest bearing liabilities. Yield on interest earning assets decreased 6 basis points to 9.25% from 9.31% while the cost of interest bearing liabilities increased 15 basis points to 5.33% from 5.18%.

         Interest income received on loans increased $1,918,000 or 14.21% to $15,412,000 for the third quarter of fiscal 1998 from $13,494,000 in fiscal 1997. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family loans held for sale. The yield on the loan portfolio declined 13 basis points to 9.78% for the quarter compared to 9.91% in the same quarter last year. Interest received on mortgage backed securities decreased $169,000 or 12.40% to $1,194,000 for the third quarter of fiscal 1998 from $1,363,000 in the third quarter of fiscal 1997. Interest received on investment securities decreased $286,000 or 16.00% to $1,502,000 in fiscal 1998 from $1,788,000 in the prior period.

         Interest expense increased $1,527,000 or 17.45% to $10,279,000 for the third quarter of fiscal 1998 from $8,752,000 in the third quarter of fiscal 1997. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $958,000 or 14.66% to $7,492,000 from $6,534,000 in the same period in the prior year. The cost of deposits increased 12 basis points to 5.17% during the quarter from 5.05% in the prior period. Interest expense on FHLB advances and other borrowings also increased $569,000 or 25.65% to $2,787,000 for the third quarter of fiscal 1998 from $2,218,000 in the third quarter of fiscal 1997. The Bank's cost of FHLB advances increased 24 basis points to 5.84% from 5.60% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Net Interest Income - Nine Month Analysis
         Net interest income increased by $832,000 or 3.66% to $23,572,000 during the first nine months of fiscal 1998 from $22,740,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 9 basis points to 3.94% from 4.03% in the same period last year. The primary reason for the decrease was the increase in the cost of interest bearing liabilities. Yield on interest earning assets improved 4 basis points to 9.22% from 9.18% while the cost of interest bearing liabilities increased 13 basis points to 5.28% from 5.15%.

         Interest income received on loans increased $5,849,000 or 15.24% to $44,238,000 for the first nine months of fiscal 1998 from $38,389,000 in fiscal 1997. The increase in interest received on loans was primarily attributable to growth in the loan portfolio through originations of residential construction loans and conforming single family mortgages held for sale. The yield on the loan portfolio declined 8 basis points to 9.72% for the first nine months of fiscal 1998 compared to 9.80% in the same period last year. Interest received on mortgage backed securities decreased $412,000 or 9.85% to $3,769,000 for the first nine months of fiscal 1998 from $4,181,000 in the first nine months of fiscal 1997. Interest received on investment securities decreased $551,000 or 10.59% to $4,650,000 in fiscal 1998 from $5,201,000 in the prior period.

         Interest expense increased $4,054,000 or 16.20% to $29,085,000 for the first nine months of fiscal 1998 from $25,031,000 in the same period of fiscal 1997. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $2,956,000 or 15.82% to $21,636,000 from $18,680,000 in the same period in the prior year. The cost of deposits increased 9 basis points to 5.13% during the period from 5.04% in the prior period. Interest expense on FHLB advances and other borrowings also increased $1,098,000 or 17.29% to $7,449,000 for the first nine months of fiscal 1998 from $6,351,000 in the same period of fiscal 1997. The Bank's cost of FHLB advances increased 29 basis points to 5.77% from 5.48% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale.

Interest Rate Sensitivity
         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin decreased to 4.04% for the third quarter of fiscal 1998 from 4.46% for the third quarter of fiscal 1997. In addition, the net interest margin decreased to 4.17% for the first nine months of fiscal 1998 from 4.41% for the nine months of fiscal 1997. The following average balance sheets present the individual components of net interest income and expense, net interest spread and net interest margin.

         The decrease in the net interest margin in the third quarter and first nine months of fiscal 1998 was primarily attributable to the increase in the cost of interest bearing liabilities. The yield earned on average loans during the third quarter and first nine months decreased to 9.78% and 9.72% respectively, compared to 9.91% and 9.80% for the corresponding periods in the prior year. Average loans outstanding increased $84,401,000 or 16.16% to $606,767,000 for the first nine months of fiscal 1998 from $522,366,000 for the same period last year. This is attributable to the Company's ability to expand its loan portfolio through originations of construction, consumer and to a lesser extent commercial loans. In addition, the cost of deposits increased in part due to the Company's philosophy for attracting transaction accounts. Beginning in June 1997, the Company began offering a new line of savings, checking and money market accounts which offer more competitive rates. The expanded products and their rate structure is an attempt to reduce the Company's reliance on short term FHLB advances which bear a higher interest rate. Average FHLB bank advances represent 23.43% of average interest bearing liabilities for the first nine months of fiscal 1998 compared to 23.83% for the same period last year. The Company will continue to rely on borrowing from the FHLB as a funding source and the cost of FHLB advances increased during the third quarter and first nine months to 5.84% and 5.77% respectively, compared to 5.60% and 5.48% for the corresponding periods in the prior year.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters and nine months ended December 31, 1997 and 1996:

AVERAGE BALANCE SHEET

Three months ended December 31,                                    1997                                 1996
                                                     AVERAGE                   YIELD/      Average                  Yield/
(dollars in thousands)                               BALANCE     INTEREST       COST       Balance    Interest       Cost
----------------------------------------------------------------------------------------------------------------------------
Earning Assets
----------------------------------------------------------------------------------------------------------------------------
Loans*                                               $630,656     $15,412        9.78%    $544,428     $13,494        9.91%
Mortgage-backed securities                             65,978       1,194        7.24%      73,920       1,363        7.38%
FHLB stock                                              9,439         167        7.08%       8,366         151        7.22%
Taxable investments                                    39,275         665        6.77%      45,276         792        7.00%
Tax-exempt investment securities                       39,816         784        7.88%      44,820         940        8.39%
Interest earning deposits and Federal funds             3,815          27        2.83%       5,191          69        5.32%
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                         788,979      18,249        9.25%     722,001      16,809        9.31%
Non-interest earning assets                            85,640                               65,267
----------------------------------------------------------------------------------------------------------------------------
Total assets                                         $874,619                             $787,268
----------------------------------------------------------------------------------------------------------------------------
Savings                                              $ 40,092         253        2.52%    $ 45,431      $  282        2.48%
Checking                                               65,882         246        1.49%      54,690         251        1.84%
Money market                                           33,157         261        3.15%      19,627         125        2.55%
Certificates of deposit                               440,987       6,732        6.11%     397,339       5,876        5.92%
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                        580,118       7,492        5.17%     517,087       6,534        5.05%
FHLB advances and other borrowings                    190,777       2,787        5.84%     158,357       2,218        5.60%
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    770,895      10,279        5.33%     675,444       8,752        5.18%
Non-interest bearing liabilities                       31,043                               44,068
Stockholders' equity                                   72,681                               67,756
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $874,619                             $787,268
----------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                           $7,970        3.92%                 $ 8,057        4.13%
Taxable-equivalent adjustment                                        (142)                                (164)
----------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                        $7,828                              $ 7,893
Net interest earning assets/net interest margin      $ 18,084                    4.04%   $  46,557                    4.46%
Interest earning assets as a percentage of
  Interest bearing liabilities                         102.35%                              106.89%
----------------------------------------------------------------------------------------------------------------------------

*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

AVERAGE BALANCE SHEET

Nine months ended December 31,                                     1997                                 1996
                                                      AVERAGE                   YIELD/    Average                   Yield/
(dollars in thousands)                                BALANCE    INTEREST        COST     Balance      Interest      Cost
----------------------------------------------------------------------------------------------------------------------------
Earning Assets
----------------------------------------------------------------------------------------------------------------------------
Loans*                                               $606,767     $44,238        9.72%    $522,366     $38,389        9.80%
Mortgage-backed securities                             69,045       3,769        7.28%      75,684       4,181        7.37%
FHLB stock                                              8,585         487        7.56%       8,278         452        7.28%
Taxable investments                                    40,554       2,200        7.23%      48,061       2,447        6.79%
Tax-exempt investment securities                       35,058       2,103        8.00%      40,410       2,498        8.24%
Interest earning deposits and Federal funds             7,129         274        5.12%       5,251         229        5.81%
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                         767,138      53,071        9.22%     700,050      48,196        9.18%
Non-interest earning assets                            85,270                               60,351
----------------------------------------------------------------------------------------------------------------------------
Total assets                                         $852,408                             $760,401
----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
----------------------------------------------------------------------------------------------------------------------------
Savings                                              $ 43,023     $   807        2.50%    $ 46,151     $   850        2.46%
Checking                                               62,069         876        1.88%      53,641         735        1.83%
Money market                                           28,122         679        3.22%      19,195         365        2.54%
Certificates of deposit                               428,849      19,274        5.99%     375,018      16,730        5.95%
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                        562,063      21,636        5.13%     494,005      18,680        5.04%
Advances                                              172,034       7,449        5.77%     154,511       6,351        5.48%
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    734,097      29,085        5.28%     648,516      25,031        5.15%
Non-interest bearing liabilities                       47,125                               44,654
Stockholders' equity                                   71,186                               67,231
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $852,408                             $760,401
----------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                          $23,986        3.94%                 $23,165        4.03%
Taxable-equivalent adjustment                                        (414)                                (425)
----------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                       $23,572                              $22,740
Net interest earning assets/net interest margin      $ 33,041                    4.17%    $ 51,534                    4.41%
Interest earning assets as a percentage of
  Interest bearing liabilities                         104.50%                              107.95%
----------------------------------------------------------------------------------------------------------------------------

*Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.


Non-Interest Income
         Non-interest income increased by $2,081,000 or 72.76% to $4,941,000 for the third quarter of fiscal 1998 from $2,860,000 for the same period last year. In addition, non-interest income increased by $3,225,000 or 36.26% to $12,120,000 for the first nine months of fiscal 1998 from $8,895,000 for the same period last year.

         Mortgage production fees are the largest component of non-interest income and such fees for the third quarter of fiscal 1998 increased $749,000 or 41.77% to $2,542,000 compared to $1,793,000 in the same period last year. For the first nine months of fiscal 1998, mortgage production fees increased $1,304,000 or 23.84% to $6,774,000 compared to $5,470,000 for the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

         The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:


                                           Three months Ended              Nine months Ended
                                                 Dec. 31,                        Dec. 31,
(dollars in thousands)                     1997            1996            1997            1996
                                       -------------- --------------- --------------- ---------------
Mortgage production fees                    $2,542          $1,793          $6,774          $5,470
Dollar volume sold                        $132,594        $125,494        $452,601        $437,260
Margin earned                                 1.92%           1.43%           1.50%           1.25%

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. These sources of revenue increased by $677,000 or 331.86% to $881,000 for the third quarter of fiscal 1998 compared to $204,000 for the same quarter last year. The primary reason was an increase in the number of lots sold in the Company's developments. During the current quarter, 51 lots were sold compared to 39 lots in the third quarter last year.

         Service charges increased $22,000 or 4.49% to $512,000 in the third quarter of fiscal 1998 compared to $490,000 in the third quarter of fiscal 1997. In addition, for the first nine months service charges increased $287,000 or 21.56% to $1,618,000 compared to $1,331,000 for the same period last year. This is the result of growth in the number of checking accounts during the year as well as the introduction of new product lines in June of 1997 which are designed to attract higher fee income.

Non-Interest Expense
         Non-interest expense increased by $1,720,000 or 21.65% to $9,665,000 for the third quarter of fiscal 1998 from $7,945,000 for the same period last year. In addition, for the first nine months of fiscal 1998 non-interest expense increased $1,945,000 or 7.85% to $26,711,000 from $24,766,000 for the same period last year. During the prior period, the Bank was assessed a one time charge to replenish the Savings Association Insurance Fund. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth.

         Salaries and employee benefits increased $820,000 or 19.51% to $5,024,000 for the third quarter of fiscal 1998 from $4,204,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $362,000 or 37.63% to $1,324,000 in the third quarter of fiscal 1998 from $962,000 for the same period last year. Federal insurance premiums decreased $329,000 or 82.46% to $70,000 for the third quarter of fiscal 1998 from $399,000 for the same period last year. The decline is due to the reduction of the amount of premiums paid on deposits from $.23 per one hundred dollar of deposits to $.06 per one hundred dollar of deposits.

         Miscellaneous expenses increased $528,000 or 30.77% to $2,244,000 for the third quarter of fiscal 1998 from $1,716,000 for the same period last year. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees due to the Company's expansion.


BALANCE SHEET ANALYSIS

Investment Securities
         During the first nine months of fiscal 1998, investment securities increased to $155,384,000 from $148,828,000 at March 31, 1997 and decrease from $159,969,000 at December 31, 1996. The investment securities portfolio at December 31, 1997, was comprised of $69,154,000 of investment securities held to maturity at amortized cost compared to $51,907,000 and $60,407,000 at March 31, 1997 and December 31,1996, respectively. The Company has the ability and it is the management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $86,230,000 at December 31,1997 compared to $96,921,000 and $99,562,000 at March 31, 1997 and December 31, 1996, respectively. Investment securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $835,000 at December 31, 1997 versus a net unrealized loss of $1,025,000 at March 31, 1997. For the nine months ended December 31, 1997, investment securities increased to $155,384,000 from $148,828,000 at March 31, 1997 and decreased from $159,969,000 at December 31,
1996. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No.

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

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at December 31, 1997, March 31, 1997 or December 31, 1996.

The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       Dec. 31,         March 31,          Dec. 31,
                                                               1997              1997              1996
----------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                     $ 46,686          $ 27,780           $35,777
  Mortgage-backed securities                                    5,419             6,406             6,700
  Corporate bonds                                               7,431             7,429             7,429
  Other debt securities                                         9,618            10,292            10,501
----------------------------------------------------------------------------------------------------------
        Total                                                $ 69,154          $ 51,907           $60,407
----------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                      $ 7,721          $ 15,176           $16,272
  Mortgage-backed securities                                   60,180            62,352            64,933
  Corporate Bonds                                               2,030             2,005             2,020
  Other debt securities                                         3,889             3,970             4,008
  Equity securities - preferred stock                          12,410            13,418            12,329
----------------------------------------------------------------------------------------------------------
         Total                                               $ 86,230          $ 96,921           $99,562
----------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                     $ 54,407          $ 42,956           $52,049
  Mortgage-backed securities                                   65,599            68,758            71,633
  Corporate bonds                                               9,461             9,434             9,449
  Other debt securities                                        13,507            14,262            14,509
  Equity securities                                            12,410            13,418            12,329
----------------------------------------------------------------------------------------------------------
          Total                                              $155,384          $148,828          $159,969
----------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration
         The loan portfolio has grown $48,233,000 or 9.70% to $545,073,000 at December 31, 1997, compared to $496,840,000 at December 31, 1996. Each loan category showed increases with the exception of leases which declined $13,225,000 or 54.08% to $11,230,000 down from $24,455,000.

         Construction and acquisition and development loans, net of the undisbursed portion of loans in process, increased $22,231,000 or 14.64% to $174,122,000 at December 31, 1997, from $151,891,000 at December 31, 1996.
Construction and acquisition and development loans represent 40.10% of gross loans receivable at December 31, 1997, remaining consistent when compared to 39.76% at December 31, 1996. Residential mortgage loans increased $7,274,000 or 3.74% to $201,892,000 at December 31, 1997 from $194,618,000 at December 31,
1996.

         Commercial loans increased $8,940,000 or 20.93% to $51,655,000 at December 31, 1997 compared to $42,715,000 at December 31, 1996. Consumer loans increased $10,817,000 or 50.07% to $32,420,000 at December 31, 1997 compared to
$21,603,000 at December 31, 1996.

LOAN PORTFOLIO MIX

                                                                                                % Change
                                                                                           Dec. 31, 1997 from
                                                 Dec. 31,       March 31,   Dec. 31,      March 31,    Dec. 31,
(dollars in thousands)                             1997           1997        1996          1997         1996
----------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                 $217,494      $205,086     $197,556         6.05         10.09
    Acquisition & Development                      35,818        35,408       34,459         1.16          3.94
Real Estate - mortgage loans
    Non-Residential                                35,937        28,764       28,865        24.94         24.50
    Residential                                   201,892       194,821      194,618         3.63          3.74
    Home equity and second mortgages               45,300        43,752       39,204         3.54         15.55
----------------------------------------------------------------------------------------------------------------
Total real estate loans                           536,441       507,831      494,702         5.63          8.44
----------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                     51,655        52,144       42,715         (.94)        20.93
    Leases                                         11,230        19,939       24,455       (43.68)       (54.08)
    Consumer and other                             32,420        23,648       21,603        37.09         50.07
----------------------------------------------------------------------------------------------------------------
Total other loans                                  95,305        95,731       88,773         (.44)         7.36
----------------------------------------------------------------------------------------------------------------
Total gross loans receivable                      631,746       603,562      583,475         4.67          8.27
----------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                               (79,190)      (80,801)     (80,124)       (1.99)        (1.17)
    Deferred loan origination fees                 (1,290)       (1,684)      (1,740)      (23.40)       (25.86)
    Unearned income                                  (171)         (212)        (235)      (19.34)       (27.23)
    Reserves for loan losses                       (6,265)       (5,198)      (5,009)       20.53         25.07
    Premium/(discount) on loans purchased             243            82          473       196.34        (48.63)
----------------------------------------------------------------------------------------------------------------
Loans receivable, net                            $545,073      $515,749     $496,840         5.69          9.71
================================================================================================================

Non-Performing Assets
         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $2,028,000 or 16.30% to $14,471,000 at December 31, 1997 from $12,443,000 at March 31, 1997. The majority of this increase is attributable to one acquisition and development loan and 16 construction loans located in Jacksonville, Florida. The loans were classified substandard on December 1997 because the borrower experienced cashflow difficulties in completing presold homes and failed to provide timely financial statements. Additionally, total problem assets increased $6,349,000 or 78.17% since the December 31, 1996, level of $8,122,000. Total problem assets as a percent of total assets increased to 1.55% at December 31, 1997 from 1.51% and 1.01% at March 31, 1997 and December 31, 1996, respectively. At December 31, 1997, the Company had non-accrual loans of $8,895,000 compared to $7,866,000 at March 31, 1997 and $4,856,000 at December 31, 1996. Interest income not recognized on these loans amounted to $460,000 during the first nine months of fiscal 1998.

          Approximately 48.51% of all non-accrual loans were represented by single-family mortgage loans and 24.31% of all non-accrual loans were represented by construction loans. The majority of these construction loans are attributable to two borrowers. Loans outstanding to one borrower located in Hinesville, Georgia consists of one acquisition and development loan and two construction loans totaling $725,000. The second borrower is located in Cobb County, Georgia, and has one acquisition and development loan and three construction loans for a total of $923,000. This borrower has filed for bankruptcy protection. Based on an abundance of collateral, the Bank anticipates it will receive full repayment upon removal of the bankruptcy. At December 31, 1997, 20.73% of non-
accrual loans were represented by equipment leases. One relationship with a lessor of seven leases was for $1,783,000. The Company's equipment lease portfolio continues to repay and stood at $11,230,000 at December 31, 1997 versus $24,455,000 at December 31, 1996.

          In addition, at December 31, 1997, the ACC identified $3,461,000 of loans as potential problem loans compared to $2,503,0000 and $1,187,000 at March 31, 1997 and December 31, 1996, respectively. Loans outstanding to one borrower represents $2,352,000 of potential problem loans, this consists of one acquisition and development loan and sixteen construction loans in Jacksonville, Florida. Interest payments on these loans were 30 days in arrears at December 31, 1997. Since then, the borrower has repaid four construction loans, brought his payments current and provided timely financial information indicating profitable operations. Real estate owned increased by $41,000 to $2,115,000 at December 31, 1997, from $2,074,000 at March 31, 1997 and by $36,000 from
$2,079,000 at December 31, 1996.

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

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

                                              Dec. 31,   Sept. 30,    June 30,    March 31,     Dec. 31,
 (dollars in thousands)                         1997        1997        1997         1997         1996
---------------------------------------------------------------------------------------------------------
 Non-accrual loans:
 Residential real estate-construction         $ 2,162      $2,343       $  728      $1,692     $   163
 Residential real estate-mortgage               4,315       3,942        3,301       2,934       1,377
 Commercial real estate                             -           -            -         427         422
 Commercial                                        40         169           23          93          84
 Commercial leases                              1,844       1,775        2,396       2,508       2,706
 Installment                                      534         244          333         212         104
---------------------------------------------------------------------------------------------------------
 Total non-accrual                              8,895       8,473        6,781       7,866       4,856
---------------------------------------------------------------------------------------------------------
 Potential problem loans                        3,461         919        2,630       2,503       1,187
 Loans contractually delinquent 90
 days which still accrue interest                   -           -            -           -           -
 Troubled debt restructurings                       -           -            -           -           -
---------------------------------------------------------------------------------------------------------
 Total non-accrual and problem loans          $12,356    $  9,392     $  9,411     $10,369      $6,043
---------------------------------------------------------------------------------------------------------
 Real estate owned, net                         2,115       2,492        2,267       2,074       2,079
---------------------------------------------------------------------------------------------------------
 Total problem assets                         $14,471     $11,884      $11,678     $12,443      $8,122
---------------------------------------------------------------------------------------------------------
 Total problem assets/Total assets               1.55%       1.36%        1.38%       1.51%       1.01%
---------------------------------------------------------------------------------------------------------
 Total problem assets/Net loans plus
   Reserves                                      2.62%       1.35%        2.14%       2.41%       1.62%
---------------------------------------------------------------------------------------------------------
 Reserve for loan losses/Total
   Problem assets                               43.29%      50.52%       49.33%      41.78%      61.67%
---------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At December 31, 1997                      Residential
                                      --------------------      Comm'l                                                 % of Total
(dollars in thousands)                  Const      Mtgs        R-Estate    Comm'l  Leases    Installment    Total       Location
---------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                               $ 1,028    $1,959            -      $   40   $     -      $  529    $  3,556      23.57%
Augusta                                     -       791            -           -         -           -         791       5.24%
Hinesville                                725       117            -           -         -           -         842       5.58%
Savannah                                  222         -            -                                           222       1.47%
Warner Robins                             143         -            -           -         -           -         143        .95%
All other locations                        44     1,448            -           -     1,844           5       3,341      22.15%
---------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                    2,162     4,315            -          40     1,844         534       8,895      58.96%
---------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                   118         -          218         199         -           -         535       3.55%
Jacksonville                            2,352         -            -           -         -           -       2,352      15.59%
Savannah                                  247         -            -           -         -           -         247       1.64%
Warner Robins                             327         -            -           -         -           -         327       2.17%
---------------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans        3,044         -          218         199         -           -       3,461      22.95%
---------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Aiken                                      66       149            -           -         -           -         215       1.42%
Atlanta                                   271        98          649           -         -           -       1,018       6.75%
Augusta                                    27        87            -           -         -           -         114       0.76%
Hinesville                                121         -            -           -         -           -         121       0.80%
Jacksonville                              333         -            -           -         -           -         333       2.21%
All other locations                       128       726           74           -         -           -         928       6.15%
---------------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)             946     1,060          723           -         -           -       2,729      18.09%
---------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type            6,152    $5,375        $ 941      $  239    $1,844   $     534     $15,085     100.00%
--------------------------------------------------------------------------------------------------------------------
% of total problem assets by
  type                                  40.78%    35.63%        6.24%       1.58%    12.23%       3.54%     100.00%
-------------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $614,000: real estate owned, net, equals $2,115,000.

Concentrations to Single Borrowers
         The Bank has lease exposure, to one company, of $1,783,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. The trustee has made settlement offers to the Bank which have been declined. The Bank also has a combined exposure of $1,648,000 to two borrowers, one in Atlanta, Georgia and one in Hinesville, Georgia. The borrower located in Atlanta has $923,000 of construction loans and has filed for bankruptcy protection. The borrower in Hinesville has $725,000 in construction loans and these loans are in the process of collection. See Non-Performing Assets.

         In addition, there is one borrower with potential problem loans located in Jacksonville, Florida. The borrower has one acquisition and development loan and 16 construction loans with a combined balance of $2,352,000. As of December 31, 1997, interest on all loans is paid to December 1, 1997. Since then the borrower has repaid four of the construction loans, paid interest current and provided timely financial information demonstrating an acceptable level of profits.

Loan Impairment
         At December 31, 1997, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, increased $3,000 or .17% to $1,783,000 from $1,780,000 at March 31, 1997 and decreased $922,000 or 34.09% from $2,705,000 at December 31, 1996. At December 31, 1997, March 31, 1997 and December 31, 1996, all impaired loans were on a nonaccrual basis. At December 31, 1997 and March 31, 1997, the valuation allowance related to these impaired loans was $453,000 compared to $1,152,000 at December 31, 1996. At December 31, 1997, March 31, 1997 and December 31, 1996, all impaired loans had a related loan loss reserve. For the quarter and nine months ended December 31, 1997, the average recorded investment in impaired loans was $1,779,000 compared to $1,884,000 and $1,413,000 for the same periods ended December 31, 1996.

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

Reserve for Loan Losses
         The Company set aside $657,000 and $377,000, respectively, of additional reserves for possible loan losses during the third quarter of fiscal 1998 and 1997. During the first nine months of fiscal 1998, the Company set aside $1,974,000 compared to $1,825,000 for the same period last year. At December 31, 1997, reserves represented 0.99% and 1.03% of average loans outstanding for the third quarter and nine months of fiscal 1998 compared to 0.92% and 0.96% for the same periods one year ago. During the third quarter and first three quarters of fiscal 1998, the Company charged-off $422,000 and $1,044,000, respectively, compared to $423,000 and $2,433,000 for the same periods last year. In the third quarter and first nine months of fiscal 1998, charge-offs represented 0.06% and 0.15% of average loans outstanding, a decrease from 0.07% and 0.44% for the third quarter and first nine months of fiscal 1997. Loan loss reserves totaled $6,265,000 at December 31, 1997 compared to $5,198,000 and $5,009,000 at March 31, 1997 and December 31, 1996, respectively.
Loan loss reserves to total problem assets increased to 43.29% at December 31, 1997 from 41.78% at March 31, 1997 and decreased from 61.67% at December 31, 1996. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
(dollars in thousands)

                                                             Three Months Ended         Nine Months Ended
                                                                   Dec. 31,                  Dec. 31,
                                                          ------------------------   -------------------------
                                                               1997        1996         1997          1996
Reserve for loan losses, beginning of period                $  6,004     $  5,006     $  5,198     $  5,464
  Charge-offs:
    Real estate - construction                                     -           54           72           54
    Real estate - mortgage                                       161           14          567          101
    Consumer                                                     261           33          398           37
    Commercial                                                     -          235            7          237
    Commercial leases                                              -           87            -        2,004
----------------------------------------------------- --------------     --------     --------     --------
        Total charge-offs                                        422          423        1,044        2,433
  Recoveries                                                      26           49          137          153
----------------------------------------------------- --------------     --------     --------     --------
  Net charge-offs                                                396          374          907        2,280
  Reserve on purchased loans                                       -            -            -            -
  Reserve from acquisitions                                        -            -            -            -
  Provision for loan losses                                      657          377        1,974        1,825
----------------------------------------------------- --------------     --------     --------     --------
  Reserve for loan losses, end of period                    $  6,265     $  5,009     $  6,265     $  5,009
----------------------------------------------------- --------------     --------     --------     --------
  Average loans outstanding for the period                  $630,655     $544,428     $606,767     $522,366
----------------------------------------------------- --------------     --------     --------     --------
  Ratio of net charge-offs to average loans                     0.06%        0.07%        0.15%        0.44%
----------------------------------------------------- --------------     --------     --------     --------
  Reserves to average loans outstanding                         0.99%        0.92%        1.03%        0.96%
----------------------------------------------------- --------------     --------     --------     --------

Investment in Real Estate
         The Company's investment in real estate increased $3,801,000 to $29,629,000 at December 31, 1997 from $25,828,000 at March 31, 1997 and
$2,844,000 from $26,785,000 at December 31, 1996. The Company currently has six real estate projects in the Atlanta area.

Deposits
         Deposits are the Company's primary funding source. During the first nine months of fiscal 1998, total deposits increased $46,790,000 or 8.39% to $604,514,000 from $557,724,000 at March 31, 1997. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fourteen branches in Atlanta. The growth in deposits was primarily in certificates of deposit which grew 7.20% to $441,334,000 at December 31, 1997 from $411,703,000 at March 31, 1997. Demand deposits including NOW accounts, passbook accounts and money market accounts were 26.99% of the Company's deposits at December 31, 1997. The weighted average interest rate on deposits remained relatively stable at 4.88% at December 31, 1997 and 4.84% and 4.87% at March 31, 1997 and December 31, 1996, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows (dollars in thousands):

DEPOSIT MIX

                                            Dec. 31,   March 31,    Dec. 31,
                                              1997       1997         1996
-------------------------------------------------------------------------------

Demand deposits:
  Noninterest-bearing deposits               $ 37,834    $ 29,843     $ 19,088
  Interest-bearing deposits                    53,188      48,923       56,175
  Money market accounts                        32,328      20,902       18,397
  Savings accounts                             39,830      46,353       45,588
                                             ----------------------------------
                                              163,180     146,021      139,248
                                             ----------------------------------

Time deposits:
  Maturity one year or less                   321,716     308,459      297,387
  Maturity greater than one year through
    two years                                  38,086      33,155       31,054
  Maturity greater than two years through
    three years                                37,342      29,312       22,735
  Maturity greater than three years            44,190      40,777       48,490
                                             ----------------------------------
                                              441,334     411,703      399,666
                                             ----------------------------------
               Total deposits                $604,514    $557,724     $538,914
                                             ----------------------------------

         The weighted average interest rate on time deposits at December 31, 1997, March 31, 1997 and December 31, 1996, was 5.90%, 5.84% and 5.82%.

         For the periods indicated, interest expense on deposits is summarized as follows (dollars in thousands):

                                                     Three Months Ended      Nine Months Ended
                                                           Dec. 31,                Dec. 31,
                                                       1997        1996       1997        1996
                                                   --------------------------------------------
  Interest-bearing deposits                           $  399     $  251     $ 1,029    $   739
  Money market accounts                                  278        125         662        366
  Savings accounts                                       252        281         797        849
  Time deposits                                        6,563      5,877      19,148     16,726
                                                   --------------------------------------------
                                                      $7,492     $6,534     $21,636    $18,680
                                                   --------------------------------------------


Federal Home Loan Bank Advances
         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At December 31, 1997, advances were $215,205,000 compared to $141,383,000 at March 31, 1997. At
December 31, 1997, the weighted average interest rate on these borrowings was 5.86% compared to 6.80% at March 31, 1997.

Liquidity and Capital Resources

Liquidity Management
         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Increases in core deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company has also experienced significant growth in assets. Total assets increased $110,576,000 over the previous nine months and were primarily funded by deposits which increased $46,790,000. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At December 31, 1997, advances were $215,205,000 or 23.03% of total assets.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans and permanent mortgage loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations increased 28.83% to $518,706,000 for the first nine months of fiscal 1998 compared to $402,619,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB.

         The Bank acquired certain assets of Southern Federal Savings and Loan Association from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an agreement (the "Agreement") with a corporation owned by two individuals to participate in the future profits and losses of the operation of the Prime Lending Division of Tucker Federal Bank pursuant to the Agreement. On December 5, 1997, the corporation and these two individuals filed a complaint alleging that the Bank has not properly calculated the profits and losses of the Prime Lending Division. Additionally, in the complaint, the corporation and these individuals asked the court to declare the Agreement terminated and allow the individuals the opportunity to exercise an option to purchase assets of the division for 75% of the appraised fair market value as described in the Agreement. On January 23, 1998, the Bank terminated the Agreement and its employment of the two individuals. The Bank continues to believe its calculations of profits and losses are proper and in full compliance with the terms of the Agreement and that it was within its rights to terminate the Agreement and the employment of the individuals. The specific impact on the financial condition of the Bank, if any, which might be caused by terminating the Agreement and the purchase of the assets of the division by the corporation and the two individuals, if the corporation and the two individuals have the option to purchase and choose to exercise that option, cannot be determined at this time.

         On September 19, 1997, the Bank hired the employees and acquired certain assets of the wholesale mortgage operation of Eastern Mortgage Services, Inc. a subsidiary of Dauphin Deposit Bank and Trust Company. This wholesale operation originates mortgages with a low fixed cost and provides the Company an opportunity to leverage its technology and mortgage banking operations.

         The Company is continuing its in-depth assessment of the mortgage banking group. This includes evaluating each office's profitability, business prospects, and carefully considering the business potential of each local market. The Company experienced increased single-family mortgage originations in all offices in December 1997 as a result of an increased volume of refinances caused by lower interest rates. Due to the increased volume of refinances, the Company has delayed any changes in operations. The Board will continue to determine the viability of each mortgage banking office by considering its profitability and business prospects.

Cash Flows from Operating Activities
         For the first nine months of fiscal 1998, the Company used cash from operating activities of $81,862,000 compared to $29,954,000 cash provided from operating activities for the same period one year ago. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first nine months of fiscal 1998, the Company originated and sold $518,706,000 and $452,601,000 of loans held for sale, respectively. This resulted in a $66,105,000 use of cash. For the same period last year, the Company originated and sold $402,619,000 and $437,260,000 of loans held for sale, respectively, resulting in a use of cash of $34,641,000.

Cash Flows from Investing Activities
         During the first nine months of 1998, the Company used $42,624,000 of cash for investing activities compared to $103,945,000 for the same period last year. Loan originations net of repayments represented 69.00% of cash used or $29,409,000 compared to 66.86% or $69,502,000 for the same period one year ago. For the first nine months of fiscal 1998, purchases of loans receivable decreased $17,453,000 to $569,000 from $18,022,000 for the same period last year. This represented a 1.33% use of cash for the first nine months versus 17.34% for the same period in fiscal 1997. During the first nine months of fiscal 1998, the Company invested an additional $7,594,000 in investment in real estate, representing a 17.82% use of cash. In comparison, for the first nine months one year age, the Company invested an additional $16,188,000 in investment in real estate, representing a 15.57% use of cash.

Proceeds from the sale of investment in real estate for the first nine months of 1998, were $5,118,000, a 12.01% source of cash versus $2,660,000 or a 2.56%
source of cash for the same period last year. In the first nine months of fiscal 1998, there were $37,184,000 in purchases of investment securities held to maturity and $2,953,000 in purchases of securities available for sale representing 94.17% of total cash used for investing activities. Comparatively, for the same period last year, the Company purchased $20,588,000 of investment securities held to maturity and $14,051,000 of securities available for sale representing 33.32% of cash used in investing activities.

Cash Flows from Financing Activities
         Cash provided from financing activities during the first nine months of fiscal 1998, was $121,568,000 compared to $74,884,000 during the same period one year ago. FHLB advances provided the most significant increase in cash provided from financing activities. The Company borrowed $495,737,000 and repaid $418,826,000 during the same period last year. This compares to borrowings of $212,488,000 and repayments of $216,182,000 the same nine months last year. The Company's deposits increased by $46,790,000 during the nine months. The increase is comprised of $29,631,000 of time deposits and $17,159,000 in demand deposits. Comparatively, for the first nine months last year, deposits increased $80,456,000 comprised of $74,434,000 in time deposits and $6,022,000 in demand deposits. The Company paid cash dividends to its shareholders of $2,549,000 and $1,566,000 for the first nine months of fiscal 1998 and 1997, respectively.

Capital
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At December 31, 1997, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. On December 31, 1997, the Bank paid a dividend to the Company in the amount of $10,526,000. The dividend was paid in the form of cash in the amount of $2,600,000 and loans receivable in the amount of $7,926,000. The cash was used to finance the Company's residential real estate developments. The loans receivable are nine mezzanine financing loans which were transferred to Eagle Bancshares Capital Group. Eagle Bancshares Capital Group also made three other mezzanine financing loans in the quarter ending December 31, 1997, bringing the total investments made by Eagle Bancshares Capital Group to $10,579,000. These loans were made to an existing customer of the Bank and offer the possibility of a return higher than traditional bank loans. In fiscal 1997, the Bank paid a dividend in the form of equity securities to the Company in the amount of $6,094,000.

REGULATORY CAPITAL

--------------------------------------------------------------------------------------------------------
                                     Regulatory               Required                  Excess
(dollars in thousands)                Capital      %          Capital      %           Capital     %
--------------------------------------------------------------------------------------------------------
December 31, 1997 Risk-based ratios:
  Tier 1 capital                      $50,078     8.17        $24,505     4.00         $25,573     4.17
  Total Capital                       $55,625     9.08        $49,010     8.00         $ 6,615     1.08
Tier 1 leverage                       $50,078     5.57        $35,969     4.00         $14,109     1.57
Tangible equity                       $50,078     5.91        $13,119     1.50         $36,959     4.41
--------------------------------------------------------------------------------------------------------
At December 31, 1996
Risk-based ratios:
  Tier 1 capital                      $57,092    11.51        $20,998     4.00         $36,094     7.51
  Total capital                       $60,570    12.21        $41,997     8.00         $18,573     4.21
Tier 1 leverage                       $57,092     7.48        $31,460     4.00         $25,632     3.48
Tangible equity                       $57,092     7.60        $11,809     1.50         $45,283     6.10

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The Bank acquired certain assets of Southern Federal Savings and Loan Association from the RTC on November 23, 1992. In connection with this acquisition, the Bank entered into an agreement (the "Agreement") with a corporation owned by two individuals to participate in the future profits and losses of the operation of the Prime Lending Division of Tucker Federal Bank pursuant to the Agreement. On December 5, 1997, the corporation and these two individuals filed a complaint alleging that the Bank has not properly calculated the profits and losses of the Prime Lending Division. Additionally, in the complaint, the corporation and these individuals asked the court to declare the Agreement terminated and allow the individuals the opportunity to exercise an option to purchase assets of the division for 75% of the appraised fair market value as described in the Agreement. On January 23, 1998, the Bank terminated the Agreement and its employment of the two individuals. The Bank continues to believe its calculations of profits and losses are proper and in full compliance with the terms of the Agreement and that it was within its rights to terminate the Agreement and the employment of the individuals. The specific impact on the financial condition of the Bank, if any, which might be caused by terminating the Agreement and the purchase of the assets of the division by the corporation and the two individuals, if the corporation and the two individuals have the option to purchase and choose to exercise that option, cannot be determined at this time.

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT 11        Computation of per share earnings.

         EXHIBIT 27        Financial Data Schedule

C. 9.             Reports on Form 8-K
                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE BANCSHARES, INC.
                                            (Registrant)




Date:  February 17, 1998               /s/ Conrad J. Sechler, Jr.
                                       ----------------------------------------
                                       Conrad J. Sechler, Jr.
                                       Chairman of the Board, President and
                                       Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  February 17, 1998               /s/Richard B. Inman, Jr.
                                       ----------------------------------------
                                       Richard B. Inman, Jr.
                                       Director, Secretary and Treasurer





Date:  February 17, 1998               /s/ Conrad J. Sechler, Jr.
                                       ----------------------------------------
                                       Conrad J. Sechler, Jr.
                                       Chairman of the Board and President



Date:  February 17, 1998               /s/ LuAnn Durden
                                       ----------------------------------------
                                       LuAnn Durden
                                       Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                                                                     Page No.
------                     -----------                                                                     --------

  11                       Computation of per share earnings                                                  27

  27                       Financial Data Schedule (for SEC use only)                                         28