Form 10-K
period 1998-03-31
EAGLE BANCSHARES INC
filed 1998-07-02
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934  For the fiscal year ended March 31, 1998.

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...............to................

Commission file number:           0-14379
                                  -------

                             EAGLE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-1640222
            -------                                    ----------
 (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                  Identification No.)

     4305 LYNBURN DRIVE, TUCKER, GEORGIA                30084-4441
     -----------------------------------                ----------
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code             770-908-6690
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

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 25, 1998.

         Common Stock, $1.00 par value - $126,200,000 based upon the closing price on June 25, 1998, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 25, 1998 Common Stock $1.00 par value - 5,787,264 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1998 ("Annual Report to Stockholders"). (Parts I, II, and IV)

         Portions of the definitive proxy statement for the 1997 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part
III)

                          Index of Exhibits on Page 51

                             EAGLE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

Item                                                                         Page
Number                                                                      Number
------                                                                      ------
                                     PART I

1.  Business...................................................................3

2.  Properties................................................................19

3.  Legal Proceedings.........................................................19

4.  Submission of Matters to a Vote of Security Holders.......................20

                                     PART II

5.  Market for the Registrant's Common Equity
    and Related Stockholder Matters...........................................21

6.  Selected Financial Data...................................................22

7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................23

8.  Financial Statements and Supplementary Data...............................48

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.......................................48

                                    PART III

10. Directors and Executive Officers of the Registrant........................48

11. Executive Compensation....................................................48

12. Security Ownership of Certain Beneficial Owners
    and Management............................................................48

13. Certain Relationships and Related Transactions............................49

                                     PART IV

14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.......................................................49

Signatures....................................................................50

Index of Exhibits.............................................................51

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Bank ("Tucker Federal" or the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the metropolitan Atlanta area through its home office and 14 full service branch offices. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has two subsidiaries, Prime Eagle Mortgage Corporation ("PrimeEagle") and Eagle Service Corporation.

         As a unitary thrift holding company, Eagle is permitted, under current regulations, to engage in activities that bank holding companies cannot legally engage. Therefore, the Company formed EREA in 1991 initially to perform real estate brokerage activities. Over the previous four years, EREA has engaged in real estate development activities and brokerage services. EBCG was formed in December 1997 to serve the Bank's growing base of small and medium sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership.

         On July 2, 1998, the Company filed a Form S-3 registration statement to register 1,000,000 cumulative trust preferred securities having a liquidation amount of $25.00 each. The Company intends to use the net proceeds as follows:
(i) approximately $10 million will be contributed to the Bank to increase the Bank's capital ratios to support growth, for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well capitalized", and (ii) the balance will be used to repay existing debt, invest in investment grade preferred securities of other issuers, and for general corporate purposes. The Company anticipates the offering to become effective by September 30, 1998.

         On September 21, 1997, the Company acquired a wholesale mortgage banking business to increase loan originations and improve efficiencies associated with its mortgage banking business. The purchase price was approximately $65,000 representing the value of furniture and equipment. The wholesale division closed $259,545,000 of permanent mortgage loans for the six month period ended March 31, 1998.

         On March 26, 1997, Eagle acquired all of the outstanding shares of Southern Crescent Financial Corp. ("SCFC"), a bank holding company located in Union City, Georgia, with four branches, in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated August 13, 1996. Simultaneously therewith, Southern Crescent Bank, a wholly owned commercial bank subsidiary of SCFC, merged with and into the Bank. The Company was the surviving corporation in the merger, and Tucker Federal was the surviving entity in the bank merger and remains a wholly owned savings association of the Company. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include SCFC for all periods presented.

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

         In accordance with the Company's long term growth strategy, effective February 15, 1996, the Company issued 1,435,000 shares of common stock and raised $21,483,000 of equity in a secondary offering. The additional capital has been employed to fuel the Company's growth.

         Effective April 1, 1995, the Company consolidated its mortgage banking and construction lending divisions into an operating subsidiary, PrimeEagle Mortgage Corporation. Prior to this time, Eagle Service Corporation and the Bank separately engaged in the origination of permanent mortgage loans held for sale. The consolidation improved the Company's ability to receive higher servicing release premiums as a result of higher loan volume.

         The Company is engaged in three lines of business through its subsidiaries: community banking, mortgage banking and real estate investment. At March 31, 1998, the Company had total assets of $1,149,483,000, total deposits of $778,975,000 and total stockholders' equity of $74,702,000.

         Management believes the best way to maximize long-term shareholder value is to continue to improve financial performance and operating efficiency and to continue to grow market share in the metropolitan Atlanta area. The Company's long-term strategy is focused on increasing shareholder value by creating competitive advantages in targeted business niches which include community banking, mortgage banking and real estate development. The Company reviews and updates its Strategic Business Plan quarterly. The Company's plan is focused on five basic areas: (i) improving financial performance and operating efficiencies, (ii) continuing to grow market share in metropolitan Atlanta,
(iii) developing new sources of net income, (iv) utilizing technology to enhance the Company's operating results and capitalize on new business opportunities, and (v) being the "Bank of Choice" for the small business community.

         Based on total assets as of March 31, 1998, the Bank is one of the largest financial institution headquartered in the metropolitan Atlanta area. The Bank has a significant strategic opportunity as one of Atlanta's leading community banks. The Company's asset size and legal lending limit per borrower permit it to serve middle market customers more effectively than many smaller Atlanta community banks. The Bank's competitive advantage is its ability to provide a full range of financial products with personalized service and local decision making, which typically are not available from financial institutions headquartered out of state. Additionally, management believes that many local borrowers are being under served as a result of the recent acquisitions of many of Atlanta's banks and thrifts by large out-of-state banks and that the Bank will continue to build franchise value by increasing market share in the metropolitan Atlanta area.

         Over the past year, the Company has incurred increased capital expenditures, data processing costs, training expenses and consulting fees with the goal of strategically building the infrastructure necessary to support future growth. The Bank converted its core and branch processing systems to a data processing environment comparable to commercial banks. This system increases capacity and provides enhanced customer information to identify the Bank's customers with the greatest profit improvement potential. Further, management has undertaken a number of initiatives to improve core earnings, including realigning deposit mix to lower the cost of funds and negotiating maintenance, courier, and communications contracts. Management believes these initiatives will allow it to continue to improve operating efficiency and customer service.

         The Company creates a strategic advantage by utilizing its experience and historic commitment to construction lending to generate permanent mortgage loan originations. Because of the Company's long-term participation in construction lending, it is able to develop a core business of permanent mortgage originations as a result of relationships with its existing homebuilders. The Company has relationships with approximately 165 homebuilders in the Atlanta metropolitan area and does not have significant concentration with any homebuilder or in any particular market area. Over the past year, the Company continued to upgrade the origination and processing systems used in its mortgage banking business to improve efficiencies of loan originations and sales. Management is implementing an automated underwriting system for its conforming mortgage loans to continue to improve customer service by providing faster loan decisions. In September 1997, the Company acquired a wholesale banking business to increase loan originations and improve efficiencies of its mortgage banking operations. Currently, the Company sells the majority of its mortgage servicing rights originated.

         The Company's experience as a metropolitan Atlanta area real estate lender for over 40 years creates a strategic advantage for its real estate development activities. Local market knowledge and relationships with builders and developers give the Company a unique position to create and evaluate real estate development opportunities. Additionally, the Company's real estate investments and brokerage activities have contributed increasing incremental income for the previous four years.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         COMMUNITY BANKING - The Bank is primarily engaged in making commercial and consumer loans funded by attracting deposits from the general public. In addition to deposits, sources of funds for the Bank's loans and other investments include origination and other fees charged on certain types of loans, prepayment of loans, and sales of investment securities. The Company's ability to attract small business and consumer loans, as well as deposits, was significantly expanded with the acquisition of SCFC. The banking group has reorganized the management structure to provide for a higher level of customer service. The Company intends to expand its portfolio of commercial and consumer loans to increase its level of higher yielding assets in its loan portfolio. In addition, management identified opportunities to improve operational efficiencies, which lead to the conversion to a new data services provider. The principal sources of income for the Bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses and data processing expenses.

         The Bank competes for loans and deposits with many financial institutions that are larger and have greater financial resources. In order to remain competitive, the Bank attempts to identify the specific needs of its target markets and to design financial products and services to fill those needs. Additionally, many customers of the Bank express a desire to bank with a local financial institution. The Bank believes this community banking niche is one Tucker Federal can fill with a level of personal service applied to each customer that may not be available from larger regional financial institutions.

         MORTGAGE BANKING - PrimeEagle originates single family mortgage and construction loans from retail loan production offices in five southeastern states. The wholesale group operates from a single production office in Ponte Vedra, Florida, and purchases loans from correspondents who operate in markets outside of its retail mortgage offices area, primarily in the northeastern United States. Loans are funded primarily through the sale of these loans in the secondary market, as well as, through the Bank's ability to borrow from the Federal Home Loan Bank.

         PrimeEagle generates revenues through interest on construction and permanent mortgage loans and selling substantially all of the fixed rate permanent mortgage loans to investors. PrimeEagle's primary source of fee income is derived from services including loan application and origination, the gain or loss on the sales of loans to third parties and from the sales of mortgage servicing rights. Proceeds from sales of mortgage servicing rights are the largest component of total mortgage production fees. Management's analysis of the timing of mortgage prepayments and fluctuations in the value of servicing rights impacts the Company's decision to retain or sell servicing. As a result of this analysis, the Company has sold substantially all of its fixed rate mortgage loans on a servicing released basis during the previous five years.

         The Company currently provides construction financing in some of the markets where it has a retail loan production office and obtains benefits by coordinating the efforts of its construction lending and permanent lending operations.

         For financial information regarding industry segments, see Note 14 of Notes to Consolidated Financial Statements.

(c) Narrative Description of Business

         The Company is headquartered in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. Growth in the metropolitan Atlanta area and ongoing consolidation of the financial services industry have resulted in significant increases in loans, deposits, and customers at the Bank. In February 1996, the Company issued 1,435,000 shares of common stock and raised $21.5 million of additional capital to support growth in loans and deposits and permitted investments by the Company. The Company also has benefited from industry consolidation by hiring experienced banking executives and acquiring branch offices. On March 26, 1997, the Company acquired Southern Crescent Financial Corp. with total assets of $150 million and four full-service branches in the rapidly growing markets of south metropolitan Atlanta. The acquisition enhanced the Company's commercial lending capabilities and expanded the Company's market share in Atlanta. The Company further diversified its mortgage lending by acquiring a wholesale mortgage operation in September 1997 whose primary market area is the northeastern United States. In recent years, the metropolitan Atlanta area has enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability will depend in part on the continued growth and the economic conditions in the metropolitan Atlanta area.

         The Company's long-term strategic business plan is focused on providing a broad array of financial services to consumers and small and medium sized businesses that consider personalized service and local decision making an important component of a banking relationship. The Company's plan has five basic principles:

         IMPROVING FINANCIAL PERFORMANCE AND OPERATING EFFICIENCIES. The Company's ability to increase market share in the rapidly growing metropolitan Atlanta area has produced dynamic growth in total assets. The rapid growth, however, has impacted operating efficiencies.

         Management has undertaken a number of initiatives to improve core earnings. These initiatives are designed to continue to improve operating efficiency and customer service while increasing fee income and controlling expenses and include:

                  - Shifting the deposit mix by increasing demand deposit accounts to lower the cost of funds and increase fee income. A relationship management program will increase solicitation of borrowers for these accounts and will require multiple account relationships with profitability criteria to earn a higher rate on certificates of deposit.

                  - The conversion of core and branch processing systems from an off-site savings and loan system to an on-site community bank data processing system allows managers to more effectively serve business customers. The conversion occurred in February 1998, and the Bank changed to a new item processing environment to provide increased capacity to service a higher level of demand deposit accounts for consumers and small businesses. In addition, efficiencies achieved through continued training will enable management to develop a branch staffing model, which optimizes the allocation of personnel in each branch.

                  - Developing services to increase fee income by providing new products from existing customers. These initiatives include a plan to offer insurance products to builders, small businesses and mortgage customers.

                  - Acquiring a wholesale mortgage banking operation to increase loan origination volume, increase the efficiency of mortgage banking operations and add diversity to the Bank's sources of mortgage loans. The acquisition included the implementation of new origination and processing technology integrated with a secondary marketing system. These technological improvements are now being implemented in the retail mortgage operation.

                  - Implementing initiatives to improve efficiency and control noninterest expense. Management has initiated cost control measures to renegotiate communications, facilities maintenance and courier contracts to take advantage of its increased purchasing power.

                  - Continued development and extensive profitability analysis for each line of business and office. For the year ending March 31, 1998, a number of offices did not cover their cost to operate. As a result, management has identified those offices which are currently not able to meet profitability goals and has instituted a plan designed to increase overall profitability.

         CONTINUING TO GROW MARKET SHARE IN METROPOLITAN ATLANTA. The Company is pursuing three approaches to increase market share. First, to sell more products to existing customers through a relationship banking program. Management is utilizing enhanced customer information and is training employees to search for every opportunity to provide financial solutions to customers and enhance the products and services offered to existing loan and deposit customers. Second, we are identifying potential new customers in existing markets through an aggressive marketing and direct mail program. Third, we will continue to evaluate opportunities to expand market share through acquisitions.

         DEVELOPING NEW SOURCES OF NET INCOME. The Company will continue to pursue allied businesses permitted by its unitary thrift holding company status. The Company formed EBCG last year to provide financing to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership. Management will focus on making loans with equity features and will identify investment opportunities through the Bank's customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants. To date, the Company has invested $10.7 million in mezzanine financing loans for commercial real estate projects.

         UTILIZING TECHNOLOGY TO ENHANCE THE COMPANY'S OPERATING RESULTS AND CAPITALIZE ON NEW BUSINESS OPPORTUNITIES. The Company will use technology to roll out alternative product delivery methods by expanding our call center, providing cash management products for small businesses and implementing automatic underwriting for both wholesale and retail mortgage lending. Our long-term plan calls for the addition of PC Banking capabilities for consumers.

         Management has implemented an integrated mortgage origination computer system in its wholesale group. The origination system together with an automated underwriting system will be completely tested and operational in the Bank's wholesale mortgage banking group and will then be implemented throughout its retail mortgage group. This system will increase efficiency in the retail and wholesale groups and significantly improve customer service by providing faster loan underwriting decisions.

         BEING THE "BANK OF CHOICE" FOR THE SMALL BUSINESS COMMUNITY. Personal relationships and local decision-making are important considerations to small and medium sized businesses. The Company's size allows it to offer a full range of products and services to business customers with a level of personal service that exceeds service provided by larger financial institutions. The Company has recruited experienced bankers to expand its Small Business Administration ("SBA") and commercial lending areas to provide a complete array of financing alternatives including SBA guaranteed loans, loans to finance receivables and inventory, and plant and headquarters expansion, as well as to identify mezzanine financing opportunities for rapidly growing businesses.

         No assurances can be given that the metropolitan Atlanta area will continue to have a strong economy or that, if the economy continues to be strong, the Company will benefit from that economy.

LENDING ACTIVITIES

GENERAL

         The Bank's loan portfolio consists of mortgage, construction, commercial, consumer, home equity and SBA loans offered through bank branches and retail loan production offices located in metropolitan Atlanta and five southeastern states. As a result of the acquisition of SCFC and the addition of new commercial lending officers, the Bank has increased its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area. In addition, the Bank's construction lending activities take advantage of the cross selling opportunities between construction lending and mortgage loan originations. In each market, the Bank follows the same stringent underwriting and construction monitoring procedures.

REAL ESTATE MORTGAGE LOANS

         Traditionally, the Bank's principal lending operation has been the origination of permanent single family residential mortgage loans. These loans continue to represent a significant part of the Bank's lending activities. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for retention in the Bank's loan portfolio. Generally, the Bank retains the adjustable rate mortgage loans that it originates and sells the fixed rate loans that it originates. In addition, the Bank began offering alternate credit mortgage loans which provide financing to borrowers with less than standard credit at yields reflecting the credit risk assumed. See "Lending Activities -- Loan Sales and Purchases."

         In the case of owner-occupied single family residences, the Bank may make permanent residential mortgage loans for up to 100 percent of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units, generally are made for up to 75 percent of the appraised value. Substantially all conventional loans with loan-to-value ratios in excess of 80 percent generally have private mortgage insurance covering that portion of the loan in excess of 75 percent of the appraised value. The borrower generally pays the cost of this insurance either through a single premium paid at the time of loan origination or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in the Bank's market areas.

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

         In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous five fiscal years. The Company does not expect its percentage of construction loans to total loans to increase significantly above the March 31, 1998 level. Construction and acquisition and development loans at March 31, 1998, were $162,501,000 or 18.6 percent of total loans. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a construction inspection and appraisal network staffed by employees and third party contractors. The Company's staff closely monitors construction progress and loan draws throughout the process. In addition, no single customer accounts for more than 2 percent of the Bank's loans.

COMMERCIAL REAL ESTATE LOANS

         Interim construction and permanent commercial real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, nursing homes, extended stay lodging facilities and motels located in the Company's primary lending areas. Construction and permanent commercial real estate loans are made generally to 80 percent of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs and sales of comparable projects. Interest rates are generally determined by market conditions. Commercial construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the prime rate. Permanent commercial real estate loans are typically made based on 15 to 25 year amortization periods with five to ten year maturities. Interest rates on permanent loans are generally tied to the Bank's base rate or other interest rate indices. As of March 31, 1998, the Company had outstanding $82,261,000 in loans secured by commercial real estate. This constituted 9.4 percent of the Bank's loan portfolio.

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

         Commercial business loans normally carry interest rates indexed to the Company's base rate, nationally quoted prime rate and U.S. Government Treasury securities. Commercial business loans as of March 31, 1998 were approximately $15,681,000 or 1.8 percent of the total loan portfolio. In 1993, the Company began a leasing operation, which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued the leasing activities during the fiscal 1997. Leases at March 31, 1998, were $9,463,000 or 1.1 percent of total loans compared to $19,939,000 at March 31, 1997.

CONSUMER LOANS

         Federal thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30 percent of their total assets. In addition, federal thrifts have lending authority above the 30 percent limit for certain consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily used for the purpose of home improvement), property improvement loans, mobile home loans, deposit account secured loans, education loans and indirect automobile loans. At March 31, 1998, total consumer loans constituted $33,755,000 or 3.9 percent of the Company's total loan portfolio. The Company intends to continue prudent expansion of its consumer lending activities, subject to market conditions, as part of its plan to become a full service financial institution providing a wide range of personal financial services.

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

         PrimeEagle actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans are underwritten to meet Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company's loans are approved by qualified underwriters in the markets they serve. These underwriters ensure that the loans are closed in accordance with the guidelines set forth by the Company's lending policy, by FNMA and FHLMC and by mortgage investors. In fiscal 1998, substantially all of the permanent mortgage loans originated by PrimeEagle were sold to private investors on a servicing released basis.

LOAN SALES AND PURCHASES

         Permanent first mortgage loans on residential real estate are originated for sale in the secondary market by PrimeEagle through its offices in the Southeast. These loans are pooled and sold through an assignment of trade to private investors. Fluctuations in the value of servicing rights and management's analysis of loan prepayments impact the Company's decision to retain or sell servicing. Because of the risk of prepayment and the cost to service loans as compared to the service release premiums paid by investors, the Company sells substantially all of its permanent loans on a servicing released basis.

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

         After a loan has been made, loan officers are responsible for monitoring individual loans and analyzing continuously the loan portfolio to identify promptly and report problem loans. Loans are also reviewed by the loan committee, the ACC and, by the Bank's credit administration and loan review personnel. The loan officer responsible for a loan submits the loan to the loan committee for approval in accordance with the guidelines of the Bank's lending authority. Each commercial real estate, construction, and lease loan is given a rating, which the loan committee has the ability to approve or disapprove. In addition, the frequency of ongoing review is determined by the loan officer and approved by the Loan Committee. The ACC may determine that a loan or borrower's credit grading or review frequency should be changed in accordance with the framework provided by the Bank's grading system.

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

         The ACC considers historical losses, recent trends, changes in national and local economic and business conditions and developments, the level and structure of interest rates, job growth, consumer confidence and the market value of collateral. The ACC considers (i) the effect of external factors, such as competition and legal and regulatory requirements on the level of estimated losses in the Bank's current portfolio; (ii) changes in the duration, type and level of assets; (iii) the existence and effect of any concentration of assets and changes in the level of such concentrations; (iv) changes in the experience, ability and depth of the lending management and loan administration staff of the Bank; (v) changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; (vi) changes in the trend of the volume and severity of past due and classified loans; (vii) trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications; and (viii) changes in the quality of the Bank's loan review system and the degree of oversight by the Bank's Board of Directors.

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

         The Bank's ALCO is comprised at a minimum of the Chairman of the Board, the President and CEO, the Executive Vice President and Corporate Secretary, Executive Vice President and CFO, and includes other senior officers of the Bank and the Company. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors which are designed to meet three goals -- manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

         The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio, shorter term, higher yielding loan products which meet the Company's underwriting criteria; and (iii) actively managing the Company's Gap and interest rate risk exposure

         The excess of interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap". The Bank's Gap position is evaluated continuously and discussed by the ALCO in bi-weekly meetings. A positive Gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative Gap indicates an excess of rate sensitive liabilities over rate sensitive assets. The Bank had a positive one year Gap of 15.35 percent as of March 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Market Risk."

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

         Investment decisions are made by authorized officers under the supervision of the Bank's Board of Directors pursuant to the Bank's investment policy. Brokers approved by the Board of Directors are used to effect securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1998.

         Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either assets available for sale or assets held to maturity. The Company does not currently maintain a trading portfolio. At March 31, 1998, fixed rate mortgage-backed securities have been classified as assets available for sale based on management's determination that such assets may be liquidated prior to maturity. PrimeEagle classifies all permanent fixed rate loans originated as assets held for sale unless originated pursuant to a portfolio commitment to the Bank. All other loans, investments excluding equity securities and mortgage-backed securities are considered assets held to maturity unless specifically classified otherwise. As of March 31, 1998, $437,328,000 or 38.05 percent, of the Company's assets were classified as held for sale.

         At March 31, 1998, the Bank's investment portfolio consisted of United States Agency obligations, investment grade corporate debt securities, equity securities and FHLB stock. Additionally, the Bank holds investments in mortgage-backed securities. See Note 4 and Note 10 of the Notes to Consolidated Financial Statements.

INVESTMENT IN REAL ESTATE

         The Company has invested in six real estate development projects with real estate property totaling $27,595,000 and representing 2.4 percent of total assets. Set forth below is information regarding each of the projects. The most significant portion of the Company's investment in real estate is in land to be developed or in process of development for residential subdivisions. All six real estate investments are located in metropolitan Atlanta. The Company consolidates each project on a line-by-line basis, except Hampton Oaks L.P., which is accounted for using the equity method. There would be no material difference in the financial position or results of operations of the Company if this investment was accounted for as a consolidated investment.

         - Union Hill LLC. In October 1994, the Company formed a limited liability corporation, Union Hill LLC, which purchased 237 acres of land located in Forsyth County, Georgia for the purpose of developing a 323-lot single family residential community. The Company has an 80 percent ownership interest and shares 50 percent in the profits of Union Hill after the allocation of the preferred return.

         - Hampton Oaks L.P. The Company, in keeping with its goal of providing affordable housing, invested in Hampton Oaks L.P. to construct a 50-unit affordable housing project. The development was completed in October 1995, and was 92 percent and 100 percent occupied during fiscal year 1998 and 1997 respectively. The Company has a 99 percent limited partnership interest and is recognizing investment tax credits of approximately $173,000 per year over 15 years through 2010.

         - BN Development Company LLC. In December 1995, the Company and an unaffiliated third party formed BN Development Company LLC for the purpose of acquiring a commercial lot near Cumberland Mall in Cobb County, Georgia and developing and leasing a 30,000 square foot Barnes & Noble, Inc. superstore. During fiscal year 1997, development was completed and the building was leased to Barnes & Noble, Inc. In 1997, the Company had a 50 percent ownership interest and shared 50 percent in the profits of BN Development. During fiscal 1998, the Company purchased the remaining 50 percent interest in BN Development, increasing the Company's ownership interest to 100 percent.

         -Trimble Road Development, LLC. In February 1996, the Company formed a wholly-owned limited liability corporation, Trimble Road Development, LLC, for the purpose of purchasing 13.63 acres of land and developing a 28 lot single-family residential subdivision community in Fulton County, Georgia. The Company has a 100 percent ownership interest in Trimble Road Development, LLC.

         -Rivermoore Park, LLC. In November 1996, the Company purchased 353 acres of land in Gwinnett County, Georgia, for the purpose of developing a residential community, Rivermoore Park ("Rivermoore"). The Company has a 100 percent ownership interest in Rivermoore.

         -Lebanon Road LLC. In July 1997, the Company and an unaffiliated third party formed Lebanon Road LLC for the purpose of purchasing 63 acres of land and developing a 130 lot single-family residential community in Gwinnett County, Georgia. The Company has a 60 percent ownership interest and shares 60 percent in the profits of Lebanon Road LLC.

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

BORROWINGS

         Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. However, the Bank periodically obtains additional funds by borrowing from the FHLB. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Borrowings" and Note 10 of Notes to Consolidated Financial Statements.

COMPETITION

         The Bank faces strong competition in attracting deposits and making loans throughout its market areas. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered and convenience of office locations and office hours. The Bank competes directly for deposits with commercial banks, money market funds and retail securities brokerage houses with offices in the Bank's market areas. The Bank also faces competition for deposits from (i) regional depository institutions that advertise locally or through national media, (ii) short-term money funds, (iii) corporate and government borrowers (including, among others, insurance companies) and (iv) credit unions.

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

         Competition may be further increased as a result of the enactment of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking Act") on September 29, 1994. Beginning in September 1995, bank holding companies, upon meeting certain criteria, were authorized to acquire existing banks on a nationwide basis without regard to state statutes to the contrary. Effective June 1, 1997, the Interstate Banking Act permitted mergers of banks on an interstate basis, unless states in which such banks are located passed legislation specifically prohibiting out-of-state banks from operating interstate branches within their boundaries. In addition, the Interstate Banking Act provides for de novo interstate branching within the host state. See "Supervision and Regulation -- Recent Legislation."

EMPLOYEES

         At March 31, 1998, the Company had 541 full-time employees and 66 part-time employees. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

SUPERVISION AND REGULATION

GENERAL

         The Company is a unitary savings and loan holding company, subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS") and the Georgia Department of Banking and Finance ("DBF"). The Bank is a federally chartered stock savings and loan association under the Home Owners? Loan Act, as amended (the ?HOLA?) and is a member of the FHLB system, subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Federal Reserve Board governing reserve requirements. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

         As the owner of all of the stock of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS under the HOLA. As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a "qualified thrift lender." See "-- Regulation of the Bank -- Qualified Thrift Lender Test" herein. In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

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

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

         On May 13, 1998, the House of Representatives passed the Financial Services Act of 1997, H.R. 10, originally introduced in early 1997 by Representative Jim Leach, Chairman of the Banking Committee of the United States House of Representatives. The Act as approved by the House on May 13, 1998, will be considered by the United States Senate. Unlike prior versions of H.R. 10, the Act that was passed does not eliminate the thrift charter and the unitary thrift holding company. Instead, the Act provides a "grandfather" provision under which companies which are unitary thrift holding companies as of March 31, 1998 (or have an application to establish a federal savings association before such date) may continue to engage in all activities which were permitted prior to the Act. Activities of the Company in connection with real estate development and related activities are permissible for a unitary thrift under the current law and as amended by the Act but would not be permissible for a bank holding company. To be eligible for the "grandfather" provision, the Act requires that the Bank comply with any lending restrictions which were imposed on it as a savings and loan association, and that the Bank continue to meet the qualified thrift lending test. See "--Qualified Thrift Lender Test." The Act also provides for the creation of financial holding companies, which under certain circumstances may engage in a broad variety of financial services activities not permitted for banking holding companies under the current law. The Act provides for broader insurance and securities powers for financial institutions, subject to the implementation of regulations. The Act also instructs the Secretary of the Treasury to formulate plans for consolidating the OTS with the Office of the Comptroller of the Currency within two years after enactment.

         On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act which included, among other provisions, the Deposit Insurance Funds Act of 1996 (the "DIFA"). The principal purpose of the DIFA was to recapitalize the Savings Associate Insurance Fund (the "SAIF") so that over time its deposit insurance assessments could be reduced to parity with those of the Bank Insurance Fund (the "BIF"), and to provide for the eventual merger of the SAIF and the BIF and the adoption of a single standard federal charter. Specifically, the DIFA requires, in pertinent part, (i) a one-time special assessment on all financial institutions holding SAIF deposits on March 31, 1995, calculated at 65.7 basis points, to recapitalize the SAIF; (ii) full prorata sharing by BIF and SAIF members of the debt service obligations of the Financing Corp. ("FICO") beginning no later than January 1, 2000, and non-prorata sharing (with adjustable, semi-annual premiums of approximately 6.2 basis points for SAIF members and 1.2 basis points for BIF members) until that date; and (iii) a merger of the BIF and the SAIF into a new Deposit Insurance Fund (the "DIF") on January 1, 1999, if bank and savings association charters have been combined by that date.

         The effects of the DIFA on the Bank are significant. The special assessment, which was paid to the FDIC on November 27, 1996, was $1,946,000 based upon the Bank's SAIF-assessable deposits as of March 31, 1995.

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

         The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 1998 of $10,892,000.

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

         Liquidity Requirements. Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4 percent and 10 percent) depending upon economic conditions and savings plans of all member savings institutions. Effective November 24, 1997, the OTS amended its liquidity regulations to, among other things, provide that a savings institution shall maintain liquid assets of not less than 4 percent of the liquidity base at the end of the preceding calendar quarter. Prior to November 1997, the required liquid asset ratio was 5 percent. The amendment also eliminated the requirement that institutions hold assets equal to 1 percent of the liquidity base in cash or short-term liquid assets. At March 31, 1998, the Bank was in compliance with the liquidity ratio regulatory requirements.

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

         Insurance Premiums and Regulatory Assessments. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. During fiscal 1998, the Bank paid $351,000 to the FDIC for such assessments. See "Recent Legislation."

         In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 1998, the Bank paid $176,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

QUALIFIED THRIFT LENDER TEST

         Historically, the amount of advances which may be obtained by a member institution from the FHLB has been subject to the institution's compliance with a qualified thrift lender ("QTL") test. In order to comply with the QTL test, the Bank must maintain 65 percent of its total "Portfolio Assets" in "Qualified Thrift Investments." This level must be maintained on a monthly average basis in nine out of every twelve months. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. For purposes of the QTL test, "Portfolio Assets" equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20 percent of the savings institution's total assets. "Qualified Thrift Investments" generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, and (v) shares of FHLB stock owned by the savings institution. Qualified Thrift Investments also include certain other specified investments, subject to a percentage of Portfolio Assets limitation.

         A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. The Bank's Qualified Thrift Investments as of March 31, 1998 were $870,000,000 or 81.3 percent of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

CAPITAL REQUIREMENTS

         General. Since 1989, OTS capital regulations have established capital standards applicable to all savings institutions, including a core capital requirement (or leverage ratio), a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. At March 31, 1998, the Bank was " adequately capitalized." Failure to maintain an adequately capitalize status would result in greater regulatory oversight or restrictions on the Bank's activities.

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

         Most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3 percent minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions are required to maintain core capital levels at least as high as national banks. At March 31, 1998, the Bank's core capital and tangible capital were both $51,173,000 or 4.59 percent of adjusted total assets.

         Risk Based Capital. The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0 percent. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and allowance for loan and lease losses of up to 1.25 percent of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the amount of each such item by a credit conversion factor ranging from 0 percent to 100 percent (depending upon the nature of the item), (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0 percent to 100 percent (again depending on the nature of the item), and (iii) the resulting amounts are added together and constitute total risk-weighted assets. As of March 31, 1998, the Bank's ratio of total risk-based capital to total risk-weighted assets was 8.31 percent.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category.

REGULATORY CAPITAL

-----------------------------------------------------------------------------------------------------------
At March 31, 1998                     Actual                     Requirement                   Excess
($ in 000's)                   Amount           %          Amount             %         Amount          %
-----------------------------------------------------------------------------------------------------------
Rick-based ratios:
  Tier 1 capital              $51,173          7.47       $27,392            4.0       $23,781         3.47
  Total capital                56,885          8.31        54,785            8.0         2,100         0.31
Tier 1 leverage                51,173          4.59        33,446            3.0        17,727         1.59
Tangible equity                51,173          5.91        12,988            1.5        38,185         4.41
-----------------------------------------------------------------------------------------------------------

         In addition, the OTS requires institutions with an "above-normal" degree of interest rate risk to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2 percent, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2 percent, the institution must add additional capital equity to one-half the difference between its measured interest rate risk and 2 percent multiplied by the market value of its assets. Management believes that the Bank's interest rate risk is within the normal range.

CAPITAL DISTRIBUTIONS

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders or another institution in a cash-out merger, and other distributions charged against capital. An association is categorized as either a "well", "adequate", or "under" capitalized association. A "well capitalized" association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than 10.00 percent. An "adequately capitalized" association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement of 8.00 percent. An "under capitalized" association is defined as an association that has current capital less than its minimum capital requirement.

         The Bank currently is in compliance with the regulatory capital requirements and therefore is considered an adequately capitalized association. The association upon prior approval from the OTS, is permitted to make capital distributions during a calendar year up to the higher of (i) 100 percent of its net income to date plus the amount that would reduce by one-half its" surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75 percent of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior regulatory approval. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. The Bank's ability to pay dividends to the Company is subject to the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank's lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income.

FEDERAL RESERVE SYSTEM REQUIREMENTS

         The Federal Reserve Board regulations require depository institutions to maintain non-interest bearing reserves against their deposit transaction accounts (primarily NOW and regular checking accounts), non-personal time deposits (transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3 percent on all amounts from $4.7 million to $47.8 million of net transactions, plus 10 percent on the remainder. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

         Members of the FHLB System also are authorized to borrow from the Federal Reserve "discount window" subject to restrictions imposed by Federal Reserve regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from a Federal Reserve Bank.

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

CONSUMER PROTECTION AND OTHER LAWS AND REGULATIONS

         The Bank and PrimeEagle also are subject to a variety of federal laws and regulations designed to protect borrowers and to promote lending to various sectors of the economy. Included among these laws and regulations are the Equal Credit Opportunity Act and Regulation B, the Federal Home Mortgage Disclosure Act, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws.

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

FEDERAL SECURITIES LAWS

         The Company is subject to the periodic reporting obligations, proxy solicitation rules, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

ITEM 2. PROPERTIES

         The principal executive offices of the Company are located at 4305 Lynburn Drive, Tucker, Georgia, in a 4,320 square foot building owned by the Bank. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company's 15 branch offices are located in the Alpharetta, Doraville, Dunwoody, Jonesboro, Lawrenceville, Lilburn, Morrow, Northlake, Palmetto, Snellville, Stone Mountain, Towne Lake, Tucker, Union City and Wesley Chapel areas of metropolitan Atlanta, Georgia. Three of the Bank's 15 branch locations are leased under an operating lease and the remaining branch properties, including the main office are owned by the Bank. The Bank's lease on the Northlake office expires in 2002 and the leases on the Lawrenceville and Jonesboro offices expire in 2006. In addition, the Bank's loan operations office, located in Tucker, Georgia, is leased under an operating lease which expires in 2001. The Norcross office was closed during fiscal 1997 and is currently under contract for sale.

         PrimeEagle operates 20 loan production offices located in Columbia and Sumter, South Carolina; Jacksonville, Ponte Vedra and St. Augustine, Florida; Alpharetta, Athens, Atlanta, Augusta, Cumming, Hinesville, Peachtree City, Savannah, Stockbridge and Warner Robins, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; and Charlotte and Monroe North Carolina. Each of these offices is leased pursuant to an operating lease. The Sumpter, South Carolina, St. Augustine, Florida, Augusta, Cumming, and Savannah, Georgia, and Monroe, North Carolina, offices are on month-to-month basis. The Atlanta, Hinesville and Stockbridge, Georgia, and Nashville, Tennessee, leases expire in 1998. The Atlanta office was sublet in March of 1997, for a term to expire in 1998 concurrent with the Bank's lease. The Ponte Vedra, Florida and Peachtree City and Warner Robins, Georgia, leases expire in 1999. The Columbia, South Carolina, and Jacksonville, Florida, leases expire in 2000. The Knoxville, Tennessee, lease expires in 2001. The Athens, Georgia, and Chattanooga, Tennessee leases expire in 2002. Management believes that it will be able to renew such leases on satisfactory terms.

ITEM 3. LEGAL PROCEEDINGS

          Pending Litigation. In November 1992, the Bank acquired certain assets from the Resolution Trust Corporation, which included four mortgage loan origination facilities. The Bank then entered into an Operating Agreement (the "Agreement") with two individuals and a corporation controlled by them (collectively, the "Plaintiffs"), to form the Prime Lending Division ("Prime"). Under the Agreement, the individual Plaintiffs became employees of the Bank and plaintiffs compensation was to include a percentage of the net profits to be calculated after allocating expenses and overhead to Prime. In mid-1997, a disagreement arose with respect to the allocation of expenses to Prime, which led to the filing by Plaintiffs of a lawsuit on December 5, 1997 alleging the Bank had improperly calculated the profits due them under the Agreement since April 1997. In January 1998, the Bank terminated the Agreement with the Plaintiffs "for cause". The Bank also maintains that its calculation of the profits and losses was proper.

          The complaint as amended seeks, among other things (i) a declaration that the Agreement was terminated "without cause" and that, pursuant to the Agreement, the Plaintiffs have the right to purchase the assets of Prime at 75% of fair market value; (ii) alleged unpaid profits from Prime's operations (in an amount estimated by the Plaintiffs to equal approximately $450,000); (iii) a determination that the term "assets," as used in connection with the Plaintiffs' alleged purchase option in the Agreement, includes all loans carried as assets on the books of the Bank that were originated by Prime (the "Prime Loans") and that plaintiffs would not be required to assume or net against the Prime Loans any corresponding liability incurred by the Bank in connection with the Prime Loans; (iv) consequential damages in excess of $20 million, which represents the Plaintiffs' assessment of the loss they suffered by the Bank's refusal to sell to the Plaintiffs Prime's assets under Plaintiffs' definition of "assets" (i.e., including such loans); and (v) unspecified punitive damages and attorneys fees. The Bank strongly denies all of Plaintiffs' allegations, including the Plaintiffs' allegation that they have the right to purchase the assets of Prime. Further, the Bank specifically disputes Plaintiffs' contention that all loans originated by Prime constitute "assets" of Prime.

          The Bank believes that the Plaintiffs are not entitled to purchase the Prime Loans and that the only assets that the Plaintiffs may be permitted to purchase are the tangible and intangible assets of Prime. At March 31, 1998, Prime's tangible assets had a collective book value estimated to be approximately $1.2 million, which could be purchased at 75% of fair market value under the Agreement. Although the Bank does not believe that Plaintiffs have the contractual right to purchase the Prime Loans, the Bank contends that if the court determines that the Plaintiffs do have a right to purchase the Prime Loans, the Plaintiffs must assume the liabilities associated with such loans (including funding expenses). The Agreement specifically provides that, if Plaintiffs purchase the assets of Prime, they must "assume all obligations associated with [Prime Lending] Division."

          If Plaintiffs are successful in obtaining a declaration that they are entitled to purchase the assets of Prime (or if the Bank agrees to compromise this case with the Plaintiffs), the Bank may cease originating permanent mortgages and construction loans from the 11 Prime offices situated outside the metropolitan Atlanta area. The Agreement provides that, if Plaintiffs purchase the assets of Prime, the Bank shall refrain for two years from originating conforming residential loans secured by property located within 25 miles of any Prime office. The Company does not believe that such cessation of operations would have a material adverse effect upon its or the Bank's business or operations. Based on the Bank's calculations for the 12 months ending March 31, 1998. However, as a result of expenses attributable thereto, the Bank sold approximately $500 million permanent single family mortgage loans originated by Prime. Prime's permanent mortgage origination business incurred a pre-tax loss of $200,000. The Bank estimates that during the same period construction loans originated by Prime have generated pretax income of approximately $1.5 million. Pending the outcome of the litigation, the Bank will continue to operate Prime's mortgage loan origination business. In addition, the Bank believes it can replace loans originated by Prime through its other existing operations, including the Wholesale Mortgage Division of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

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

-------------------------------------------------------------------------------------
                                                                       DIVIDENDS PAID
FISCAL YEARS END MARCH 31,            HIGH               LOW              PER SHARE
-------------------------------------------------------------------------------------
1996
First Quarter                        14.375             11.750               .125
Second Quarter                       17.000             14.000               .125
Third Quarter                        19.000             16.625               .130
Fourth Quarter                       19.000             15.000               .130
-------------------------------------------------------------------------------------
1997
First Quarter                        17.000             14.750               .150
Second Quarter                       16.250             14.375               .150
Third Quarter                        16.000             13.500               .150
Fourth Quarter                       17.500             14.500               .150
-------------------------------------------------------------------------------------
1998
First Quarter                        18.000             15.000               .150
Second Quarter                       21.250             16.125               .150
Third Quarter                        23.250             17.250               .150
Fourth Quarter                       26.000             19.500               .150
-------------------------------------------------------------------------------------

         On March 31, 1998, the last sale price of the Common Stock, as reported on the NASDAQ National Market, was $25.375. On June 25, 1998, there were 5,787,264 shares of Common Stock outstanding and approximately 1,345 record holders of Common Stock.

         The Company began the payment of cash dividends on its Common Stock during fiscal 1992 and paid $.05 per share for the fourth quarter of that year. During fiscal 1996, the Company paid four quarterly dividends totaling $.51 per share. During fiscal 1997, the Company paid four quarterly dividends totaling $.60 per share. During fiscal 1998, the Company paid four quarterly dividends totaling $.60 per share. At March 31, 1998, the current indicated dividend rate, on an annualized basis, is $.60 per share. In addition, on May 23, 1996, SCFC paid a single cash dividend of $.25 per share to its shareholders' of record on June 7, 1996.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           AS OF AND FOR THE YEAR ENDED
                                                                                     MARCH 31,
                                                  ==================================================================================
                                                     1998             1997             1996             1995             1994
                                                  ==================================================================================
                                                                   (dollars in thousands, except per share data)
SELECTED RESULTS OF OPERATIONS:
  Interest income                                 $   71,900       $   63,785       $   52,625       $   39,618       $   32,026
  Interest expense                                    40,007           33,629           28,821           18,502           14,276
  Net interest income                                 31,893           30,156           23,804           21,116           17,750
  Provision for loan losses                            2,601            2,652            1,000              643            1,034
  Noninterest income                                  16,349           12,911           10,853            7,282            9,984
  Noninterest expenses                                35,391           34,901           24,468           20,164           17,746
  Income before income taxes                          10,250            5,514            9,189            7,591            8,954
  Net income                                           7,210            3,746            6,219            4,881            5,462
                                                  ==================================================================================
PER COMMON SHARE:
  Earnings per common share-basic                 $     1.27       $     0.68       $     1.46       $     1.21       $     1.40
  Earnings per common share-diluted                     1.23             0.66             1.40             1.18             1.36
  Dividends declared                                    0.60             0.56             0.42             0.36             0.24
  Book value per share                                 13.03            11.99            12.03            10.25             9.54
  Average common shares outstanding-basic              5,691            5,528            4,251            4,032            3,889
  Average common shares outstanding-diluted            5,839            5,705            4,430            4,126            4,004
                                                  ==================================================================================
SELECTED BALANCE SHEET DATA:
  Total assets                                    $1,149,483       $  823,882       $  736,384       $  568,678       $  419,136
  Securities available for sale                      104,736           96,921          105,988           33,160           36,730
  Investment securities held to maturity              58,138           51,907           55,341           76,578           68,816
  Loans held for sale                                332,592           62,882           92,552           41,220           23,641
  Loans receivable, net                              535,732          515,749          410,843          364,491          271,356
  Reserve for loan losses                              6,505            5,198            5,464            4,704            4,791
  Investment in real estate                           27,595           25,828           12,962            6,620               --
  Deposits                                           778,975          557,724          458,458          386,353          334,361
  FHLB advances and other borrowings                 240,855          153,805          174,337          120,688           31,394
  Stockholders' equity                                74,702           67,874           66,448           41,637           38,137
                                                  ==================================================================================
PERFORMANCE RATIOS:
  Return on average assets                              0.83%            0.49%            0.99%            1.01%            1.32%
  Return on average equity                             10.00%            5.55%           13.32%           12.33%           16.31%
  Net interest margin - taxable equivalent              4.11%            4.37%            4.20%            4.81%            4.59%
  Equity to assets                                      6.50%            8.24%            9.02%            7.32%            9.10%
  Efficiency ratio                                     73.36%           81.04%           70.60%           71.01%           63.99%
                                                  ==================================================================================
ASSET QUALITY :
  Total non-accrual loans                         $    7,948       $    7,866       $    6,317       $      994       $    1,890
  Potential problem loans                              4,009            2,503            4,329            2,963            2,652
  Total non-accrual and problem loans                 11,957           10,369           10,646            3,957            4,542
  Real estate owned, net                               2,947            2,074            1,344            1,139            1,273
  Total problem assets                                14,904           12,443           11,990            5,096            5,815
  Total problem assets/Total assets                     1.30%            1.51%            1.63%            0.90%            1.39%
  Total problem assets/Loans receivable, net
    (plus reserves)                                     2.75%            2.39%            2.88%            1.38%            2.11%
  Reserve for loan losses/Total problem assets         43.65%           41.77%           45.57%           92.31%           82.39%
  Ratio of net charge-offs to average loans             0.21%            0.55%            0.05%            0.22%            0.06%
                                                  ==================================================================================
CAPITAL RATIOS (TUCKER FEDERAL BANK):
  Leverage capital                                      4.59%            6.72%           10.14%            6.56%            8.89%
  Tier 1 capital                                        7.47%           10.14%           11.76%            8.37%           10.34%
  Total capital                                         8.31%           11.08%           12.65%            9.44%           11.53%
                                                  ==================================================================================
MARKET PRICE OF COMMON STOCK:
  High                                            $       26       $       17 1/2   $       19       $       13 1/4   $       12 3/8
  Low                                                     15               13 1/2           11 3/4            9 3/4            7 7/8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

Overview

         Net income was $7,210,000 or $1.23 per share for the year ended March 31, 1998; a 92 percent increase compared to $3,746,000 or $.66 per share for the year ended March 31, 1997. Net income for the prior year was affected by two significant charges to earnings: the Savings Association Insurance Fund (SAIF) Assessment and merger and restructuring charges in connection with the Company's acquisition of Southern Crescent Financial Corp. Net income for the year ended March 31, 1997 without consideration of these charges would have been $6,926,000 or $1.21 per share.

EARNINGS HIGHLIGHTS

         Total assets grew 39.5 percent or $325,601,000 to $1,149,483,000 compared to $823,882,000 in the prior year. The growth in assets is principally attributable to loan growth. Return on average assets improved to .83 percent compared to .49 percent in the prior year. The improvement in ROA is a result of increases in net interest and fee income.

         Net interest income increased 5.8 percent or $1,737,000, to $31,893,000 million for the year compared to $30,156,000 last year. The increase is due to a
12.6 percent increase in average earning assets combined with a 30 basis point decline in the net interest spread.

         Noninterest income increased 26.6 percent or $3,438,000, to $16,349,000 compared to $12,911,000 in the prior year. The increase was primarily attributable to a 56.9 percent increase in gain on the sale of investments in real estate, coupled with a 20.2 percent increase in mortgage production fees.

         Noninterest expense increased 1.4 percent or $490,000, to $35,391,000 compared to $34,901,000 for the prior year. The Company's efficiency ratio for the current year was 73.4 percent. Removing the effect of the SAIF assessment and restructuring charges from the prior year, noninterest expense would have been $31,270,000 compared to $35,391,000 for the current year.

         The loan loss provision was $2,601,000 for the year compared to $2,652,000 for the prior year. At March 31, 1998, the reserve for loan losses equaled $6,505,000 and total problem assets were 1.3 percent of total assets compared to 1.5 percent in the prior year.

         Stockholders' equity increased to $74,702,000 or $13.03 per share compared to $11.99 per share in the prior year. Return on average equity increased to 10.0 percent compared to 5.6 percent in the prior year. This increase is caused by improved net income and higher leverage.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1998 AND MARCH 31,
1997

Net income

         Eagle Bancshares financial results for fiscal 1998 increased due to an increase in net interest income resulting from growth in average earning assets and an increase in noninterest income. The Company's net income increased by $3,464,000 or 92.5 percent to $7,210,000 in fiscal 1998 from $3,746,000 in fiscal 1997. Net income per average common share assuming dilution increased to $1.23 compared to $.66 in fiscal 1997. The Company's financial results for fiscal 1997 declined due to two significant factors including the one-time SAIF assessment and restructuring and merger expenses related to the acquisition of SCFC. Eagle's core earnings increased 4.1 percent to $7,210,000 compared to $6,926,000 in the previous year. The increase in core earnings is primarily attributable to growth in net interest and operating income. Core earnings are earnings exclusive of the one-time SAIF assessment of $1,946,000 ($1,495,000 net of tax) and the one-time merger expenses of $1,685,000 ($1,685,000 net of tax).

Net interest income

         Net interest income increased by $1,737,000 or 5.8 percent to $31,893,000 in fiscal 1998 from $30,156,000 in fiscal 1997. This increase resulted primarily from growth in interest earning assets through loan originations. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased during the year to 387 basis points from 417 basis points in the prior year. The primary reason for the decrease was due to the increase in the cost of interest bearing liabilities. The yield on interest earning assets remained constant at 9.16 percent while the cost of interest bearing liabilities increased 30 basis points to 5.29 percent from 4.99 percent.

         Interest income received on loans increased $9,121,000 or 17.7 percent to $60,624,000 in fiscal 1998 from $51,503,000 in fiscal 1997. The increase was primarily attributable to growth in loans through originations of residential mortgage loans in the Company's loans held for sale portfolio. The yield on the loan portfolio remained consistent at 9.63 percent for the year compared to 9.69 percent in the prior year. Interest received on mortgage-backed securities decreased $478,000 or 8.7 percent to $5,032,000 in fiscal 1998 from $5,510,000 in fiscal 1997. This decrease is primarily due to a decrease in the mortgage-backed securities portfolio during the year. Interest received on securities and other interest earning assets decreased $528,000 or 7.8 percent to $6,244,000 in fiscal 1998 from $6,772,000 in fiscal 1997.

         Interest expense increased $6,378,000 or 19.0 percent to $40,007,000 in fiscal 1998 from $33,629,000 in fiscal 1997. This is primarily the result of growth in deposits combined with an increase in the cost of advances and other borrowings. Interest expense on deposits increased $4,589,000 or 18.2 percent to $29,766,000 in fiscal 1998 from $25,177,000 in fiscal 1997. The increase in interest expense on deposits is the result of growth in deposit accounts coupled with an increase in their cost. The cost of deposits increased 33 basis points to 5.17 percent during the year from 4.84 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $1,789,000 or 21.2 percent to $10,241,000 in fiscal 1998 from $8,452,000 in fiscal 1997. During the year, the Bank's cost of FHLB advances and other borrowings increased 14 basis points to 5.65 percent from 5.51 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale.

         Provision for loan losses

         The Company decreased its provision for loan losses $51,000 or 1.9 percent to $2,601,000 in fiscal 1998 from $2,652,000 in fiscal 1997. This decrease is attributable to a decrease in the Company's charge-offs and a decline in the ratio of problem assets to total assets during the year. Total non-performing and potential problem assets increased to $14,904,000 at March 31, 1998 compared to $12,443,000 at March 31, 1997. Total problem assets, which include all non-performing and classified assets, decreased to 1.30 percent of total assets at March 31, 1998, from 1.51 percent of total assets at March 31, 1997. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss reserves.

Noninterest income

         Noninterest income increased by $3,438,000 or 26.6 percent to $16,349,000 for fiscal 1998 from $12,911,000 for fiscal 1997. Mortgage production fees are the largest component of noninterest income and such fees increased $1,472,000 or 20.2 percent to $8,752,000 compared to $7,280,000 in fiscal 1997. The volume of loans sold in the secondary market increased to $729,764,000 during 1998 compared to $583,762,000 in fiscal 1997. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market, which is effected by job creations, interest rates and general economic conditions. The margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

(dollars in thousands)                      1998            1997            1996
                                          -----------------------------------------
Mortgage production fees                  $  8,752        $  7,280        $  6,777
Dollar volume sold                        $729,764        $583,762        $449,354
Margin earned                                 1.20%           1.25%           1.51%

         The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 1998, 1997, and 1996, the Company sold the majority of it loans with servicing released and the largest component of mortgage production fees was service release premiums.

         In addition, income generated from Eagle Real Estate Advisors increased $888,000 or 49.8 percent. This increase was due to increased gains recorded on the sale of investments in real estate amounting to $2,160,000 and real estate commissions of $510,000. During fiscal 1998, 184 residential lots were sold in the Company's real estate projects compared to 128 in the prior period. Service charges, at the community bank, decreased $55,000 or 2.78 percent to $1,924,000 in fiscal 1998 compared to $1,979,000 in fiscal year 1997.

Noninterest expense

         Noninterest expense increased $490,000 or 1.4 percent to $35,391,000 in fiscal 1998 from $34,901,000 in fiscal 1997. The Company's efficiency ratio was
73.4 percent for fiscal 1998, compared to 72.6 percent, excluding the SAIF assessment and the merger related expenses, for fiscal 1997. In general, the increase in all categories of noninterest expense is attributable to the higher operating costs incurred by the Company's rapid growth and the conversion of the Company's computer system which was completed in February 1998.

         Salaries and employee benefits increased $1,537,000 or 8.7 percent to $19,157,000 in fiscal 1998 compared to $17,620,000 in fiscal 1997. This increase is due to the addition of employees in branches and loan production offices to support the Company's growth. Occupancy expense increased $873,000 or 23.1 percent to $4,647,000 in fiscal 1998 compared to $3,774,000 in fiscal 1997. Marketing expense decreased $189,000 or 16.9 percent to $932,000 in fiscal 1998 compared to $1,121,000 in fiscal 1997. As a result of the recapitalization of the SAIF, federal insurance premiums decreased from $.23 per $100 of deposits to $.06 per $100 of deposits. These premiums decreased $351,000 or 50.0 percent to $351,000 in fiscal 1998 from $702,000 in fiscal 1997, even though the Company's deposit base increased, due to the decline in the SAIF insurance premium.

         Miscellaneous expenses increased $1,083,000 or 16.7 percent to $7,579,000 in fiscal 1998 compared to $6,496,000 in fiscal 1997. This increase is due to increases in office supplies, telephone and communications, and consulting and attorney fees.

Income tax expense

         The Company's effective tax rate for fiscal 1998 was 29.7 percent compared to 32.1 percent in the prior year.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1997 AND MARCH 31,
1996

Net income

         Eagle Bancshares financial results for fiscal 1997 declined due to several factors including the one time SAIF assessment increased loan loss provisions and expenses related to the acquisition of SCFC. Eagle's core earnings increased 11.4 percent to $6,926,000 compared to $6,219,000 in the previous year. The increase in core earnings is primarily attributable to growth in net interest and operating income. Core earnings are earnings exclusive of the one-time SAIF assessment of $1,946,000 ($1,495,000 net of tax) and the one-time merger expenses of $1,685,000 ($1,685,000 net of tax). The Company's net income decreased by $2,473,000 or 39.8 percent to $3,746,000 in fiscal 1997 from $6,219,000 in fiscal 1996.

         On March 26,1997, Eagle acquired all of the outstanding shares of SCFC, a bank holding company. The transaction was valued at approximately $18,500,000 and the shareholders of SCFC received 1.162 shares of Eagle stock for each share of SCFC stock. This was the minimum exchange ratio as defined in the Merger Agreement, and as a result, the Company issued 1,107,494 shares of common stock. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include SCFC in all periods presented. The Company incurred approximately $1,685,000 in legal, accounting, consulting and other professional service fees that were directly related to this merger.

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which contains provisions to capitalize the SAIF by imposing a special assessment on federally insured depository institutions. Pursuant to the Act, on October 8, 1996, the board of directors of the FDIC imposed a special assessment on SAIF-assessable deposits of the Bank equal to $.657 per $100 of SAIF-insured deposits as of March 31, 1995, which resulted in a one-time charge in fiscal 1997, in the amount of $1,946,000.

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

         Interest expense increased $4,808,000 or 16.7 percent to $ 33,629,000 in fiscal 1997 from $28,821,000 in fiscal 1996. This is primarily the result of growth in deposits combined with a decrease in the cost of interest bearing liabilities. Interest expense on deposits increased $4,351,000 or 20.9 percent to $25,177,000 in fiscal 1997 from $20,826,000 in fiscal 1996. The increase in interest expense on deposits is the result of growth in deposit accounts coupled with a decrease in their cost. The cost of deposits declined 9 basis points to
4.84 percent during the year from 4.93 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $457,000 or 5.7 percent to $8,452,000 in fiscal 1997 from $7,995,000 in fiscal 1996. During the year, the Bank's cost of FHLB advances and other borrowings declined 53 basis points to 5.51 percent from 6.04 percent in the prior year.

Provision for loan losses

         The Company increased its provision for loan losses $1,652,000 or 165.2 percent to $2,652,0000 in fiscal 1997 from $1,000,000 in fiscal 1996. This increase is attributable to an increase in the Company's charge-offs during the year. These charge-offs resulted from problems in the equipment leasing portfolio, which were caused primarily from a single lessee. Total non-performing and potential problem assets remained approximately constant at $12,443,000 at March 31, 1997 compared to $11,990,000 at March 31, 1996.
Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss reserves.

Noninterest income

          Noninterest income increased by $2,058,000 or 19.0 percent to $12,911,000 for fiscal 1997 from $10,853,000 for fiscal 1996. Mortgage production fees are the largest component of noninterest income and such fees increased $503,000 or 7.4 percent to $7,280,000 compared to $6,777,000 in fiscal 1996. The volume of loans sold in the secondary market increased to $583,762,000 during 1997 compared to $449,354,000 in fiscal 1996.

         In addition, income from Eagle Real Estate Advisors increased $920,000 or 106.7 percent. This increase was due to increased gains recorded on the sale of investments in real estate amounting to $1,377,000 and real estate commissions of $405,000. Service charges, at the community bank, increased $428,000 or 27.6 percent to $1,979,000 in fiscal 1997 compared to $1,551,000 in fiscal year 1996. This is the result of growth in the number of checking accounts during the year.

Noninterest expense

         Noninterest expense increased $10,433,000 or 42.6 percent to $34,901,000 in fiscal 1997 from $24,468,000 in fiscal 1996. The SAIF assessment and the merger related expenses were $3,631,000 or 34.8 percent of the total increase. In general, the increase in all categories of noninterest expense is attributable to the higher operating costs incurred by the Company's rapid growth.

         Salaries and employee benefits increased $3,234,000 or 22.5 percent to $17,620,000 in fiscal 1997 compared to $14,386,000 in fiscal 1996. This increase is due to the addition of employees in new branches and loan production offices to support the Company's growth. Occupancy expense increased $758,000 or 25.1 percent to $3,774,000 in fiscal 1997 compared to $3,016,000 in fiscal 1996. Marketing expense increased $607,000 or 118.1 percent to $1,121,000 in fiscal 1997 compared to $514,000 in fiscal 1996. The increase is due to a marketing campaign designed to better position the Bank in the metropolitan Atlanta market.

Income tax expense

         The Company's effective tax rate for fiscal 1997 was 32.1 percent compared to 32.3 percent in the prior year.

INTEREST RATE AND MARKET RISK

         The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The asset/liability management process manages the Company's interest rate risk position. The objective of this process is the optimization of the Company's financial position, liquidity and net interest income, while maintaining a relatively neutral interest rate sensitive position.

         The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company's net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company's asset/liabilities. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected balance sheet. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly reviews the overall interest rate risk position and asset/liability management strategies.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of March 31, 1998, the expected rate simulation indicated a decline in annual net interest income of $314,000 or .86 percent relative to the unchanged rate simulation and a $49,000 or .07 percent decline in market value.

         Management estimates the Company's annual net interest income would increase approximately $3,400,000 or 9.40 percent, and decrease approximately $3,800,000 or 10.59 percent should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over March 31, 1998, estimates a

$521,000 or .89 percent increase in market value. The Company estimates a like decrease in rates would decrease market value $3,300,000. These changes in market value represent less than 5.00 percent of the total carrying value of total assets at year-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

         Looking toward managing interest rate risk in fiscal 1999, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase, if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. This basis risk potentially could be hedged with interest rate caps, but the Company believes they are not cost-effective in relation to the cost they would mitigate. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable. This rate scenario could also create signficant risk to net interest income.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin decreased 26 basis to 4.11 percent during fiscal 1998 from 4.37 percent during fiscal 1997. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The decrease in the net interest margin in fiscal 1998 was primarily attributable to the increase in the cost of interest bearing liabilities while the yield earned on interest earning assets remained 9.16 percent. The yield earned on average loans remained consistent at
9.63 percent for fiscal 1998 compared to 9.69 percent in fiscal 1997. This is attributable to the Company's ability to originate higher yielding loans for the Company's portfolio. In addition, the yield earned on mortgage-backed securities remained consistent at 7.31 percent in fiscal 1998 compared to 7.35 percent in fiscal 1997. The cost of deposits increased primarily because of the 129 basis point increase in the cost of checking accounts and the 105 basis point increase in money market accounts from 1.36 percent and 2.54 percent, respectively, in fiscal 1997 to 2.62 percent and 3.36 percent, respectively, in fiscal 1998. The Company also relies on borrowings from the FHLB and other borrowings to fund asset growth and the cost of FHLB advances and other borrowings increased 14 basis points to 5.65 percent in fiscal 1998 from 5.51 percent in fiscal 1997.

The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 1998, 1997 and 1996.

AVERAGE BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
Year ended March 31,                              1998                            1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
                                           Average               Yield/    Average             Yield/    Average              Yield/
(dollars in thousands)                     Balance   Interest     Cost     Balance   Interest   Cost     Balance   Interest    Cost
------------------------------------------------------------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------------------------------------------------------------
Loans(1)                                  $629,589   $ 60,624     9.63%   $531,619   $ 51,503   9.69%   $453,636   $ 43,729    9.64%
Mortgage-backed securities                  68,794      5,032     7.31%     74,969      5,510   7.35%     38,115      2,527    6.63%
FHLB stock                                   9,053        674     7.44%      7,866        553   7.03%      6,947        505    7.27%
Taxable investments(2)                      32,997      2,250     6.82%     47,239      3,480   7.37%     53,912      4,225    7.84%
Tax-exempt investment securities(2)         44,835      3,636     8.11%     39,631      3,227   8.14%     21,392      1,920    8.98%
Interest earning deposits and federal
   funds sold                                6,152        312     5.07%      1,322         76   5.75%      1,502         91    6.06%
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets              791,420     72,528     9.16%    702,646     64,349   9.16%    575,504     52,997    9.21%
Non-interest earning assets                 74,818                          64,123                        52,595
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                               866,238                        $766,769                      $628,099
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
------------------------------------------------------------------------------------------------------------------------------------
Savings                                     42,441      1,053     2.48%   $ 46,157   $  1,128   2.44%   $ 46,583   $  1,162    2.49%
Checking                                    65,746      1,721     2.62%     72,858        993   1.36%     63,576      1,074    1.69%
Money Market                                30,717      1,033     3.36%     19,541        496   2.54%     19,973        558    2.79%
Certificates of Deposit                    436,727     25,959     5.94%    382,117     22,560   5.90%    292,021     18,032    6.17%
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                             575,631     29,766     5.17%    520,673     25,177   4.84%    422,153     20,826    4.93%
Advances and other borrowings              181,260     10,241     5.65%    153,483      8,452   5.51%    132,366      7,995    6.04%
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities         756,891     40,007     5.29%    674,156     33,629   4.99%    554,519     28,821    5.20%
Non-interest bearing liabilities            37,270                          25,112                        26,887
Stockholders' equity                        72,077                          67,501                        46,693
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity               866,238                        $766,769                      $628,099
====================================================================================================================================
Net Interest/rate spread                             $ 32,521     3.87%              $ 30,720   4.17%              $ 24,176    4.01%
Taxable-equivalent adjustment                            (628)                           (564)                         (372)
====================================================================================================================================
Net interest income, actual                          $ 31,893                        $ 30,156                      $ 23,804
Net interest earning assets/net
   interest margin                        $ 34,529                4.11%   $ 28,490              4.37%   $ 20,985               4.20%
====================================================================================================================================
Interest earning assets as a
percentage of interest bearing
liabilities                                 104.56%                         104.23%                       103.78%
====================================================================================================================================


(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
2) The yield for investment securities classified as available for sale is computed using historical amortized cost balances.

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

RATE/VOLUME ANALYSIS


----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                         1998 Compared to 1997                  1997 Compared to 1996
INCREASE (DECREASE) DUE TO                                 Rate        Volume       Total         Rate        Volume       Total
----------------------------------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
   Loans                                                 $  (321)     $ 9,442      $ 9,121      $   228      $ 7,546      $ 7,774
   Mortgage-backed securities                                (30)        (448)        (478)         301        2,682        2,983
   FHLB Stock                                                 34           87          121          (17)          65           48
   Taxable investment securities                            (244)        (986)      (1,230)        (243)        (502)        (745)
   Tax-exempt investment securities(1)                       (12)         421          409         (195)       1,502        1,307
   Interests earnings deposits and federal funds sold        (10)         246          236           (4)         (11)         (15)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       (583)       8,762        8,179           70       11,282       11,352
----------------------------------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
   Deposits                                                1,788        2,802        4,590         (870)       5,221        4,351
   FHLB advances and other borrrowings                       220        1,568        1,788         (741)       1,198          457
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      2,008        4,370        6,378       (1,611)       6,419        4,808
----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income                        $(2,591)     $ 4,392      $ 1,801      $ 1,681      $ 4,863      $ 6,544
----------------------------------------------------------------------------------------------------------------------------------

(1) Reflects taxable-equivalent adjustments using the statutory federal and state income tax rate of 39% in adjusting interest on tax-exempt investment securities to a taxable equivalent basis.

         The Bank's Asset and Liability Committee ("ALCO") has primary responsibility for managing the Company's exposure to interest rate risk. The ALCO is comprised of three directors and three officers of the Bank. The ALCO meets two times a week to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

         Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company's Gap position is evaluated continuously and reviewed by the ALCO in bi-weekly meetings. The Company has a positive one year Gap of 15.35 percent as of March 31, 1998.

         The following table presents the Company's interest sensitivity gap between interest earning assets and interest bearing liabilities at March 31, 1998. The gap analysis is prepared using either actual repricing intervals or maturity dates when stated. Equity securities having no stated maturity are reported after five years. Demand deposits are decayed over time using a factor of 33 percent. In addition, loans held for sale are included in less than three months since it is management's intent to sell them within that time.

GAP ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
March 31, 1998                                                               More than       More than      More than
                                                 Less than     3 months        1 year       3 years to       After 5
(dollars in thousands)                           3 months      to 1 year     to 3 years       5 years         years          Total
===================================================================================================================================
Interest earning assets re-pricing:
Loans receivable                                $  275,358    $  117,377     $   74,323     $   30,138     $   45,677    $  542,873
Investment securities(1)                            35,401        16,195         28,810         37,413         43,703       161,522
Loans held for sale                                332,592            --             --             --             --       332,592
FHLB Stock                                              --            --             --             --         10,892        10,892
Interest bearing deposits and federal
  funds sold                                        11,358            --             --             --             --        11,358
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                $  654,709    $  133,572     $  103,133     $   67,551     $  100,272    $1,059,237

Interest bearing liabilities re-pricing:
-----------------------------------------------------------------------------------------------------------------------------------
Deposits                                        $   67,764    $  401,209     $  154,644     $   67,805     $   26,483    $  717,905
Borrowings                                         110,377        32,489         47,437         50,368            184       240,855
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities           $  178,141    $  433,698     $  202,081     $  118,173     $   26,667    $  958,760
-----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity Gap                      476,568      (300,126)       (98,948)       (50,622)        73,605       100,477

Cumulative interest rate sensitivity Gap           476,568       176,442         77,494         26,872        100,477
===================================================================================================================================
Cumulative interest rate sensitivity Gap
  as a percentage of total assets                    41.46%        15.35%          6.74%          2.34%          8.74%
===================================================================================================================================

    Excludes the effect of SFAS No. 115, "Accounting for Certain Investment Debt and Equity Securities", consisting of net unrealized gains in the amount of $1,352,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth certain information at March 31, 1998, regarding the dollar amount of loans maturing in the Bank's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.

March 31, 1998
-----------------------------------------------------------------------------------------------------------
                                                                        One Year to     After
                                                         One Year          Five         Five
                                                          or Less          Years        Years        Total
-----------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Real estate mortgage loans:
   Fixed rates                                           $  6,898         $35,501     $124,237     $166,636
   Adjustable rates                                        11,520          16,662      126,655      154,837
Real estate construction, net - adjustable
    rates                                                 142,868           5,883          252      149,003
Real estate construction, net - fixed rates                10,015           3,120          363       13,498
Commercial loans:
   Commercial - fixed rates                                 2,944           4,129          115        7,188
   Commercial - adjustable rate                             4,855           2,747          891        8,493
   Leases - fixed rate                                      2,847           6,616           --        9,463
Consumer and others - fixed rates                           4,810          16,555       12,390       33,755
-----------------------------------------------------------------------------------------------------------
   Total                                                  186,757          91,213      264,903      542,873
Less:    Deferred loan origination fees and other
         unearned income                                                                               (636)
         Reserve for loan losses                                                                     (6,505)
-----------------------------------------------------------------------------------------------------------
   Total                                                                                           $535,732
-----------------------------------------------------------------------------------------------------------

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The next table sets forth the dollar amount of all loans due after one year from March 31, 1998, which have predetermined interest rates and have floating or adjustable rates.

(dollars in thousands)
                                       Predetermined               Floating or
                                               Rates          Adjustable Rates
Real estate-mortgage                        $159,738                  $143,317
Real estate-construction, net                  3,483                     6,135
Commercial                                     4,244                     3,638
Leases                                         6,616                        --
Consumer and other                            28,945                        --
------------------------------------------------------------------------------
     Total                                  $203,026                  $153,090

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loan Portfolio and Concentration

         Since 1993, the Company's loan portfolio has grown 194 percent. Loans receivable, net, including loans held for sale, increased $289,693,000 or 50.1 percent to $868,324,000 at March 31, 1998 compared to $578,631,000 at March 31,
1997. The primary reason is due to the increase in residential first mortgages held for sale.

         The community banking group originates primarily non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $10,746,000 as of March 31, 1998, in twelve mezzanine financing loans made to affiliated LLCs operating exteded stay hotels. Each of these loans represents a second mortgage on a commercial real estate property. These loan categories increased $29,607,000 or 20.0 percent to $177,915,000 at March 31, 1998 from $148,308,000 at March 31, 1997. At March 31, 1998, these loans represented 18.7 percent of the loan portfolio versus 22.3 percent at March 31, 1997. The mortgage-banking group originates primarily construction loans, acquisition and development loans and loans held for sale. These loan categories increased $272,518,000 or 122.4 percent to $495,093,000 at March 31, 1998 compared to $222,575,000 at March 31,
1997. Loans held for sale increased $269,710,000 or 429 percent to $332,592,000 at March 31, 1998 from $62,882,000 at March 31, 1997. Both groups contribute to the Company's portfolio of residential mortgage loans. This loan category decreased $1,827,000 or 0.9 percent to $192,994,000 at March 31, 1998 compared to $194,821,000 at March 31, 1997. Residential first mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

         In 1993, the Company began a leasing operation which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued the leasing activities during fiscal 1997. Leases at March 31, 1998, were $9,463,000 or 1.0 percent of total loans compared to $19,939,000 at March 31, 1997.

         The following table exhibits the Company's loan portfolio mix for the previous five years.

LOAN PORTFOLIO MIX

At March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                         1998                1997                1996                 1995                1994
(dollars in thousands)            Amount       %      Amount       %      Amount        %      Amount       %      Amount       %
------------------------------------------------------------------------------------------------------------------------------------
Real Estate-construction loans
   Construction                  $197,811    20.76%  $205,086    30.77%  $185,337     31.17%  $140,209    29.45%  $116,789    32.40%
   Acquisition & Development       41,992     4.41%    35,408     5.31%    30,419      5.12%    30,517     6.41%    23,771     6.60%
Real Estate-mortgage loans
   Non-residential                 82,261     8.63%    65,748     9.87%    51,020      8.58%    44,868     9.42%    42,970    11.92%
   Residential                    192,994    20.26%   194,821    29.23%   157,996     26.57%   156,001    32.77%    92,230    25.59%
   Home equity and second
     mortgages                     46,218     4.85%    43,752     6.57%    17,212      2.89%    13,272     2.79%    14,544     4.03%
   Loans held for sale            332,592    34.91%    62,882     9.44%    92,552     15.56%    41,220     8.66%    23,641     6.56%
------------------------------------------------------------------------------------------------------------------------------------
Total real estate loans          $893,868    93.82%  $607,697    91.19%  $534,536     89.89%  $426,087    89.50%  $313,945    87.10%
------------------------------------------------------------------------------------------------------------------------------------
Other loans:
   Commercial                    $ 15,681     1.65%  $ 15,160     2.27%  $ 12,117      2.04%  $ 10,776     2.26%  $  8,085     2.24%
   Leases                           9,463     0.99%    19,939     2.99%    38,032      6.40%    32,582     6.85%    29,364     8.15%
   Consumer and other              33,755     3.54%    23,648     3.55%     9,957      1.67%     6,621     1.39%     9,060     2.51%
------------------------------------------------------------------------------------------------------------------------------------
Total other loans                $ 58,899     6.18%  $ 58,747     8.81%  $ 60,106     10.11%  $ 49,979    10.50%  $ 46,509    12.90%
------------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable     $952,767   100.00%  $666,444   100.00%  $594,642    100.00%  $476,066   100.00%  $360,454   100.00%
------------------------------------------------------------------------------------------------------------------------------------
Less:
   Undisbursed portion of
      loans in process            (77,302)            (80,801)            (84,268)             (63,246)            (58,012)
   Deferred fees and other
      unearned income                (636)             (1,814)             (1,515)              (2,405)             (2,654)
  Reserve for loan losses          (6,505)             (5,198)             (5,464)              (4,704)             (4,791)
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net(1)         $868,324            $578,631            $503,395             $405,711            $294,997
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes loans receivable held for sale.

         In accordance with the Company's business plan, the volume of construction and acquisition and development lending increased in each of the previous four years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and close monitoring of the process. The Company's underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs, the growth prospects for the economy and the impact of changes in interest rates. The Company has a multi-state construction inspection and appraisal network. Its staff closely monitors construction progress and draws throughout the process. In addition, no single customer accounted for more than 2.0 percent of the Company's loans in fiscal 1998, 1997 or 1996.

         The following table exhibits the geographic location of the Company's real estate construction and acquisition and development loans.

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION

At March 31, 1998

                                                  Acquisition &                        % of Total
(dollars in thousands)           Construction      Development         Total           by Location
--------------------------------------------------------------------------------------------------
Atlanta, GA                        $ 64,250          $22,020         $ 86,270             53.09%
Augusta, GA                          16,413            3,710           20,123             12.38%
Athens, GA                              883              248            1,131              0.70%
Hinesville, GA                        1,577            1,594            3,171              1.95%
Savannah, GA                          6,631            1,088            7,719              4.75%
Warner Robins, GA                     5,113              106            5,219              3.21%
Jacksonville, FL                     12,729            3,822           16,551             10.19%
Charlotte, NC                         8,787            2,539           11,326              6.97%
Columbia, SC                          2,472              782            3,254              2.00%
Chattanooga, TN                       7,043              125            7,168              4.41%
Knoxville, TN                           106                -              106              0.07%
Nashville, TN                           445               18              463              0.28%
--------------------------------------------------------------------------------------------------
  Total by type                    $126,449          $36,052         $162,501            100.00%
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

         Management believes that the Bank's credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank's allowance for possible loan losses is adequate in relation to the composition of its loan portfolio. Although the Company's non-accrual loans as a percentage of total loans was 1.5 percent at March 31, 1998, there is a risk that the quality of the Company's loan portfolio could decline. The rapid growth in loans, the concentration of construction loans, and the risk inherent in lease portfolio each present a risk that the quality of the loan portfolio could decline. Management and the ACC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the "OTS") also monitors and comments on the adequacy of the Bank's provision for loan losses in conducting its examinations of the Bank.

Non-performing assets

         Total problem assets, which include non-accrual loans, loans classified as problem assets by the ACC and real estate acquired through the settlement of loans, increased $2,461,000 or 19.8 percent to $14,904,000 at March 31, 1998, from $12,443,000 at March 31, 1997. Total problem assets as a percent of total assets decreased to 1.30 percent at March 31, 1998 from 1.51 percent at March 31, 1997. At March 31, 1998, the Company had non-accrual loans of $7,948,000 compared to $7,866,000 at March 31, 1997. Interest income not recognized on these loans amounted to $431,000 during 1998, and $241,000 during 1997. In addition, at March 31, 1998, the ACC identified $4,009,000 as potential problem loans compared to $2,503,000 of potential problem loans at March 31, 1997. Real estate owned increased by $873,000 or 42.1 percent to $2,947,000 at March 31, 1998, from $2,074,000 at March 31, 1997.

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At March 31,
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------
Non-accrual loans
   Residential real estate-construction           $ 1,127       $ 1,692       $ 1,658       $   464       $   647
   Residential real estate-mortgage                 4,026         2,934           569           469           751
   Commercial real estate                              24           427           662            --           157
   Commercial                                          --            93             7            57           264
   Commercial leases                                2,054         2,508         3,421            --             5
   Installment                                        717           212            --             4            66
-----------------------------------------------------------------------------------------------------------------
Total non-accrual                                 $ 7,948       $ 7,866       $ 6,317       $   994       $ 1,890
-----------------------------------------------------------------------------------------------------------------
Potential problem loans                             4,009         2,503         4,329         2,963         2,652
Loans contractually delinquent 90
   days which still accrue interest                    --            --            --            --            --
Troubled debt restructuring                            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------
   Total non-accrual and problem loans            $11,957       $10,369       $10,646       $ 3,957       $ 4,542
-----------------------------------------------------------------------------------------------------------------
Real estate owned, net                              2,947         2,074         1,344         1,139         1,273
-----------------------------------------------------------------------------------------------------------------
   Total problem assets                           $14,904       $12,443       $11,990       $ 5,096       $ 5,815
-----------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                    1.30%         1.51%         1.63%         0.90%         1.39%
-----------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net
plus reserves                                        2.75%         2.41%         2.92%         1.40%         2.14%
-----------------------------------------------------------------------------------------------------------------
Reserve for loan losses/Total problem assets        43.65%        41.78%        45.57%        92.31%        82.39%
-----------------------------------------------------------------------------------------------------------------

Concentrations by Geographic Location

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION

At March 31, 1998


                                          Potential    Real Estate(1)                 % of Total
(dollars in thousands)      Non-accrual    Problem         Owned        Total        by Location
------------------------------------------------------------------------------------------------
Atlanta, GA                   $ 5,874      $ 1,718        $ 1,483      $ 9,075          58.40%
Augusta, GA                       907           --            167        1,074           6.91%
Hinesville, GA                    120           --            903        1,023           6.59%
Savannah, GA                      322           --             --          322           2.07%
Warner Robins, GA                 142           --            330          472           3.04%
Jacksonville, FL                   --        2,291            333        2,624          16.89%
Aiken, SC                          85           --            165          250           1.61%
All other locations               498           --            200          698           4.49%
------------------------------------------------------------------------------------------------
Total problem assets          $ 7,948      $ 4,009        $ 3,581      $15,538         100.00%
------------------------------------------------------------------------------------------------

(1) Does not include reserves of $633,417; real estate owned, net equals $2,947,448.

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and by type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At March 31, 1998                       Residential
                                     -------------------    Comm'l                                                      % of Total
(dollars in thousands)                Constr       Mtgs    R-Estate     Comm'l       Leases   Installment    Total      by Location
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta, GA                          $   282     $ 2,797   $    24      $    --     $ 2,054     $   717     $ 5,874       37.81%
Augusta, GA                               --         907        --           --          --          --         907        5.84%
Savannah, GA                             322          --        --           --          --          --         322        2.07%
Hinesville, GA                            --         120        --           --          --          --         120        0.77%
Warner Robins, GA                        142          --        --           --          --          --         142        0.91%
Aiken, SC                                 --          85        --           --          --          --          85        0.55%
All other locations                      381         117        --           --          --          --         498        3.20%
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-accrual                    1,127       4,026        24           --       2,054         717       7,948       51.15%
-----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta, GA                            1,086          --       274          143         205          10       1,718       11.05%
Jacksonville, FL                       2,291          --        --           --          --          --       2,291       14.75%
-----------------------------------------------------------------------------------------------------------------------------------
Total potential problem loans          3,377          --       274          143         205          10       4,009       25.80%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta, GA                              356         448       679           --          --          --       1,483        9.55%
Augusta, GA                               41         126        --           --          --          --         167        1.07%
Hinesville, GA                           829          --        74           --          --          --         903        5.81%
Warner Robins, GA                        330          --        --           --          --          --         330        2.13%
Jacksonville, FL                         333          --        --           --          --          --         333        2.14%
Aiken, SC                                 59         106        --           --          --          --         165        1.06%
All other locations                      112          88        --           --          --          --         200        1.29%
-----------------------------------------------------------------------------------------------------------------------------------
Total real estate owned(1)             2,060         768       753           --          --          --       3,581       23.05%
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type         $ 6,564     $ 4,794   $ 1,051      $   143     $ 2,259     $   727     $15,538      100.00%
-----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type      42.24%      30.86%     6.76%        0.92%      14.54%       4.68%     100.00%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $633,417: real estate owned, net equals $2,947,448.

Concentrations to Single Borrowers

         The Bank has lease exposure, to one company, of $1,783,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. The trustee has made settlement offers to the Bank, which have been declined. The Court has ruled that the trustee should begin disbursing funds collected from leases.

         In addition, one borrower in Atlanta, Georgia, has non-accrual loans of $938,000 and one borrower, in Jacksonville, Florida, has potential problem loans of $2,291,000 at March 31, 1998. The borrower in Atlanta, Georgia, has $274,000 of construction loans and a $664,000 acquisition and development loan. This borrower has filed for bankruptcy protection and has filed a repayment plan with the trustee. The borrower in Jacksonville, Florida, has $1,950,000 of construction loans and a $341,000 acquisition and development loan. Currently, the borrower is current on all loans with the exception of three construction loans which are 30-59 days delinquent and the total exposure is $1,958,000. There were no other relationships with single borrowers, which are significant, included in total problem assets.

Loan impairment

         At March 31, 1998 and 1997, $1,783,000 and $1,780,000, respectively, of impaired loans, were on a non-accrual basis. Impaired loans are defined as all non-performing loans except residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At March 31, 1998 and 1997, the valuation allowance related to these impaired loans was $455,000 and $459,000, respectively, which is included in the reserve for loan losses as presented in the tables on the following page. At March 31, 1998 and 1997, the Company had no impaired loans on an accrual basis and all impaired loan had a related loan loss reserve. For the years ended March 31, 1998 and 1997, the Company charged-off $0 and $2,405,000 against loan loss reserves related to impaired loans, respectively. For the years ended March 31, 1998 and 1997, the average recorded investment in impaired loans was $1,784,000 and $3,193,000, respectively.

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

Reserve for loan losses

         The Company set aside $2,601,000 and $2,652,000, respectively, of additional reserves for possible loan losses during the years ended March 31, 1998 and 1997. At March 31, 1998, reserves represented 1.03 percent of average loans outstanding (including loans held for sale) during the period, increasing from .98 percent at March 31, 1997. Charge-offs in fiscal 1998 were $1,548,000 versus $3,124,000 in fiscal 1997 and $592,000 in 1996. In fiscal 1998, charge-offs represented .25 percent of average loans receivable versus .59 percent for fiscal 1997 and .13 percent in fiscal 1996. Charge-offs increased in fiscal 1997 due to the decline in the quality of the Company's lease portfolio. Charge-offs related to this decline were primarily related to a single lessor in the amount of $1,946,000. All outstanding obligations of this lessor have been charged off to the reserve and, therefore, no further reserve is required in connection with this relationship. Loan loss reserves totaled $6,505,000 and $5,198,000, respectively, at March 31, 1998 and 1997. Loan loss reserves to total problem assets increased to 43.65 percent at March 31, 1998 compared to
41.78 percent at March 31, 1997. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for loan losses.

         ANALYSIS OF THE RESERVE FOR LOAN LOSSES

---------------------------------------------------------------------------------------------------------------
March 31,                                    1998           1997           1996           1995           1994
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses,
   Beginning of year                       $  5,198       $  5,464       $  4,704       $  4,791       $  2,781
Charge-offs:
   Real estate-construction                      88             86             44            165             10
   Real estate-mortgage                         747            160            326            524            251
   Consumer and other                           635             59             42             77             15
   Commercial                                    78            413            180            128              9
   Commercial leases                             --          2,406             --             --             --
---------------------------------------------------------------------------------------------------------------
    Total charge-offs                         1,548          3,124            592            894            285
Recoveries                                      254            206            352            164            129
---------------------------------------------------------------------------------------------------------------
Net charge-offs                               1,294          2,918            240            730            156
Reserve from acquisitions                        --             --             --             --          1,132
Provision for loan losses                     2,601          2,652          1,000            643          1,034
---------------------------------------------------------------------------------------------------------------
Reserve for loan losses, end of year       $  6,505       $  5,198       $  5,464       $  4,704       $  4,791
---------------------------------------------------------------------------------------------------------------
Average loans outstanding for the
  period                                   $629,589       $531,619       $453,636       $336,647       $281,235
---------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans outstanding                            0.21%          0.55%          0.05%          0.22%          0.06%
---------------------------------------------------------------------------------------------------------------
Reserves to average loans outstanding          1.03%          0.98%          1.20%          1.40%          1.70%
---------------------------------------------------------------------------------------------------------------



         ALLOCATION OF THE RESERVE FOR LOAN LOSSES

----------------------------------------------------------------------------------------------------------------------------------
March 31,                            1998                 1997                 1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------------------
                             Dollar               Dollar               Dollar               Dollar               Dollar
(dollars in thousands)       Amount       %(1)    Amount       %(1)    Amount       %(1)    Amount       %(1)    Amount       %(1)
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of
period applicable to:
Real Estate -
   First mortgage loans      $1,517        51     $  791        50     $  693        50     $  761        54     $  576        48
   Second mortgage loans        882         9        713         8        262         4        148         3        350         5
   Construction               1,354        30      1,027        31      1,078        32      1,173        29      1,064        30
Commercial                      164         3         21         3        121         3        116         3         68         3
Commercial leases               591         1        724         4      1,593         9        296         9        308        11
Consumer and other              821         6        220         4         34         2         72         2        139         3
Unallocated                   1,176        --      1,702        --      1,683        --      2,138        --      2,286        --
----------------------------------------------------------------------------------------------------------------------------------
Total                        $6,505       100     $5,198       100     $5,464       100     $4,704       100     $4,791       100
----------------------------------------------------------------------------------------------------------------------------------

(1) Loan balance in each category expressed as a percentage of total loans.

INVESTMENT SECURITIES

         During fiscal 1998, investment securities increased 9.4 percent over the prior year. At March 31, 1998, the Company had total investments in securities of $162,874,000 versus $148,828,000 at March 31, 1997. At March 31,
1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company began reporting the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes.

         The investment securities portfolio at March 31, 1998 was comprised of $58,138,000 of investment securities held to maturity at amortized cost. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, the Company had an estimated market value of $104,736,000 of investment securities available for sale at March 31, 1998. Securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $838,000 at March 31, 1998 and a net unrealized loss of $1,025,000 at March 31, 1997.

         Included in other securities at March 31, 1998 and 1997 are $1,996,043 and $2,696,936, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. These securities are rated Aa2 by Moody's and AA by Standard & Poors. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1998, 1997 or 1996.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------
                                                             March 31,
                                               ------------------------------------
                                                 1998          1997          1996
-----------------------------------------------------------------------------------
Investment Securities Held to Maturity:
   US Treasury and US Government Agencies      $ 36,188      $ 27,780      $ 27,450
   Mortgage-backed securities                     5,010         6,406         8,087
   Corporate bonds                                7,431         7,429         8,420
   Other debt securities                          9,509        10,292        11,384
-----------------------------------------------------------------------------------
          Total                                  58,138        51,907        55,341
-----------------------------------------------------------------------------------
Securities Available for Sale:
   US Treasury and US Government Agencies        16,068        15,176        21,205
   Mortgage-backed securities                    70,626        62,352        67,956
   Corporate bonds                                2,037         2,005         2,028
   Equity securities-preferred  stock            12,210        13,418         9,629
   Other debt securities                          3,795         3,970         5,170
-----------------------------------------------------------------------------------
          Total                                 104,736        96,921       105,988
-----------------------------------------------------------------------------------
Total Investment Securities:
   US Treasury and US Government Agencies        52,256        42,956        48,655
   Mortgage-backed securities                    75,636        68,758        76,043
   Corporate bonds                                9,468         9,434        10,448
   Equity securities-preferred stock             12,210        13,418         9,629
   Other debt securities                         13,304        14,262        16,554
-----------------------------------------------------------------------------------
          Total                                $162,874      $148,828      $161,329
-----------------------------------------------------------------------------------

The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of securities held in the Bank's portfolio, for the periods indicated:

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

--------------------------------------------------------------------------------------------------
                                            Investment Securities             Securities Available
                                              Held to Maturity                      for Sale
                                               March 31, 1998                    March 31, 1998
--------------------------------------------------------------------------------------------------
                                                        Weighted              Estimated  Weighted
                                             Amortized   Average                Fair      Average
(dollars in thousands)                         Cost       Yield                 Value     Yield(1)
--------------------------------------------------------------------------------------------------
US Treasury and US Government Agencies:
   Within 1 year                                   --        --                  2,723      5.59%
   1-5 years                                   26,998      6.37%                 2,974      6.12%
   5-10 years                                   9,190      6.47%                10,371      6.22%
   More than 10 years                              --        --                     --        --
--------------------------------------------------------------------------------------------------
      Total                                    36,188      6.40%                16,068      6.10%
--------------------------------------------------------------------------------------------------
Mortgage-backed securities:
Government National Mortgage
Association
   Within 1 year                                   --        --                     --        --
   1 to 5 years                                    --        --                     --        --
   5 to 10 years                                   --        --                 27,332      7.37%
   More than 10 years                           2,415      6.66%                35,439      6.76%
--------------------------------------------------------------------------------------------------
      Total                                     2,415      6.66%                62,771      7.02%
--------------------------------------------------------------------------------------------------
Federal National Mortgage Assn
   Within 1 year                                   --        --                     --        --
   1 to 5 years                                    --        --                    407      6.57%
   5 to 10 years                                   --        --                     --        --
   More than 10 years                             599      6.18%                 4,917      8.59%
--------------------------------------------------------------------------------------------------
      Total                                       599      6.18%                 5,324      8.73%
--------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage Corp.
   Within 1 year                                   --        --                     --        --
   1 to 5 years                                    --        --                     --        --
   5 to 10 years                                   --        --                  2,531      8.50%
   More then 10 years                              --        --                     --        --
--------------------------------------------------------------------------------------------------
      Total                                        --        --                  2,531      8.50%
--------------------------------------------------------------------------------------------------
Other:
   Within 1 year                                   --        --                     79      5.77%
   1 to 5 years                                    --        --                    781      4.72%
   5 to 10 years                                   --        --                    929      4.96%
   More then 10 years                          11,505      6.69%                 2,006      5.78%
--------------------------------------------------------------------------------------------------
      Total                                    11,505      6.69%                 3,795      5.36%
--------------------------------------------------------------------------------------------------
Corporate Debt:
   Within 1 year                                   --        --                     --        --
   1 to 5 years                                 5,486      8.11%                 2,037      7.30%
   5 to 10 years                                1,945      7.65%                    --        --
   More then 10 years                              --        --                     --        --
--------------------------------------------------------------------------------------------------
      Total                                     7,431      7.99%                 2,037      7.30%
--------------------------------------------------------------------------------------------------
Preferred Stock:
   Within 1 year                                   --        --                     --        --
   1 to 5 years                                    --        --                     --        --
   5 to 10 years                                   --        --                     --        --
   More than 10 years                              --        --                 12,210      6.78%
--------------------------------------------------------------------------------------------------
      Total                                        --        --                 12,210      6.78%
--------------------------------------------------------------------------------------------------
Total Securities:
   Within 1 year                                   --        --                  2,802      5.59%
   1 to 5 years                                32,484      6.66%                 6,199      6.38%
   5 to 10 years                               11,135      6.68%                41,163      7.09%
   More than 10 years                          14,519      6.66%                54,572      6.89%
--------------------------------------------------------------------------------------------------
Total                                        $ 58,138      6.66%              $104,736      6.90%
--------------------------------------------------------------------------------------------------

(1) Weighted average yield computed using amortized cost.

DEPOSITS

         Deposits are the Company's primary funding source. Total deposits grew by $221,251,000 or 39.7 percent to $778,975,000 at March 31, 1998, from
$557,724,000 at March 31, 1997. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fifteen branches. Management believes that the majority of new accounts are a result of the continued trend in consolidation of financial institutions in the metropolitan Atlanta market and the desire of customers to deal with an independent, local financial institution.

         The growth in deposits was primarily in certificates of deposit with maturities one year or less which grew 33.3 percent to $411,179,000 at March 31, 1998, from $308,459,000 at March 31, 1997. Certificates of deposit $100,000 and greater were 13.8 percent of total deposits at March 31, 1998, and 13.7 percent at March 31, 1997. In addition, at March 31, 1998, 26.5 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The Bank does not actively solicit deposits outside of its local market area. Demand deposits increased by $78,681,000 or 53.9 percent to $224,702,000 at March 31, 1998 compared to $146,021,000 at March 31, 1997. Demand deposits including checking accounts, savings accounts and money market accounts were
28.9 percent of the Company's deposits at March 31, 1998. The weighted average interest rate on deposits during fiscal 1998 increased 33 basis points to 5.17 percent from 4.84 percent.

         The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.


MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(in thousands)
                                                  Certificates of
                                                      Deposit
                                                  March 31, 1998
-----------------------------------------------------------------
3 months or less                                      $24,687
Over 3 months through 6 months                         35,409
Over 6 months through 12 months                        19,003
Over 12 months                                         28,440
-----------------------------------------------------------------
      Total outstanding                              $107,539
-----------------------------------------------------------------


DEPOSIT MIX

The following table exhibits the Company's composition of deposits at March 31 for the years indicated.

-----------------------------------------------------------------------------------------------
At March 31,                                            1998                      1997
-----------------------------------------------------------------------------------------------
(dollars in thousands)                          Amount     % of Total     Amount     % of Total
-----------------------------------------------------------------------------------------------
Demand deposits
   Non-interest bearing deposits               $ 61,070        7.8%      $ 29,843        5.4%
   2.25% Interest bearing deposits               86,360       11.1%        48,923        8.8%
   2.50% Savings                                 38,410        4.9%        46,353        8.3%
   2.25%-5.00% Money markets                     38,862        5.0%        20,902        3.8%
Certificate accounts less than $100,000
   2.50% - 5.99%                                278,394       35.7%       253,219       45.4%
   6.00% - 7.99%                                167,833       21.6%        80,524       14.4%
   8.00% - 10.00%                                   507        0.1%         1,334        0.2%
Certificate accounts $100,000 and greater
ranging between 2.50% - 10.20%                  107,539       13.8%        76,626       13.7%
-----------------------------------------------------------------------------------------------
      Total                                    $778,975      100.0%      $557,724      100.0%
-----------------------------------------------------------------------------------------------

AVERAGE DEPOSIT BALANCES AND RATES

         The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.

--------------------------------------------------------------------------------------------------------
                                           1998                     1997                    1996
--------------------------------------------------------------------------------------------------------
                                  Average      Average     Average      Average      Average     Average
(dollars in thousands)             Rate         Amount       Rate        Amount       Rate        Amount
--------------------------------------------------------------------------------------------------------
Demand deposits:
   Interest bearing deposits       2.62%      $ 65,746       1.36%     $ 72,858       1.69%     $ 63,576
   Savings                         2.48%        42,441       2.44%       46,157       2.49%       46,583
   Money market                    3.36%        30,717       2.54%       19,541       2.79%       19,973
Certificates of deposits           5.94%       436,727       5.90%      382,117       6.17%      292,021
--------------------------------------------------------------------------------------------------------
      Total                        5.17%      $575,631       4.84%     $520,673       4.93%     $422,153
--------------------------------------------------------------------------------------------------------

BORROWINGS

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 1998, advances were $217,835,000 an increase from $141,383,000 at March 31, 1997. The weighted average interest rate on these borrowings was 5.88 percent and 6.80 percent at March 31, 1998 and 1997, respectively.

         The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:

SHORT-TERM BORROWINGS

-------------------------------------------------------------------------------------
(dollars in thousands)                 At March 31,         Maximum          Average
-------------------------------------------------------------------------------------
1998:
Balances outstanding                     $125,335          $164,320         $131,526
Weighted average rate                        5.95%             5.78%            5.46%
-------------------------------------------------------------------------------------
1997:
Balances outstanding                     $124,392          $177,445         $135,180
Weighted average rate                        6.85%             5.75%            5.47%
-------------------------------------------------------------------------------------
1996:
Balances outstanding                     $149,700          $149,700         $115,350
Weighted average rate                        5.41%             5.41%            5.97%
-------------------------------------------------------------------------------------

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Over recent years increases in core deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. In recent years, the Company has also experienced significant growth in assets. Total assets increased $325,601,000 over the previous year and were funded by deposits, which increased $221,251,000. The Company's deposits and stockholders' equity funded 74 percent and 76 percent of total assets at March 31, 1998, and March 31, 1997, respectively. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At March 31, 1998, advances stood at $217,835,000 or 19.0 percent of total assets versus $141,383,000 or 17.2 percent of total assets at March 31, 1997. Under current regulations, the Bank is required to maintain liquid assets at 5 percent or more of its net withdrawal deposits for short-term borrowings.

         At March 31, 1998, the Company had commitments to originate fixed rate mortgage loans of approximately $20,461,000 and commitments to originate variable rate mortgage loans of approximately $9,424,000 with terms of up to thirty years and interest rates ranging from 6.0 percent to 10.5 percent. The Company had commitments to sell mortgage loans of approximately $84,596,000 at March 31, 1998. In addition, the Company is committed to loan funds on unused variable rate lines of credit approximately $11,545,000 at March 31, 1998. The Company's funding sources for these commitments include deposits and FHLB advances.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans, permanent mortgage loans and SBA loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations increased 80.4 percent to $999,474,000 for fiscal 1998 compared to $554,092,000 for fiscal 1997. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $29,885,000 at March 31, 1998, from $24,692,000 at March 31, 1997.

Cash flows from operating activities

         During fiscal 1998, the Company used $261,621,000 of cash flows from operating activities compared to $40,478,000 generated from operating activities for fiscal 1997. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. In fiscal 1998, the Company originated $999,474,000 of loans held for sale and sold $729,764,000 of loans held for sale. This resulted in a $269,710,000 use of cash. This compares to fiscal 1997, when the Company originated $554,092,000 of loans held for sale and sold $583,762,000 of loans held for sale, resulting in a $29,670,000 source of cash.

Cash flows from investing activities

         In fiscal 1998, the Company used $39,765,000 of cash flows from investing activities compared to $111,338,000 for the prior year. The Company purchased investment securities held to maturity of $37,184,000 and $27,865,000 of securities available for sale representing 163.6 percent of total cash used for investing activities during fiscal 1998. For fiscal 1997, comparatively, the Company purchased $20,588,000 of investment securities held to maturity and $15,111,000 of investment securities available for sale representing 32.1 percent of cash used in investing activities. The Company generated cash flows from calls of investment securities held to maturity of $18,500,000 and maturities of $10,300,000. In addition, the Company had sales of securities available for sale of $1,957,000, calls of $8,273,000 and maturities of $5,250,000. This compares to calls of investment securities held to maturity of $3,000,000 and maturities of $18,300,000 and sales of securities available for sale of $6,731,000, calls of $1,948,000 and maturities of $9,600,000 in fiscal 1997. Loan originations net of repayments represented 37.8 percent of cash used or $15,032,000 compared to 78.0 percent or $86,838,000 cash used for the prior year. The Company also purchased $569,000 of loans receivable during fiscal 1998 versus $18,022,000 in fiscal 1997. Finally, during fiscal 1998, the Company used funds of $8,708,000 for investment in real estate compared to $16,870,000 in the prior year.

Cash flow from financing activities

         Cash provided from financing activities during fiscal 1998, was $310,193,000 compared to $76,824,000 during fiscal 1997. FHLB advances provided a significant source of funds during both fiscal 1998 and 1997. The Company borrowed $810,245,000 from the FHLB and repaid $723,195,000 in fiscal 1998. This compares to borrowings of $231,361,000 and repayments of $258,178,000 during fiscal 1997. The Company's deposits increased $221,251,000 during fiscal 1998, $142,570,000 of this increase is attributable to increases in time deposits and $78,681,000 is attributable to increases in demand deposits. During the prior year, the Company's deposits increased $99,266,000, which is comprised of $86,471,000 of time deposits and $12,795,000 in demand deposits. The Company paid cash dividends to its shareholders of $3,406,000 in fiscal 1998 and $2,842,000 in fiscal 1997.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 1998, the Bank was classified as "adequately capitalized" under the OTS regulations that implement the FDICIA provisions described above. Effective February 15, 1996, the Company raised $21,483,000 of capital in a secondary offering co-underwritten by Interstate/Johnson Lane and Morgan Keegan & Company, Inc. Substantially all of the proceeds were contributed to the Bank.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1998, the Bank paid cash dividends to the Company of approximately $3,410,000 and a dividend in the form of loans in the amount of $10,525,000. In addition, during fiscal 1997, the Bank paid to the Company cash dividends of approximately $683,000 and a dividend in the form of equity securities in the amount of $6,094,000.

REGULATORY CAPITAL

------------------------------------------------------------------------------------------------------
At March 31, 1998                 Actual                    Requirement                   Excess
($in 000's)               Amount           %          Amount             %         Amount          %
------------------------------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital         $51,173          7.47       $27,392            4.0       $23,781         3.47
  Total capital           56,885          8.31        54,785            8.0         2,100         0.31
Tier 1 leverage           51,173          4.59        33,446            3.0        17,727         1.59
Tangible equity           51,173          5.91        12,988            1.5        38,185         4.41
------------------------------------------------------------------------------------------------------

YEAR 2000

         The market for financial services, including banking services, is increasingly effected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking, tele-banking, debit cards and so-called "smart cards". The ability of the Company to compete successfully in its markets may depend on the extent to which it is able to exploit such technological changes. Additionally, the Bank is responsible for ensuring that its in-house processing, service providers, and software vendors are fully compliant with the year 2000 requirements. Based upon the year 2000 plan developed by management, the Company will require approximately $500,000 in additional capital expenditures to be fully compliant with year 2000 requirements. The Bank has identified and developed plans for all mission critical applications; however, additional expenses may be incurred if problems are encountered which were not previously identified. The ability of the Company to compete successfully in its markets may depend on the extent to which it is able to exploit technological changes and test and modify its systems as required to meet the challenges of the year 2000. There can be no assurance that the development of these or any other new technologies or the Company's success or failure in anticipating or responding to such developments will materially affect the Company's business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires basic earnings per share to be based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. All share and per share information included in this 10-K have been restated to give effect to the Company's adoption.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as other comprehensive income be reported in a financial statement with the same prominence as all financial statement information. Adoption of this pronouncement will not have a material effect on the Company's disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Adoption of this pronouncement is not expected to have a material effect on the Company's disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and the Report of Independent Public Accountants contained in the Annual Report to Stockholders are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA

Year ended March 31,
(in thousands except per share data, unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                           1998                                           1997
                                       4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.     1st Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Interest income                        $ 19,246    $ 18,143    $ 17,474    $ 17,037    $ 16,014    $ 16,645    $ 15,796     $ 15,330
Interest expense                         10,954      10,247       9,566       9,240       8,598       8,752       8,295        7,984
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                       8,292       7,896       7,908       7,797       7,416       7,893       7,501        7,346
Provision for loan losses                   627         657         600         717         827         377         924          524
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses              7,665       7,239       7,308       7,080       6,589       7,516       6,577        6,822
Other income                              4,558       4,747       3,600       3,444       4,016       2,860       3,477        2,558
Other expenses                            8,980       9,537       8,568       8,306      10,135       7,945       9,794        7,027
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                3,243       2,448       2,341       2,218         470       2,431         260        2,353
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense  (benefit)             1,080         684         618         658         229         932         (88)         695
------------------------------------------------------------------------------------------------------------------------------------
Net income                                2,163       1,764       1,723       1,560    $    241    $  1,499    $    348     $  1,658
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic      $    .38    $    .31    $    .30    $    .28    $    .04    $    .27    $    .06     $    .30
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted    $    .37    $    .30    $    .30    $    .27    $    .04    $    .26    $    .06     $    .29
------------------------------------------------------------------------------------------------------------------------------------

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       Financial Statements

         1.       Reports of Independent Public Accountants
                           Arthur Andersen LLP

         2.       Eagle Bancshares, Inc. and Subsidiaries
                           Consolidated Statements of Financial Condition as of
                                 March 31, 1998, and 1997
                           Consolidated Statements of Income for the Years Ended
                                 March 31, 1998, 1997 and 1996
                           Consolidated Statements of Stockholders' Equity for
                                 the Years Ended March 31, 1998, 1997 and 1996
                           Consolidated Statements of Cash Flows for the Years
                                 Ended March 31, 1998, 1997 and 1996
                           Notes to Consolidated Financial Statements

b.       FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

c.       EXHIBITS

           3.1(a)          Restated Articles of Incorporation of the Company
                           (Exhibit 3 to the Company's Quarterly Report on Form
                           10-Q for the quarter ended December 31, 1988.)
           3.1(b)          Articles of Amendment to Restated Articles of
                           Incorporation of the Company (Exhibit 3(a) to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1991).
           3.1(c)          Articles of Amendment to Restated Articles of
                           Incorporation of the Company.
           3.2             Bylaws of the Company, as amended (Exhibit 3(b) to
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1991).
           4               Shareholder Protection Rights Agreement dated as of
                           January 26, 1993 of (Exhibit 1 to the Company's
                           Current Report on Form 8-K dated February 9, 1993).
           10.1            Employment Agreement dated as of October 1, 1993,
                           between Tucker Federal Savings and Loan Association
                           and Richard B. Inman, Jr. (Exhibit 10(c) to the
                           Company's Annual Report on Form 10-K for the year
                           ended March 31, 1995).*
           10.2            Employment Agreement dated as of January 1, 1994,
                           between Tucker Federal Savings and Loan Association
                           and Betty Petrides (Exhibit 10(f) to the Company's
                           Annual Report on Form 10-K for the year ended March
                           31, 1995).*
           10.3            Employment Agreement dated January 1, 1994, between
                           Eagle Service Corporation and Conrad J. Sechler, Jr.
                           (Exhibit 10(g) to the Company's Annual Report on Form
                           10-K for the year ended March 31, 1995).*
           10.4            Tucker Federal Savings and Loan Association
                           Directors' Retirement Plan (Exhibit 10(h) to the
                           Company's Annual Report on Form 10-K for the year
                           ended March 31, 1995).*
           10.5            Eagle Bancshares, Inc. 1994 Directors Stock Option
                           Incentive Plan (Exhibit 10(i) to the Company's Annual
                           Report on Form 10-K for the year ended March 31,
                           1995).*
           10.6            Agreement for Advances and Security Agreement with
                           Blanket Floating Lien dated as March 5, 1990 between
                           Tucker Federal Savings and Loan Association and the
                           Federal Home Loan Bank of Atlanta as amended as of
                           September 7, 1995 (Exhibit 10.6 to the Company's Form
                           S-2).
           11              Computation of per share earnings.
           13.1            Eagle Bancshares, Inc. 1998 Annual Report to
                           Stockholders.
           21              Subsidiaries of the Registrant.
           23.1            Consent of Arthur Andersen LLP.
           27              Financial Data Schedule (For SEC use only)
                           * The referenced exhibit is a compensatory contract,
                             plan or arrangement.

d.       REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC.

July 2, 1998                        By:/s/ Conrad J. Sechler, Jr.
                                    --------------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, President and
                                            Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 2, 1998                        By:/s/ Conrad J. Sechler, Jr.
                                    --------------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President

July 2, 1998                        By:/s/Walter C. Alford
                                    --------------------------------------------
                                            Walter C. Alford
                                            Director

July 2, 1998                        By:/s/Richard J. Burrell
                                    --------------------------------------------
                                            Richard J. Burrell
                                            Director

July 2, 1998                        By:/s/Richard B. Inman, Jr.
                                    --------------------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer

July 2, 1998                        By:/s/Weldon A. Nash, Jr.
                                    --------------------------------------------
                                            Weldon A. Nash, Jr.
                                            Director

July 2, 1998                        By:/s/George G. Thompson
                                    --------------------------------------------
                                            George G. Thompson
                                            Director

INDEX OF EXHIBITS

         EXHIBIT NO.       DESCRIPTION                                              PAGE NO.
         -----------       -----------                                              --------
         3.1(a)            Restated Articles of Incorporation of the Company
                           (Exhibit 3 to the Company's Quarterly Report on Form
                           10-Q for the quarter ended December 31, 1988.)
         3.1(b)            Articles of Amendment to Restated Articles of
                           Incorporation of the Company (Exhibit 3(a) to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1991).
         3.1(c)            Articles of Amendment to Restated Articles of
                           Incorporation of the Company.
         3.2               Bylaws of the Company, as amended (Exhibit 3(b) to
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1991).
         4                 Shareholder Protection Rights Agreement dated as of
                           January 26, 1993 of (Exhibit 1 to the Company's
                           Current Report on Form 8-K dated February 9, 1993).
         10.1              Employment Agreement dated as of October 1, 1993,
                           between Tucker Federal Savings and Loan Association
                           and Richard B. Inman, Jr. (Exhibit 10(c) to the
                           Company's Annual Report on Form 10-K for the year
                           ended March 31, 1995).*
         10.2              Employment Agreement dated as of January 1, 1994,
                           between Tucker Federal Savings and Loan Association
                           and Betty Petrides (Exhibit 10(f) to the Company's
                           Annual Report on Form 10-K for the year ended March
                           31, 1995).*
         10.3              Employment Agreement dated January 1, 1994, between
                           Eagle Service Corporation and Conrad J. Sechler, Jr.
                           (Exhibit 10(g) to the Company's Annual Report on Form
                           10-K for the year ended March 31, 1995).*
         10.4              Tucker Federal Savings and Loan Association
                           Directors' Retirement Plan (Exhibit 10(h) to the
                           Company's Annual Report on Form 10-K for the year
                           ended March 31, 1995).*
         10.5              Eagle Bancshares, Inc. 1994 Directors Stock Option
                           Incentive Plan (Exhibit 10(i) to the Company's Annual
                           Report on Form 10-K for the year ended March 31,
                           1995).*
         10.6              Agreement for Advances and Security Agreement with
                           Blanket Floating Lien dated as March 5, 1990 between
                           Tucker Federal Savings and Loan Association and the
                           Federal Home Loan Bank of Atlanta as amended as of
                           September 7, 1995 (Exhibit 10.6 to the Company's Form
                           S-2).
         11                Computation of per share earnings.
         13.1              Eagle Bancshares, Inc. 1998 Annual Report to
                           Stockholders.
         21                Subsidiaries of the Registrant.
         23.1              Consent of Arthur Andersen LLP.
         27                Financial Data Schedule (For SEC use only)

                           * The referenced exhibit is a compensatory contract,
                             plan or arrangement.