Form 10-Q
period 1998-06-30
EAGLE BANCSHARES INC
filed 1998-08-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to
         Commission file number  0-14379                     ------  -------
                               ----------

                             EAGLE BANCSHARES, INC.
                 -----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Georgia                                 58-1640222
          ------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

      4305 Lynburn Drive, Tucker, Georgia              30084-4441
    ---------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (770) 908-6690
                 -----------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
                 -----------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---  ----

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
Yes    No    NOT APPLICABLE
   ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class           Outstanding at July 31, 1998
         --------------------  --------------------------------
         Common Stock, $1.00 Par Value        5,809,764 shares

                           Index of Exhibit on Page 28

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998
                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                             Number
PART I.  Financial Information

         Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at
                  June 30, 1998 and March 31, 1998                                                                3

                  Consolidated Statements of Income -
                  Three months ended June 30, 1998 and 1997                                                       4

                  Consolidated Statements of Cash Flows -
                  Three months ended June 30, 1998 and 1997                                                       5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         10

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     25

                  Item 2.  Changes in Securities                                                                 25

                  Item 3.  Defaults upon Senior Securities                                                       25

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   25

                  Item 5.  Other Information                                                                     26

                  Item 6.  Exhibits and Reports on Form 8-K                                                      26

                  Signatures                                                                                     27

                  Index of Exhibits                                                                              28

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)



                                                                                 JUNE 30,         March 31,
(dollars in thousands except per share data)                                       1998              1998
ASSETS:
  Cash and amounts due from banks                                              $    20,327       $    34,022
  Federal funds sold                                                                   290               660
  Accrued interest receivable                                                        7,724             7,301
  Securities available for sale                                                    113,290           104,736
  Investment securities held to maturity                                            57,737            58,138
  Loans held for sale                                                              338,384           332,592
  Loans receivable, net                                                            513,194           535,732
  Investments in real estate                                                        26,587            27,595
  Real estate acquired in settlement of loans, net                                   2,909             2,947
  Stock in Federal Home Loan Bank, at cost                                           9,144            10,892
  Premises and equipment, net                                                       21,232            21,868
  Deferred income taxes                                                              4,054             3,953
  Other assets                                                                       5,360             9,047
                                                                               -----------------------------
          Total assets                                                         $ 1,120,232       $ 1,149,483
                                                                               -----------------------------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                     $   798,007       $   778,975
  Federal Home Loan Bank advances and other borrowings                             197,912           240,855
  Advance payments by borrowers for property taxes and insurance                     2,750             5,477
  Drafts outstanding                                                                16,263            30,716
  Accrued expenses and other liabilities                                            27,749            18,758
                                                                               -----------------------------
          Total liabilities                                                    $ 1,042,681       $ 1,074,781
                                                                               -----------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized, 6,107,564
   and 6,037,100 shares issued at June 30 and March 31, 1998, respectively     $     6,108       $     6,037
  Additional paid-in capital                                                        38,030            37,336
  Retained earnings                                                                 34,079            32,028
  Accumulated other comprehensive income                                               676               838
  Employee Stock Ownership Plan note payable                                            --              (165)
  Unamortized restricted stock                                                        (266)             (296)
  Treasury stock, 301,800 shares at cost                                            (1,076)           (1,076)
                                                                               -----------------------------
          Total stockholders' equity                                                77,551            74,702
                                                                               -----------------------------
          Total liabilities and stockholders' equity                           $ 1,120,232       $ 1,149,483
                                                                               -----------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME



(Unaudited)                                                                     Three Months Ended
(in thousands except per share data)                                                  June 30,
                                                                                 1998         1997
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                            $18,357      $14,057
   Interest on mortgage-backed securities                                         1,271        1,299
   Interest on securities and other interest-earning assets                       1,806        1,681
----------------------------------------------------------------------------------------------------
          Total interest income                                                  21,434       17,037
----------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                          10,400        6,797
   Interest on FHLB advances and other borrowings                                 3,006        2,443
----------------------------------------------------------------------------------------------------
          Total interest expense                                                 13,406        9,240
----------------------------------------------------------------------------------------------------

   Net interest income                                                            8,028        7,797
PROVISION FOR LOAN LOSSES                                                           627          717
----------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                            7,401        7,080
----------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Mortgage production fees                                                       3,219        2,040
   Gains on sales of investment in real estate                                      929          226
   Real estate commissions, net                                                     173          106
   Rental income                                                                    173          167
   Service charges                                                                  570          488
   Gains on sales of loans                                                           --           16
   Gains on sales of securities available for sale                                  267           --
   Gain on sale of fixed assets                                                     147            3
   Other income                                                                     937          398
----------------------------------------------------------------------------------------------------
          Total noninterest income                                                6,415        3,444
----------------------------------------------------------------------------------------------------

 NONINTEREST EXPENSES:
   Salaries and employee benefits                                                 5,256        4,715
   Net occupancy expense                                                          1,162        1,042
   Data processing expense                                                          564          548
   Federal insurance premium                                                         96           69
   Marketing expense                                                                496          271
   Provision for losses on real estate acquired in the settlement of loans           --          120
   Other expense                                                                  1,817        1,541
----------------------------------------------------------------------------------------------------
          Total noninterest expenses                                              9,391        8,306
----------------------------------------------------------------------------------------------------

   Income before income taxes                                                     4,425        2,218
INCOME TAX EXPENSE                                                                1,445          658
----------------------------------------------------------------------------------------------------
Net income                                                                      $ 2,980      $ 1,560
----------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                               $  0.52      $  0.28
EARNINGS PER COMMON SHARE - DILUTED                                             $  0.50      $  0.27
----------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



( dollars in thousands)
Three Months ended June 30,                                                       1998            1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   2,980       $   1,560
Adjustments to reconcile net income to net cash used in operating
   Activities:
   Depreciation, amortization and accretion                                           503            (162)
   Provision for loan losses                                                          627             717
   Provision for losses on real estate acquired in settlement of loans                 --             120
   Gain on sales of securities available for sale                                    (267)             --
   Gain on sale of real estate acquired in settlement of loans                        (62)             --
   Gain on sales of investment in real estate                                        (929)           (226)
   Gain on sales of loans                                                              --             (16)
   Gain on sale of premises and equipment                                            (147)             (3)
   Amortization of restricted stock                                                    30              14
   Deferred income tax benefit                                                         --             (67)
   Proceeds from sales of loans held for sale                                     372,659         157,373
   Originations of loans held for sale                                           (378,451)       (153,708)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                              (423)           (276)
     Decrease (increase) in other assets                                            3,609           1,964
     Increase (decrease) in drafts outstanding                                    (14,453)         (8,129)
     Increase (decrease) in accrued expense and other liabilities                   8,923          (1,725)
---------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                       (5,401)         (2,564)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                   (17,500)         (1,000)
     Proceeds from sales of securities available for sale                           2,258              --
     Principal payments received on securities available for sale                   4,665           1,091
     Principle payments received on investment securities held to maturity            404             373
     Proceeds from calls of securities available for sale                             994           1,500
     Proceeds from maturities of securities available for sale                      1,000             500
     Proceeds from maturities of investment securities held to maturity                --           6,300
     Loan originations, net of repayments                                          23,632         (25,718)
     Purchases of loans receivable                                                     --             (83)
     Proceeds from sale of real estate acquired in settlement of loans                565             148
     Purchases of FHLB stock                                                         (508)           (839)
     Redemption of FHLB stock                                                       2,256              86
     Proceeds from sale of premises and equipment                                     522               5
     Purchase of premises and equipment, net                                         (237)           (924)
     Additions to investments in real estate                                       (1,788)           (750)
     Proceeds from sales of investments in real estate                              1,642             904
---------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                      $  17,905       $ (18,407)
---------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Three Months ended June 30,                                                     1998           1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                              $  22,842       $ 18,602
  Net change in demand deposit accounts                                       (3,810)         2,787
  Repayment of FHLB advances and other borrowings                           (282,403)       (66,417)
  Proceeds from FHLB advances and other borrowings                           239,460         76,670
  Principal reduction of ESOP debt                                               165            164
  Proceeds from the exercise of stock options                                    765             --
  Cash dividends paid                                                           (861)          (849)
  Increase (decrease) in advance payments from borrowings for
    property taxes and insurance                                              (2,727)           244
---------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                       (26,569)        31,201
---------------------------------------------------------------------------------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (14,065)        10,230
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                34,682         25,875
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  20,617       $ 36,105
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
---------------------------------------------------------------------------------------------------
   Interest                                                                $  12,455       $  8,969
---------------------------------------------------------------------------------------------------
   Income taxes                                                            $   1,868       $    565
---------------------------------------------------------------------------------------------------
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------
   Acquisition of real estate in settlement on loans                       $     465       $    462
---------------------------------------------------------------------------------------------------
   Loans made to finance sales of investments in real estate               $   2,061       $    303
---------------------------------------------------------------------------------------------------
   Dividends payable                                                       $     929       $    849
---------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 1998


A.    Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engage in banking, mortgage banking, and real estate activities. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1998, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

C.  Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D.  Earnings Per Share

         Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. All share and per share information included in these financial statements have been restated to give effect to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share".

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three month periods ended June 30, 1998 and 1997, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

COMPUTATION OF PER SHARE EARNINGS


(dollars in thousands except per share data)         Three Months Ended
                                               JUNE 30, 1998    June 30, 1997
                                               ------------------------------
Basic

Net income                                     $  2,980             $  1,560
                                               ------------------------------

Average common shares                             5,763                 5,660
                                               ------------------------------

Earnings per common share - basic              $   0.52              $   0.28
                                               ------------------------------

Diluted

Net income                                     $  2,980               $ 1,560
                                               ------------------------------

Average common shares - basic                     5,763                 5,660
Incremental shares outstanding                      198                   133
Average common shares - diluted                   5,961                 5,793
                                               ------------------------------

Earnings per common share - diluted            $   0.50               $  0.27
                                               ------------------------------

E.  Comprehensive Income

         The Company adopted the provisions in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

Comprehensive income for the first three months of fiscal year 1999 and 1998 is calculated as follows:


(dollars in thousands)
                                                  Before Tax      Income Tax     Net of Tax
                                                 ------------------------------------------

Unrealized (loss) gains (net) recognized in
  other comprehensive income:
  Three months ended June 30, 1998               $ (262)         $ (100)        $ (162)
  Three months ended June 30, 1997               $2,527          $  840         $1,687


                                                                 1998          1997

Amounts reported in net income:
  Gain on sale of securities                                    $   267       $    --
  Net amortization (accretion)                                       31            (1)
                                                                ---------------------
  Reclassification adjustment                                       298            (1)
  Income tax expense                                               (116)           --
                                                                ---------------------
  Reclassification adjustment, net of tax                           182            (1)
Amounts reported in other comprehensive income:
  Unrealized (loss)/gain arising during period, net of tax           20         1,686
  Reclassification adjustment, net of tax                           182            (1)
                                                                ---------------------
    Unrealized (loss)/gain (net) recognized in
    other comprehensive income                                     (162)        1,687
Net income                                                        2,980         1,560
                                                                ---------------------
Total comprehensive income                                      $ 2,818       $ 3,247
                                                                ---------------------

F.  Recent Accounting Pronouncements

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be redesignated and documented pursuant to the provisions of this statement. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement and should not be applied retroactively to financial statements of prior periods. Adoption of the this statement is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operation.

G.  Cumulative Trust Preferred Securities

         On July 29, 1998, the Company closed a public offering of 1,150,000 of Cumulative Trust Preferred Securities offered and sold by EBI Capital Trust I, having a liquidation amount of $25.00 each. Total proceeds to the Company from the offering were $28,750,000. The Company intends to use the net proceeds as follows: (i) approximately $10 million will be contributed to the Bank to increase the Bank's capital ratios to support growth, for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well capitalized", and (ii) the balance will be used to repay existing debt, invest in investment grade preferred securities of other issuers, and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



SUMMARY FINANCIAL DATA


(dollars in thousands except per share data)                                                      % Change
                                                              Quarter Ended                  June 30, 1998 from
                                                  June 30,      March 31,      June 30,     March 31,     June 30,
For the quarter:                                    1998           1998         1997           1998         1997
                                                 ----------     ----------     --------     ----------   ----------
Net income                                       $    2,980     $    2,163     $  1,560       37.77%       91.03%
Per common share:
  Net income per common share - basic                  0.52           0.38         0.28       36.84        85.71
  Net income per common share - diluted                0.50           0.37         0.27       35.14        85.19
  Dividends declared                                   0.16           0.15         0.15        6.67         6.67
  Book value per share                                13.36          13.03        12.45        2.53         7.31
  Average common shares outstanding - basic           5,763          5,730        5,660        0.58         1.82
  Average common shares outstanding - diluted         5,961          5,923        5,793        0.64         2.90
Profitability ratios: (%)
  Return on average assets                             1.04%          0.93%        0.76%      11.83        36.84
  Return on average equity                            16.14          11.57         8.96       39.50        80.13
  Efficiency ratio                                    65.03          69.88        73.89       (6.94)      (11.99)
  Net interest margin - taxable equivalent             3.06           3.92         4.22      (21.94)      (27.49)
  Equity to assets                                     6.92           6.51         8.30        6.30       (16.63)
At quarter end:
  Loans held for sale                            $  338,384     $  332,592     $ 59,217        1.74       471.43
  Loans receivable, net                             513,194        535,732      541,071       (4.21)       (5.14)
  Reserve for loan losses                             6,732          6,505        5,761        3.49        16.85
  Assets                                          1,120,232      1,149,483      848,490       (2.54)       32.03
  Deposits                                          798,007        778,975      579,113        2.44        37.80
  FHLB advances and other borrowings                197,912        240,855      164,058      (17.83)       20.64
  Stockholders' equity                               77,551         74,702       70,450        3.81        10.08


Overview

         Net income for the current quarter, increased $1,420,000 to $2,980,000 or $0.50 per share from $1,560,000 or $0.27 per share for the same quarter one year ago. The increase was primarily due to increases in mortgage production fees and gains on sales of investment in real estate. In addition, the Company recognized gains on the sales of securities available for sale of $267,000 and a gain on the sale of fixed assets of $147,000.

Earnings Highlights
(First quarter Fiscal 1999 compared to First quarter Fiscal 1998)

- Non-interest income increased $2,971,000 to $6,415,000 from $3,444,000 for the same quarter one year ago. Increases in mortgage production fees and gains on sales of investment in real estate were the main contributors to the increase.

- Return on average shareholders' equity increased to 16.14%, from 8.96% in the first quarter last year.

- Return on average assets increased to 1.04% from 0.76% in the first quarter last year.

- Loan loss provisions decreased $90,000 to $627,000 from $717,000 for the same quarter one year ago.

- Non-interest expenses increased $1,085,000 to $9,391,000 from $8,306,000 for the same quarter one year ago. This increase is directly attributable to the Company's growth.

Net Interest Income

         In the first quarter, net interest income increased $321,000 to $7,401,000. The growth was achieved through a 52.68% increase in average loans while somewhat mitigated by a 137 basis-point decline in the net interest spread.

Non-Interest Income

         Non-interest income rose 86.27% to $6,415,000 in the first quarter of 1999. This growth was primarily attributable to higher levels of mortgage production fees. Additionally, the Company recognized increased gains on sales of investment in real estate, gains on sales of securities available for sale, and gains on the sale of fixed assets.

Efficiency

         In the first quarter of fiscal 1999, the efficiency ratio improved 8.86% to 65.03%, compared to 73.89% in the first quarter of fiscal 1998. Management has redesigned workflow and converted the Company's computer system improving efficiencies in its community banking and mortgage banking lines of business.

Credit Quality

         Total non-performing loans were $10,564,000 on June 30, 1998, or 1.96% of outstanding average loans receivable, net compared to 1.31% on June 30, 1997. The reserve for loan losses totaled $6,732,000 at quarter end, or 63.73% of non-performing loans, compared to $5,761,000 or 84.96% one year earlier. During the quarter, the provision for loan losses was $627,000, exceeding net charge-offs of $400,000. Net charge-offs equaled 0.07% of outstanding average loans receivable, net for the first quarter of 1999 and 0.03% for the first quarter of 1998.

Capital Strength

         Total shareholders' equity was $77,551,000 on June 30, 1998. This represented 6.92% of period-end assets, compared to 8.30% at June 30, 1997. Book value per common share rose to $13.36 at the end of the quarter.

EARNINGS ANALYSIS

Net Interest Income

         Net interest income increased by $321,000 or 4.53% to $7,401,000 in the first quarter of fiscal 1999 from $7,080,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) declined 137 basis points to 263 basis points from 400 basis points in the same period last year. The primary reason for the decline was the decrease in the yield on interest bearing assets, primarily loans receivable and loans held for sale. Yield on interest earning assets decreased 107 basis points to 8.05% from 9.12% while the cost of interest bearing liabilities increased 30 basis points to 5.42% from 5.12%.

         Interest income received on loans increased $4,300,000 or 30.59% to $18,357,000 for the first quarter of fiscal 1999 from $14,057,000 in fiscal 1998. The increase in interest received on loans is attributable to higher originations in loans held for sale. While higher originations of loans held for sale increased the Company's interest income, the yield on loans declined 139 basis points at 8.21% for the quarter compared to 9.60% in the same quarter last year. Interest received on mortgage backed securities decreased $28,000 or 2.16% to $1,271,000 million for the first quarter of fiscal 1999 from $1,299,000 in the first quarter of fiscal 1998. Interest received on securities increased $125,000 or 7.44% to $1,806,000 in fiscal 1999 from 1,681,000 in the prior period.

         Interest expense increased $4,166,000 or 45.09% to $13,406,000 for the first quarter of fiscal 1999 from $9,240,000 in the first quarter of fiscal 1998. This is primarily the result of growth in deposits coupled with an increased cost. Interest expense on deposits increased $3,603,000 or 53.01% to $10,400,000 from $6,797,000 in the same period in the prior year. The cost of deposits increased to 5.44% during the quarter compared to 4.85% in the prior period. Interest expense on FHLB advances and other borrowings also increased $563,000 or 23.05% to $3,006,000 for the first quarter of fiscal 1999 from $2,443,000 in the first quarter of fiscal 1998. The Bank's cost of FHLB advances and other borrowings decreased 69 basis points to 5.36% from 6.05% in the same period in the prior year.

Interest Rate and Market Risk

         The Company employs a sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. The Company's net interest income simulation includes all financial assets and liabilities.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of June 30, 1998, the expected rate simulation indicated a decline in annual net interest income of $368,000 or 1.09% relative to the unchanged rate simulation and a $841,000 or 1.19% decline in market value. This compares to March 31, 1998, which indicated a decline in annual net interest income of $314,000 or 0.86% relative to the unchanged rate simulation and a $49,000 or 0.07% decline in market value.

         As of June 30, 1998, management estimates the Company's annual net interest income would increase approximately $2,806,000 or 8.30%, and decrease approximately $3,779,000 or 11.18% should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. As of March 31, 1998, the simulation indicated an increase of approximately $3,430,000 or 9.40% and a decrease of approximately $3,866,000 or 10.59%.

         A fair value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over June 30, 1998, estimates a $3,758,000 or 0.32% decrease in market value. The Company estimates a like decrease in market rates would decrease market value $5,174,000 or 8.70%. These changes in market value represent less that 5.00% of the total carrying value of total assets at June 30, 1998. Comparatively, at March 31, 1998, an instantaneous increase in market rates of 100 basis points would increase market value approximately $521,000 or 0.89%, while a like decrease in rates would decrease market value approximately $3,278,000 or 5.62%.

         These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin decreased to 3.06% during the first quarter of fiscal 1999 from 4.22% during the first quarter of fiscal 1998. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The decline in the net interest margin in the first quarter of fiscal 1999 was primarily attributable to the decrease in the yield on interests earning assets.

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 1998 and 1997:

AVERAGE BALANCE SHEET


Quarter ended June 30,                                                                            1998
                                                                                     Average                 Yield/      Average
(dollars in thousands)                                                               Balance    Interest     Cost        Balance
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                                               $  539,228    $ 12,682        9.41%   $517,867
Loans held for sale                                                                  354,864       5,675        6.40%   $ 67,732
Mortgage-backed securities                                                            72,656       1,270        6.99%     70,114
FHLB stock                                                                            10,248         192        7.49%      8,313
Taxable investments(2)                                                                20,982         391        7.45%     42,626
Tax-exempt investment securities(2)                                                   75,269       1,378        7.32%     34,117
Interest earning deposits and Federal funds                                            1,172          30       10.24%     12,187
--------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                                                      1,074,419      21,618        8.05%    752,956
Non-interest earning assets                                                           67,594                              60,068
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $1,142,013                            $813,024
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                                                  $   39,345    $    246        2.50%   $ 46,756
Checking                                                                              98,914         967        3.91%     78,995
Money market                                                                          43,332         455        4.20%     22,614
Certificates of deposit                                                              583,357       8,732        5.99%    411,758
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                       764,948      10,400        5.44%    560,123
Advances and other borrowings                                                        224,301       3,006        5.36%    161,579
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                                   989,249      13,406        5.42%    721,702
Non-interest bearing deposits                                                         47,579                              20,854
Non-interest bearing liabilities                                                      31,324                                 934
Stockholders' equity                                                                  73,861                              69,534
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                      $1,142,013                            $813,024
--------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                                                      $    8,212        2.63%
Taxable-equivalent adjustment                                                                       (184)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                                                     $  8,028
Net interest earning assets/net interest                                          $   85,170                    3.06%    $31,254
margin
Interest earning assets as a percentage of
  interest bearing liabilities                                                        108.61%                             104.33%
--------------------------------------------------------------------------------------------------------------------------------

(1)Non-accrual loans are included in average balances and income on such loans,



                                                                                    1997
Quarter ended June 30,                                                                         Yield/
(dollars in thousands)                                                            Interest     Cost
-----------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------
Loans receivable(1)                                                               $ 12,918       9.98%
Loans held for sale                                                                  1,139       6.73%
Mortgage-backed securities                                                           1,299       7.41%
FHLB stock                                                                             166       7.99%
Taxable investments(2)                                                                 788       7.39%
Tax-exempt investment securities(2)                                                    705       8.27%
Interest earning deposits and Federal funds                                            168       5.51%
-----------------------------------------------------------------------------------------------------
Total interest earning assets                                                       17,183       9.12%
Non-interest earning assets
-----------------------------------------------------------------------------------------------------
Total assets
-----------------------------------------------------------------------------------------------------
Interest-bearing liabilities
-----------------------------------------------------------------------------------------------------
Savings accounts                                                                  $    281       2.40%
Checking                                                                               292       1.47%
Money market                                                                           150       2.65%
Certificates of deposit                                                              6,074       5.90%

-----------------------------------------------------------------------------------------------------
Total deposits                                                                       6,797       4.85%
Advances and other borrowings                                                        2,443       6.05%
-----------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                                   9,240       5.12%
Non-interest bearing deposits
Non-interest bearing liabilities
Stockholders' equity
-----------------------------------------------------------------------------------------------------
Total liabilities and equity
-----------------------------------------------------------------------------------------------------
Net interest rate spread                                                          $  7,943       4.00%
Taxable-equivalent adjustment                                                         (146)
-----------------------------------------------------------------------------------------------------
Net interest income, actual                                                       $  7,797
Net interest earning assets/net interest                                                         4.22%
margin
Interest earning assets as a percentage of
  interest bearing liabilities
-----------------------------------------------------------------------------------------------------


(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income
         Non-interest income increased by $2,971,000 or 86.27% to $6,415,000 for the first quarter of 1999 from $3,444,000 for the same period last year. Mortgage production fees are the largest component of non-interest income and these fees increased $1,179,000 or 57.79% to $3,219,000 compared to $2,040,000 in the first quarter of fiscal 1998. The volume of loans sold in the secondary market increased by $215,286,000 or 136.80% to $372,659,000 during the first quarter from $157,373,000 during the first quarter last year. The margin earned on these loans (mortgage production fees divided by mortgage volume sold) decreased to 86 basis points in the current period compared to 130 basis points in the first quarter of fiscal 1998.

         During the first quarter of 1999, the Company sold 73 lots and recorded gains on sales of investment in real estate of $929,000 compared to 31 lots and gains of $226,000 for the same quarter in 1998.

         Service charges increased $82,000 or 16.80% to $570,000 in the first quarter of fiscal 1999 compared to $488,000 for the same period last year. This is the result of growth in the number of checking accounts during the year.

         The Company recognized gains on sales of securities available for sale of $267,000 and a gain on the sale of fixed assets of $147,000. The one-time gain on the sale of fixed assets resulted from the sale of real estate acquired from the merger with Southern Crescent Financial Corp. on March 26, 1997.

         In addition, miscellaneous other income increased $539,000 or 135.43% to $937,000 for the first quarter of fiscal 1999 from $398,000 for the same period one year ago. This is primarily attributable to an increase in miscellaneous loans fees.

Non-Interest Expense

         Non-interest expense increased by $1,085,000 or 13.06% to $9,391,000 for the first quarter of fiscal 1999 from $8,306,000 for the same period last year. In general, the increase in all categories of non-interest expense is attributable to the Company's rapid growth. The Company's efficiency ratio improved to 65.03% for the first quarter of fiscal 1999 compared to 73.89% for the same period last year. The conversion of the Company's computer system has been completed and has improved efficiencies in its community banking and mortgage banking lines of business.

         Salaries and employee benefits increased $541,000 or 11.47% to $5,256,000 for the first quarter of fiscal 1999 from $4,715,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $120,000 or 11.52% to $1,162,000 in the first quarter of fiscal 1999 from $1,042,000 for the same period last year. Federal insurance premiums increased $27,000 or 39.13% to $96,000 for the first quarter of fiscal 1999 from $69,000 for the same period last year.

         Miscellaneous expenses increased $276,000 or 17.91% to $1,817,000 for the first quarter of fiscal 1999 from $1,541,000 for the same period last year. This increase is due in part to increases in office supplies and telephone and communications fees due to the Company's expansion.


BALANCE SHEET ANALYSIS

Investment Securities

         During the first quarter of fiscal 1999, investment securities increased to $171,027,000 from $162,874,000 and $142,447,000 at March 31, 1998 and June 30, 1997, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at June 30, 1998, was comprised of $57,737,000 of investment securities held to maturity at amortized cost compared to $58,138,000 and $45,242,000 at March 31, 1998 and June 30, 1997,
respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $113,290,000 at June 30, 1998 compared to $104,736,000 and $97,205,000 at March 31, 1998 and
June 30, 1997, respectively. Investment securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $676,000 and $838,000 at June 30, 1998 and March 31, 1998, respectively.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at June 30, 1998, March 31, 1998 or June 30, 1997.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES


--------------------------------------------------------------------------------------
(dollars in thousands)                                  June 30,   March 31,  June 30,
                                                          1998        1998      1997
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                $ 36,188   $  36,188  $ 21,482
  Mortgage-backed securities                               4,603       5,010     6,261
  Corporate bonds                                          7,432       7,431     7,429
  Other debt securities                                    9,514       9,509    10,070
--------------------------------------------------------------------------------------
        Total                                           $ 57,737   $  58,138  $ 45,242
--------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                $ 31,648   $  16,068  $ 13,347
  Mortgage-backed securities                              67,104      70,626    63,387
  Corporate Bonds                                          2,023       2,037     2,005
  Other debt securities                                    3,656       3,795     4,010
  Equity securities - preferred stock                      8,859      12,210    14,456
--------------------------------------------------------------------------------------
         Total                                          $113,290   $ 104,736  $ 97,205
--------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                $ 67,836   $  52,256  $ 34,829
  Mortgage-backed securities                              71,707      75,636    69,648
  Corporate bonds                                          9,455       9,468     9,434
  Other debt securities                                   13,170      13,304    14,080
  Equity securities - preferred stock                      8,859      12,210    14,456
--------------------------------------------------------------------------------------
          Total                                         $171,027   $ 162,874  $142,447
--------------------------------------------------------------------------------------

Loan Portfolio and Concentration
LOAN PORTFOLIO MIX



                                         June 30,     % of Gross     March 31,     % of Gross    June 30,    % of Gross
(dollars in thousands)                     1998       Loans Recv       1998        Loans Recv      1997      Loans Recv
-------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                        $ 207,329          34.05%    $ 197,811          31.90%   $ 225,582          35.74%
    Acquisition & Development              39,474           6.48%       41,992           6.77%      34,829           5.52%
Real Estate - mortgage loans
    Non-Residential                        75,718          12.43%       82,261          13.26%      66,558          10.54%
    Residential                           180,740          29.68%      192,994          31.12%     199,356          31.58%
    Home equity and second mortgages       49,362           8.11%       46,218           7.45%      45,421           7.20%
-------------------------------------------------------------------------------------------------------------------------
Total real estate loans                 $ 552,623          90.75%    $ 561,276          90.50%   $ 571,746          90.58%
-------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
    Commercial                             17,609           2.89%    $  15,681           2.53%   $  12,876           2.04%
    Leases                                  8,101           1.33%        9,463           1.53%      16,493           2.61%
    Consumer and other                     30,606           5.03%       33,755           5.44%      30,076           4.77%
-------------------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans     $  56,316           9.25%    $  58,899           9.50%   $  59.445           9.42%
-------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable            $ 608,939         100.00%    $ 620,175         100.00%   $ 631,191         100.00%
-------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                       (88,799)                     (77,302)                    (82,538)
    Deferred fees and other unearned
         income                              (214)                        (636)                     (1,821)
    Reserves for loan losses               (6,732)                      (6,505)                     (5,761)
-------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                   $ 513,194                    $ 535,732                 $   541,071
=========================================================================================================================


Loan Portfolio and Concentration

         The loan portfolio has decreased $27,877,000 or 5.15% to $513,194,000 at June 30, 1998, compared to $541,071,000 at June 30, 1997.

         Construction and acquisition and development loans, including the undisbursed portion of loans in process, decreased $13,608,000 or 5.23% to $246,803,000 at June 30, 1998 from $260,411,000 at June 30, 1997. These loans represent 40.53% of gross loans receivable at June 30, 1998, remaining consistent when compared to 41.26% at June 30, 1997. Residential mortgage loans decreased $18,616,000 or 9.34% to $180,740,000 at June 30, 1998 from
$199,356,000 at June 30, 1997. Home equity and second mortgage loans increased $3,941,000 or 8.68% to $49,362,000 at June 30, 1998 from $45,421,000 at June 30,
1997. These loans represent 37.79% of gross loans receivable at June 30, 1998 remaining relatively stable compared to 38.78% at June 30, 1997.

         Non-residential mortgage loans increased to 12.43% of gross loans receivable at June 30, 1998 compared to 10.54% at June 30, 1997. Commercial loans represented 2.89% at June 30, 1998 compared to 2.04% at June 30, 1997. Consumer loans remained consistent at 5.03% when compared to 4.77% at June 30, 1997.

Non-Performing Assets

         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $517,000 or 3.47% to $15,421,000 at June 30, 1998 from $14,904,000 at March 31, 1998. Total problem assets as a percent of total assets increased to 1.38% at June 30, 1998 from 1.30% at March 31, 1998. At June 30, 1998, the Company had non-accrual loans of $10,564,000 compared to $7,948,000 at March 31, 1998. Interest income not recognized on these loans amounted to $199,000 during the first quarter of fiscal 1999 and $240,000 for the same period last year. In addition, at June 30, 1998, the ACC identified $1,948,000 of potential problem loans compared to $4,009,000 at March 31, 1998. Real estate owned decreased by $38,000 or 1.29% to $2,909,000 at June 30, 1998 from $2,947,000 at March 31, 1998.

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

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS


                                                June 30,     March 31,    June 30,
(dollars in thousands)                            1998          1998        1998
----------------------------------------------------------------------------------
 Non-accrual loans:
 Residential real estate-construction           $  2,335     $   1,127    $    728
 Residential real estate-mortgage                  5,572         4,026       3,301
 Commercial real estate                               --            24          --
 Commercial                                           61            --          23
 Commercial lease                                  2,045         2,054       2,396
 Installment                                         551           717         333
----------------------------------------------------------------------------------
 Total non-accrual                                10,564     $   7,948    $  6,781
----------------------------------------------------------------------------------
 Potential problem loans                           1,948         4,009       2,629
 Loans contractually delinquent 90
  days which still accrue interest                    --            --          --
 Troubled debt restructurings                         --            --          --
----------------------------------------------------------------------------------
 Total non-accrual and problem loans              12,512     $  11,957    $  9,410
----------------------------------------------------------------------------------
 Real estate owned, net                            2,909         2,947       2,268
----------------------------------------------------------------------------------
 Total problem assets                           $ 15,421     $  14,904    $ 11,678
----------------------------------------------------------------------------------
 Total problem assets/Total assets                  1.38%         1.30%       1.38%
----------------------------------------------------------------------------------
 Total problem assets/Loans receivable,
   net plus reserves                                2.97%         2.75%       2.14%
----------------------------------------------------------------------------------
 Reserve for loan losses/Total
   Problem assets                                  43.65%        43.65%      49.33%
----------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE


At June 30, 1998                         Residential
                                       ---------------     Comm'l                                             % of Total
(dollars in thousands)                 Const      Mtgs    R-Estate  Comm'l  Leases    Installment   Total      Location
------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                               $  946    $3,427     $    --   $   36  $2,045    $  551      $ 7,005        43.78%
Augusta                                  188       842          --      --      --        --        1,030         6.44%
Jacksonville                              --       132          --      --      --        --          132         0.82%
St. Augustine                            563        20          --      25      --        --          608         3.80%
Savannah                                  64        --          --      --      --        --           64         0.40%
Charlotte                                268        --          --      --      --        --          268         1.67%
Hinesville                                --       120          --      --      --        --          120         0.75%
Warner Robins                            152        --          --      --      --        --          152         0.95%
All other locations                      154     1,031          --      --      --        --        1,185         7.41%
-----------------------------------------------------------------------------------------------------------------------
   Total non-accrual                   2,335     5,572          --      61   2,045       551       10,564        66.02%
-----------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                1,148        --         555      84     161        --        1,948        12.17%
-----------------------------------------------------------------------------------------------------------------------
   Total potential problem loans       1,148        --         555      84     161        --        1,948        12.17%
-----------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                  293        92         679      --      --        --     1,064            6.65%
Augusta                                   --        87          --      --      --        --        87            0.55%
Hinesville                               800        --          73      --      --        --       873            5.46%
Warner Robins                            156        --          --      --      --        --       156            0.97%
Aiken                                     63       358          --      --      --        --       421            2.63%
All other locations                      507       381          --      --      --        --       888            5.55%
----------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)          1,819       918         752      --      --        --     3,489           21.81%
----------------------------------------------------------------------------------------------------------------------
Total problem assets by type          $5,302    $6,490     $1,307    $  145  $2,206    $  551   $16,001         100.00%
----------------------------------------------------------------------------------------------------------------------
% of total problem assets by type      33.13%    40.56%       8.17%   0.91%  13.79%     3.44%   100.00%
------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $579,858; real estate owned, net equals $2,909,308


Concentrations to Single Borrowers

         The Bank has credit exposure, to one company, of $1,775,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. The trustee has made settlement offers to the Bank which have been declined.

         In addition, one borrower in Atlanta, Georgia has non-accrual loans of $938,000 consisting of $274,000 of construction loans and a $664,000 acquisition and development loan. The borrower has filed for bankruptcy protection and has filed a repayment plan with the trustee. The repayment plan has been accepted by the Bank and approved by the trustee. Under the plan the Bank expects to receive repayment of all unpaid principal, accrued interest and attorney's fees.

Loan Impairment

         At June 30, 1998, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, increased $262,000 or 14.69% to $2,045,000 from $1,783,000 at March 31, 1998 and increased $248,000 or 13.80% from $1,797,000 at June 30, 1997. At June 30, 1998,
March 31, 1998 and June 30, 1997 all impaired loans were on a non-accrual basis. At June 30, 1998, the valuation allowance related to these impaired loans was $673,000 compared to $455,000 at March 31, 1998 and $459,000 at June 30, 1997,
respectively. At June 30, 1998, March 31, 1998 and June 30, 1997, all impaired loans had a related loan loss reserve. For the first quarter of fiscal 1999, the average recorded investment in impaired loans was $2,045,000 compared to $1,784,000 and $1,791,000 for the quarters ending March 31, 1998 and June 30, 1997, respectively.

The Company uses either the cash or cost recovery method to record cash receipts on impaired loans that are on non-accrual. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectability of the total principal is not in doubt. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

Reserve for Loan Losses

         The Company set aside $627,000 and $717,000, respectively, of additional reserves for possible loan losses during the first quarters of fiscal 1999 and 1998. At June 30, 1998, reserves represented 1.25% of outstanding average loans receivable, net during the period, increasing from 1.19% at March 31, 1998. Net charge-offs during the first quarter of 1999, were $400,000 versus $387,000 during the quarter ending March 31, 1998. In the first quarter of 1999, net charge-offs represented 0.07% of outstanding average loans receivable, net, remaining stable when compared to the quarter ending March 31, 1998. Loan loss reserves totaled $6,732,000 and $6,505,000 at June 30, 1998 and March 31, 1998,
respectively. Loan loss reserves to total problem assets remained constant at 43.65% at June 30, 1998 and at March 31, 1998. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES





(dollars in thousands)                                                 June 30, 1998    March 31, 1998   June 30, 1997
                                                                       -------------    --------------   -------------
Reserve for loan losses, beginning of quarter                            $  6,505          $  6,265        $  5,198
  Charge-offs:
    Real estate - construction                                                 --                16              49
    Real estate - mortgage                                                    181               180              92
    Consumer                                                                  266               237              43
    Commercial                                                                 13                71              27
    Commercial leases                                                          16                --              --
-------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                     476               504             211
  Recoveries                                                                   76               117              57
-------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                             400               387             154
  Provision for loan losses                                                   627               627             717
-------------------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of quarter                                $  6,732          $  6,505        $  5,761
-------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period              $539,228          $544,916        $517,867
-------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net                  0.07%             0.07%           0.03%
-------------------------------------------------------------------------------------------------------------------
  Reserves to average loans receivable, net                                  1.25%             1.19%           1.11%
-------------------------------------------------------------------------------------------------------------------




Investment in Real Estate

         The Company's investment in real estate decreased $1,008,000 since March 31, 1998 and increased $709,000 since June 30, 1997. The Company currently has five real estate projects in the Atlanta market.

Deposits

         Deposits are the Company's primary funding source. Total deposits increased by $19,032,000 or 2.44% to $798,007,000 from $778,975,000 at March 31,
1998. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fifteen branches in Atlanta. The growth in deposits was primarily in certificates of deposits which grew 4.12% to $577,115,000 at June 30, 1998 from $554,273,000 at March 31, 1998. Demand deposits including non-interest -bearing, interest bearing, savings, and money market accounts were 27.68% of the Company's deposits at June 30, 1998. The weighted average interest rate on deposits increased to 5.03% at June 30, 1998 from 4.85% at March 31, 1998 and June 30, 1997.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix


                                               June 30,      March 31,     June 30,
(dollars in thousands)                           1998           1998         1997
                                               ------------------------------------
Demand deposits:
  Non-interest--bearing deposits              $ 32,100      $  61,070     $ 28,174
  Interest-bearing deposits                     103,433         86,360       54,361
  Money market accounts                          46,581         38,862       22,039
  Savings accounts                               38,778         38,410       44,234
                                               ------------------------------------
                                                220,892        224,702      148,808
                                               ------------------------------------

Time deposits:
  Maturity one year or less                     420,819        411,179      313,231
  Maturity greater than one year through
    two years                                    63,942         47,590       39,067
  Maturity greater than two years through
    three years                                  29,360         36,533       39,743
  Maturity greater than three years              62,994         58,971       38,264
                                               ------------------------------------
         Total time deposits                    577,115        554,273      430,305
                                               ------------------------------------
               Total deposits                  $798,007      $ 778,975     $579,113
                                               ------------------------------------

         The weighted average interest rate on time deposits at June 30, 1998, March 31, 1998 and June 30, 1997 was 5.92%, 5.94% and 5.83%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:


                                                June 30,     March 31,    June 30,
(dollars in thousands)                           1998         1998         1997
                                               ------------------------------------
  Interest-bearing deposits                    $    960      $     692     $    292
  Money market accounts                             435            371          150
  Savings accounts                                  237            256          281
  Time deposits                                   8,768          6,811        6,074
                                               ------------------------------------
  Total                                        $ 10,400      $   8,130     $  6,797
                                               ------------------------------------

Borrowings

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At June 30, 1998, advances were $160,100,000 compared to $217,835,000 at March 31, 1998. At June 30, 1998, the
weighted average interest rate on these borrowings was 5.82% compared to 5.88% at March 31, 1998.

Liquidity and Capital Resources

Liquidity Management

         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. The Company has experienced significant growth in both assets and deposit accounts. Increases in deposits provide a significant portion of the Company's cash flow needs and continues to provide a relatively stable, low cost source of funds. The Company's other primary funding source is provided by advances from the Federal Home Loan Bank. At June 30, 1998, advances stood at $160,100,000. The liquidity requirement may vary from time to time (between 4 percent and 10 percent) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4 percent of the liquidity base at the end of the preceding calendar quarter. At June 30, 1998, the Company's liquidity ratio was 4.67%. At June 30, 1998, the Company had commitments to originate loans of approximately $32,864,000. The Company had commitments to sell mortgage loans of approximately $79,138,000 at June 30, 1998.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle, and consolidated all real estate lending activities into this business unit. This business unit generates revenues by originating construction loans and permanent mortgage loans. Substantially all fixed rate permanent mortgage and SBA loans are sold to investors. Permanent mortgage loan originations increased 146.21% to $378,451,000 for the first quarter of fiscal 1999 compared to $153,708,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB.

Cash Flows from Operating Activities

         For the first three months of fiscal 1999, the Company used cash from operating activities of $5,401,000 compared to $2,564,000 for the same period last year. The primary reason for this is fluctuations in timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first quarter of fiscal 1999, the Company originated $378,451,000 of loans held for sale and sold $372,659,000 of loans held for sale. This resulted in a $5,792,000 use of cash. This compares to the same quarter last year, when the Company originated $153,708,000 of loans held for sale and sold $157,373,000 of loans held for sale.

Cash Flows from Investing Activities

         During the first three months of fiscal 1999, cash provided by investing activities was $17,905,000 compared to $18,407,000 used for the same quarter last year. Loan originations net of repayments represented 131.99% of cash provided or $23,632,000 compared to 139.72% or $25,718,000 used for the same period in fiscal 1998. For the first quarter of fiscal 1999, the Company purchased securities available for sale of $17,500,000 compared to $1,000,000 for the same period last year. Proceeds from sales of securities available for sale for the first three months of fiscal 1999 provided cash of $2,258,000 and proceeds from calls of securities available for sale and proceeds from maturities of investment securities held to maturity provided $994,000 and $1,000,000, respectively. Comparatively, for the first quarter of fiscal 1998, the Company received proceeds from calls of securities available for sale of $1,500,000, proceeds of maturities of securities available for sale of $500,000 and proceeds of investment securities held to maturity of $6,300,000. In addition, the Company redeemed $2,256,000 of FHLB stock while purchasing $508,000 in the first three months of fiscal 1999 compared to redemptions of $86,000 and purchases of $839,000 in the same period last year.

Cash Flows from Financing Activities

         Cash used in financing activities during the first quarter of fiscal 1999, was $26,569,000 compared to cash provided by of $31,201,000 during same quarter last year. Repayments of FHLB advances and other borrowings provided the most significant increase in cash used in financing activities. The Company borrowed $239,460,000 and repaid $282,403,000 during the first three months of fiscal 1999. This compares to borrowings of $76,670,000 and repayments of $66,417,000 during the same period last year. The Company's deposits increased by $19,032,000 during the first quarter of fiscal 1999. The increase is comprised of $22,842,000 of time deposits and a decrease of $3,810,000 in demand deposits. Comparatively, for the same quarter last year, deposits increased $21,389,000 comprised of $18,602,000 in time deposits and $2,787,000 in demand deposits. The Company paid cash dividends to its shareholders of $861,000 and $849,000 for the first three months of fiscal 1999 and 1998, respectively.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At June 30, 1998, the Bank was classified as "adequately capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1998, the Bank paid a dividend in the form of loans to the Company in the amount of $10,525,000, which were then contributed to the Company's subsidiary Eagle Bancshares Capital Group. EBCG was formed in December 1997 to serve the Bank's growing base of small-and-medium sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources.

REGULATORY CAPITAL


--------------------------------------------------------------------------------------------------------
At June 30, 1998                   Regulatory                Required                   Excess
(dollars in thousands)                Capital       %         Capital      %           Capital       %
--------------------------------------------------------------------------------------------------------
June 30, 1998
Risk-based ratios:
  Tier 1 capital                      $53,884      8.17       $26,369     4.00         $27,515      4.17
  Total capital                       $59,873      9.08       $52,737     8.00         $ 7,136      1.08
Tier 1 leverage                       $53,884      4.98       $43,308     4.00         $10,576      0.98
Tangible equity                       $53,884      4.72       $17,130     1.50         $36,754      3.22
--------------------------------------------------------------------------------------------------------
March 31, 1998
  Tier 1 capital                     $51,173      7.47       $27,392     4.00         $23,781      3.47
  Total capital                      $56,885      8.31       $54,785     8.00         $ 2,100      0.31
Tier 1 leverage                      $51,173      4.59       $44,553     4.00         $ 6,620      0.59
Tangible equity                      $51,173      5.91       $12,988     1.50         $38,185      4.41
--------------------------------------------------------------------------------------------------------
June 30, 1997
  Tier 1 capital                     $52,796      9.33       $22,624     4.00         $30,172      5.33
  Total capital                      $58,264     10.30       $45,248     8.00         $13,016      2.30
Tier 1 leverage                      $52,796      6.41       $32,962     4.00         $19,834      2.41
Tangible equity                      $52,796      6.55       $12,083     1.50         $40,713      5.05
--------------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In November 1992, the Bank acquired certain assets from the Resolution Trust Corporation, which included four mortgage loan origination facilities. The Bank then entered into an Operating Agreement (the "Agreement") with two individuals and a corporation controlled by them (collectively, the "Plaintiffs"), to form the Prime Lending Division ("Prime"). Under the Agreement, the individual Plaintiffs became employees of the Bank and plaintiffs' compensation was to include a percentage of the net profits to be calculated after allocating expenses and overhead to Prime. In mid-1997, a disagreement arose with respect to the allocation of expenses to Prime, which led to the filing by Plaintiffs of a lawsuit on December 5, 1997 alleging the Bank had improperly calculated the profits due them under the Agreement since April 1997. In January 1998, the Bank terminated the Agreement with the Plaintiffs "for cause". The Bank also maintains that its calculation of the profits and losses was proper.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (11)  Computation of per share earnings
         (27)  Financial Data Schedule (for SEC Use Only).
         Reports on Form 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EAGLE BANCSHARES, INC.
                                                    (Registrant)


Date:  August 14, 1998                      /s/ Conrad J. Sechler, Jr.
                                            --------------------------
                                           Conrad J. Sechler, Jr.
                                           Chairman of the Board, President and
                                           Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  August 14, 1998                      /s/Richard B. Inman, Jr.
                                            ------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer




Date:  August 14, 1998                      /s/ Conrad J. Sechler, Jr.
                                            --------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President




Date:  August 14, 1998                      /s/ LuAnn Durden
                                            ----------------
                                            LuAnn Durden
                                            Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                                                                     Page No.
------                     -----------                                                                     --------

11                         Computation of per share earnings                                                     29

27                         Financial Data Schedule (for SEC Use Only).

                                       28