Form 10-Q
period 1998-09-30
EAGLE BANCSHARES INC
filed 1998-11-16
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from               to
                               ---------------  --------------
 Commission file number  0-14379
                         -------

                             EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
          Georgia                                                 58-1640222
          ------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

4305 Lynburn Drive, Tucker, Georgia                                   30084-4441
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

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
Yes     No     NOT APPLICABLE
    ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             Class               Outstanding at October 31, 1998
        -----------------   ------------------------------------
        Common Stock, $1.00 Par Value         5,721,514 shares
                           Index of Exhibit on Page 34

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                             Number

PART I.  Financial Information

         Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at
                  September 30, 1998 and March 31, 1998                                                           3

                  Consolidated Statements of Income
                  Three and Six months ended September 30, 1998 and 1997                                          4

                  Consolidated Statements of Cash Flows -
                  Six months ended September 30, 1998 and 1997                                                    5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            12

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     31

                  Item 2.  Changes in Securities                                                                 31

                  Item 3.  Defaults upon Senior Securities                                                       31

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   32

                  Item 5.  Other Information                                                                     32

                  Item 6.  Exhibits and Reports on Form 8-K                                                      32

                  Signatures                                                                                     33

                  Index of Exhibits                                                                              34

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                                                  SEPTEMBER 30,         March 31,
(dollars in thousands except per share data)                                                          1998                1998
ASSETS:
  Cash and amounts due from banks                                                                 $    20,891          $   34,022
  Federal funds sold                                                                                       --                 660
  Accrued interest receivable                                                                           8,161               7,301
  Securities available for sale                                                                       193,349             104,736
  Investment securities held to maturity                                                               48,804              58,138
  Loans held for sale                                                                                 368,318             332,592
  Loans receivable, net                                                                               521,271             535,732
  Investment in real estate                                                                            31,045              27,595
  Real estate acquired in settlement of loans, net                                                      2,462               2,947
  Stock in Federal Home Loan Bank, at cost                                                             11,377              10,892
  Premises and equipment, net                                                                          21,158              21,868
  Deferred income taxes                                                                                 3,659               3,953
  Other assets                                                                                         12,145               9,047
                                                                                                   ------------------------------
          Total assets                                                                             $1,242,640          $1,149,483
                                                                                                   ------------------------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                         $  773,587          $  778,975
  Federal Home Loan Bank advances and other borrowings                                                308,400             240,855
  Advance payments by borrowers for property taxes and insurance                                        3,190               5,477
  Drafts outstanding                                                                                   33,904              30,716
  Guaranteed preferred beneficial interests in the Company's subordinated debentures -
     (Trust preferred securities)                                                                      28,750                   -
  Accrued expenses and other liabilities                                                               17,389              18,758
                                                                                                   ------------------------------
          Total liabilities                                                                        $1,165,220          $1,074,781
                                                                                                   ------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized, 6,111,564 and
    6,037,100 shares issued at September 30 and March 31, 1998, respectively                            6,111               6,037
  Additional paid-in capital                                                                           38,075              37,336
  Retained earnings                                                                                    35,624              32,028
  Accumulated other comprehensive income                                                                1,241                 838
  Employee Stock Ownership Plan note payable                                                           (1,916)               (165)
  Unamortized restricted stock                                                                           (237)               (296)
  Treasury stock, 324,050 and 301,800 shares at cost, at September 30 and
     March 31, 1998, respectively                                                                      (1,478)             (1,076)
          Total stockholders' equity                                                                   77,420              74,702
                                                                                                   ------------------------------
          Total liabilities and stockholders' equity                                               $1,242,640          $1,149,483
                                                                                                   ------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,                SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998          1997          1998          1997
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                             $18,285      $ 14,731       $36,642      $ 28,788
   Interest on mortgage-backed securities                                          1,283         1,269         2,554         2,568
   Interest on securities and other interest-earning assets                        1,742         1,474         3,548         3,155
----------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                   21,310        17,474        42,744        34,511
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                           10,281         7,347        20,681        14,144
   Interest on FHLB advances and other borrowings                                  2,726         2,219         5,732         4,662
   Interest on trust preferred securities                                            434            --           434            --
----------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                  13,441         9,566        26,847        18,806
----------------------------------------------------------------------------------------------------------------------------------

   Net interest income                                                             7,869         7,908        15,897        15,705
PROVISION FOR LOAN LOSSES                                                            627           600         1,254         1,317
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                             7,242         7,308        14,643        14,388
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Mortgage production fees                                                        4,690         2,079         7,909         4,120
   Gain on sale of investment in real estate                                         162           405         1,091           631
   Real estate commissions, net                                                      241            87           414           193
   Rental income                                                                     173           172           346           338
   Service charges                                                                   481           506         1,051           994
   Gain/(loss) on sale of investment securities available for sale                   202           (51)          469           (51)
   Gain on sale of loans                                                              24            --            24            16
   Gain on sale of fixed assets                                                        5            --           152             3
   Miscellaneous                                                                     703           402         1,640           800
----------------------------------------------------------------------------------------------------------------------------------
          Total other income                                                       6,681         3,600        13,096         7,044
----------------------------------------------------------------------------------------------------------------------------------

 NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                  5,189         4,809        10,445         9,524
   Net occupancy expense                                                           1,355         1,052         2,517         2,094
   Data processing expense                                                           601           461         1,165         1,009
   Federal insurance premium                                                         161            70           257           139
   Marketing expense                                                                 495           160           991           431
   Provision for losses on real estate acquired in the settlement of loans            --           170            --           290
   Miscellaneous                                                                   2,391         1,845         4,208         3,386
----------------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                                    10,192         8,567        19,583        16,873
----------------------------------------------------------------------------------------------------------------------------------

   Income before income taxes                                                      3,731         2,341         8,156         4,559
INCOME TAX EXPENSE                                                                 1,260           618         2,705         1,276
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                     $ 2,471      $  1,723       $ 5,451      $  3,283
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                                $   .42      $    .30       $   .94      $    .58
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - DILUTED                                              $   .41      $    .30       $   .91      $    .56
----------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.,
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)
Six Months ended September 30,                                                         1998            1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   5,451       $   3,283
Adjustments to reconcile net income to net cash used in operating
   Activities:
   Depreciation, amortization and accretion                                             1,240            (233)
   Provision for loan losses                                                            1,254           1,317
   Provision for losses on real estate acquired in settlement of loans                     --             290
   (Gain)/loss on sale of investments                                                    (469)             51
   (Gain)/loss on sale of real estate acquired in settlement of loans                    (107)             13
   Gain on sale of investment in real estate                                           (1,091)           (631)
   Gain on sale of loans                                                                  (24)            (16)
   Gain on sale of premises and equipment                                                (152)             (3)
   Amortization of restricted stock                                                        59              14
   Deferred income tax benefit/(expense)                                                   49            (330)
   Proceeds from sale of loans held for sale                                          731,821         320,007
   Originations of loans held for sale                                               (767,547)       (343,049)
   Changes in assets and liabilities:
     Increase in accrued interest receivable                                             (860)            (49)
     (Increase)/decrease in other assets                                               (3,236)          1,683
     Increase (decrease) in drafts outstanding                                          3,188         (10,929)
     Decrease in accrued expense and other liabilities                                 (1,433)         (2,261)
-------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                          (31,857)        (30,843)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                      (114,004)         (1,000)
     Proceeds from sale of securities available for sale                                9,441              --
     Purchases of investment securities held to maturity                                   --         (13,000)
     Principal payments received on securities available for sale                       9,249           2,786
     Principal payments received on investment securities held to maturity              1,335             891
     Proceeds from calls of securities available for sale                               6,249           3,923
     Proceeds from calls of investment securities held to maturity                      8,000          10,000
     Proceeds from maturities of securities available for sale                          1,501           1,000
     Proceeds from maturities of investment securities held to maturity                    --           6,300
     Loan originations, net of repayments                                              15,695         (31,883)
     Purchases of loans receivable                                                         --            (569)
     Proceeds from sale of real estate acquired in settlement of loans                    976             212
     Purchases of FHLB stock                                                           (4,570)         (2,486)
     Redemption of FHLB stock                                                           4,085           1,754
     Proceeds from sales of premises and equipment                                        535             162
     Purchase of premises and equipment                                                  (794)         (2,618)
     Additions to investment in real estate                                            (7,802)         (5,234)
     Proceeds from sale of investment in real estate                                    2,681           1,196
-------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                        $ (67,423)      $ (28,566)
-------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Six Months ended September 30,                                                1998            1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                              $ (15,154)      $  28,117
  Net change in demand deposit accounts                                        9,766           9,274
  Repayment of FHLB advances and other borrowings                           (467,980)       (166,221)
  Proceeds from FHLB advances and other borrowings                           535,525         187,382
  Increase in ESOP debt                                                       (1,916)             --
  Principal reduction of ESOP debt                                               165              --
  Issuance of trust preferred securities                                      28,750              --
  Repurchase of common stock                                                    (402)             --
  Proceeds from exercise of stock options                                        813              73
  Cash dividends paid                                                         (1,791)         (1,699)
  Decrease in advance payments from borrowings for
    Property taxes and insurance                                              (2,287)             (7)
----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                  85,489          56,919
----------------------------------------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (13,791)         (2,490)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             34,682          25,875
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  20,891       $  23,385
----------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
   Interest                                                                $  30,122       $  18,528
   Income taxes                                                            $   6,866       $   2,664
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                       $     678       $   1,035
   Loans made to finance real estate acquired in settlement of loans       $     294       $     102
   Loans made to finance sales of investments in real estate               $   2,718       $   1,324
   Dividends payable                                                       $     926       $     850

Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 1998

A. Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engaged in banking, mortgage banking and real estate activities. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA") and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B. Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1998, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

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

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three months period ended September 30, 1998 and 1997, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

COMPUTATION OF PER SHARE EARNINGS
(dollars in thousands except per share data)        THREE MONTHS ENDED
                                         SEPT. 30, 1998       Sept. 30, 1997
                                         -----------------------------------
Basic
-----
Net income                                    $2,471              $1,723
                                         -----------------------------------

Average common shares                          5,788               5,666
                                         -----------------------------------

Earnings per common share - basic             $ 0.42              $ 0.30
                                         -----------------------------------

Diluted

Net income                                    $2,471              $1,723
                                         -----------------------------------

Average common shares - basic                  5,788               5,666
Incremental shares outstanding                   167                 165
Average common shares - diluted                5,955               5,831
                                         -----------------------------------

Earnings per common share - diluted           $ 0.41              $ 0.30
                                         -----------------------------------

Below is a reconciliation for the six months period ended September 30, 1998 and 1997, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

 (dollars in thousands except per share data)   SIX MONTHS ENDED
                                      SEPT. 30, 1998       Sept. 30, 1997
                                      -----------------------------------
Basic

Net income                               $5,451                 $3,283
                                         ------                 ------

Average common shares                     5,788                  5,666
                                         ------                 ------

Earnings per common share - basic        $ 0.94                 $ 0.58
                                         ------                 ------

Diluted

Net income                               $5,451                 $3,283
                                         ------                 ------

Average common shares - basic             5,788                  5,666
Incremental shares outstanding              183                    172
Average common shares - diluted           5,971                  5,838
                                         ------                 ------

Earnings per common share - diluted      $ 0.91                 $ 0.56
                                         ------                 ------

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

Comprehensive income for the first three and six months of fiscal year 1999 and 1998 is calculated as follows: (dollars in thousands)

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       ---------------------------------------------------
                                                                       SEPT. 30,     Sept. 30,     SEPT. 30,     Sept. 30,
                                                                         1998          1997          1998          1997
                                                                       ---------------------------------------------------
Unrealized gains (net) recognized in Other comprehensive income:
  Before income tax                                                     $  910        $  265        $  648        $2,642
   Income tax                                                              345           154           245           844
  Net of income tax                                                     $  565        $  111        $  403        $1,798

Amounts reported in net income:
  Gain/(loss) on sale of securities                                     $  202        $  (51)       $  469        $  (51)
  Net amortization (accretion)                                              36            18            67            18
                                                                       ---------------------------------------------------
  Reclassification adjustment                                              238           (33)          536           (33)
  Income tax (expense)/benefit                                             (90)           19          (204)           11
                                                                       ---------------------------------------------------
  Reclassification adjustment, net of tax                                  148           (14)          332           (22)
Amounts reported in other comprehensive income:
  Unrealized (loss)/gain arising during period, net of tax                 723            97           761         1,766
  Reclassification adjustment, net of tax                                  148           (14)          332           (22)
                                                                       ---------------------------------------------------
    Unrealized (loss)/gain (net) recognized in
    Other comprehensive income                                             565           111           403         1,798
Net income                                                               2,471         1,723         5,451         3,283
                                                                       ---------------------------------------------------
Total comprehensive income                                              $3,036        $1,834        $5,854        $5,081
                                                                       ---------------------------------------------------

F. Year 2000

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four-digits, to indicate the year. These computer systems will be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems, or any particular industry or field. Year 2000 issues will potentially affect every system that has an embedded microchip containing this flaw, such as alarm systems, vaults and elevators.

          The Company has developed a comprehensive business plan to manage Year 2000 issues. The plan is monitored by the Board of Directors. The Company established Team2000, a group of employees and mission critical vendors to address the Year 2000 issues. The Company depends on service providers and vendors who provide equipment, technology and software to it in connection with its business operations. Team2000 is responsible for ensuring that its in-house processing, service providers, and software vendors are fully compliant with the year 2000 requirements. The Company is in constant dialogue with key service providers and is performing due diligence over their remediation and testing efforts. All computer hardware and software testing, renovation and upgrades are on target and will be substantially complete by December 31, 1998. The Company is developing a contingency plan for each system or service, should Year 2000 compliance not be achieved for all mission critical service providers and vendors by the December 31, 1998 deadline. As of September 30, 1998, the Company has incurred approximately $500,000 in expenses related to the Year 2000 requirements. The Company estimates the total cost associated with Year 2000 issues will be approximately $600,000. The Company has identified and developed plans for all mission critical applications; however, additional expenses may be incurred if problems are encountered which were not previously identified. The ability of the Company to compete successfully in its markets may depend on the extent to which it is able to exploit technological changes and test and modify it systems as required to meet the challenges of the year 2000. There can be no assurance that the development of these or any other new technologies or the Company's success or failure in anticipating or responding to such developments will materially affect the Company's business, financial condition and operating results.

         In addition, the Company is responsible for evaluating the level of Year 2000 compliance of material customers including, funds takers, funds providers and capital market/asset management counterparties. Customers representing material Year 2000 related risk have been identified and contacted. The Company is in the final stages of evaluating and assessing these customers' level of preparedness as related to the Year 2000 issues. Once the individual and aggregate risk to the Company is evaluated, management will develop and implement appropriate controls to manage and mitigate any risk.

G.  Recent Accounting Pronouncements

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

H.   Trust Preferred Securities

         On July 29, 1998, the Company closed a public offering of 1,150,000 of Trust Preferred Securities offered and sold by EBI Capital Trust I ("the Trust"), having a liquidation amount of $25.00 each. The Company owns all assets of the Common Securities of the Trust. The Trust's sole assets are the subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities. Total proceeds to the Company from the offering were $28,750,000. The Company contributed $11,000,000 to the Bank to increase the Bank's capital ratios to support growth, for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well capitalized". The Bank used these proceeds to increase its investment securities available for sale portfolio. Additionally, approximately $4,300,000 was used to repay existing debt associated with the Company's real estate investment Rivermoore Park, LLP and to invest in investment grade preferred securities, held as available for sale by the holding company, of approximately $3,500,000. The remainder of the net proceeds will be used for general corporate purposes.

I.  Treasury Stock

         During the second quarter of fiscal 1999, the Company' Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of September 30, 1998, the Company has repurchased 22,250 shares with a cost of approximately $402,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)                                                               % Change
                                                                   QUARTER ENDED                      Sept. 30, 1998 from
                                                    SEPT. 30,        June 30,        Sept. 30,       June 30,     Sept. 30,
For the quarter:                                      1998             1998            1997            1998         1997
                                                   ------------------------------------------------------------------------
Net income                                         $    2,471        $   2,980       $  1,723         (17.08)       43.41
Per common share:
  Net income per common share - basic                    0.42             0.52           0.30         (19.23)       40.00
  Net income per common share - diluted                  0.41             0.50           0.30         (18.00)       36.67
  Dividends declared                                     0.16             0.16           0.15             --         6.67
  Book value per share                                  13.38            13.36          12.59           0.15         6.27
  Average common shares outstanding - basic             5,788            5,763          5,666           0.43         2.15
  Average common shares outstanding - diluted           5,955            5,961          5,831          (0.10)        2.13

Profitability ratios: (%)
  Return on average assets                               0.85%            1.04%          0.81%        (18.27)        4.94
  Return on average equity                              13.03            16.14           9.68         (19.27)       34.61
  Efficiency ratio                                      70.05            65.03          74.45           7.72        (5.91)
  Net interest margin - taxable equivalent               3.02             3.06           4.20          (1.31)      (28.10)
  Equity to assets                                       6.23             6.92           8.17          (9.97)      (23.75)
At quarter end:
  Loans held for sale                              $  368,318       $  338,384       $ 85,924           8.85       328.66
  Loans receivable, net                               521,271          513,194        548,615           1.57        (4.98)
  Reserve for loan losses                               7,184            6,732          6,004           6.71        19.65
  Assets                                            1,242,640        1,120,232        872,706          10.93        42.39
  Deposits                                            773,587          798,007        595,115          (3.06)       29.99
  FHLB advances and other borrowings                  308,400          197,912        174,966          55.83        76.26
  Stockholders' equity                                 77,420           77,551         71,343          (0.17)        8.52


                                SIX MONTHS ENDED
                               SEPT. 30, Sept. 30,

For the six months:                                    1998           1997      % Change
                                                      ----------------------------------
Net income                                            $5,451         $3,283      66.04
Per common share:
  Net income per common share - basic                   0.94           0.58      62.07
  Net income per common share - diluted                 0.91           0.56      62.50
  Dividends declared                                    0.32           0.30       6.67
  Average common shares outstanding - basic            5,788          5,666       2.15
  Average common shares outstanding - diluted          5,971          5,838       2.28

Profitability ratios: (%)
  Return on average assets                              0.95           0.78      21.79
  Return on average equity                             14.56           9.32      56.22
  Efficiency ratio                                     67.54          74.17      (8.93)
  Net interest margin - taxable equivalent              3.04           4.21     (27.79)

Overview

         The Company's net income for the second quarter of fiscal 1999 increased $748,000 or 43.41% to $2,471,000 or $.41 per diluted share, compared to $1,723,000 or $.30 per diluted share for the same quarter last year. Net income for the current six month period increased $2,168,000 or 66.04% to $5,451,000 or $.91 per diluted share, compared to $3,283,000 or $.56 per diluted share for the same period last year. The increase is primarily attributable to an improvement in mortgage banking fees.

Earnings Highlights
(Six-month period September 30, 1998 compared to the six-month period ended September 30, 1997)
- Non-interest income increased $6,052,000 or 85.92% to $13,096,000 compared to the same period last year. Mortgage production fees is the main contributor to the increase.
- Return on average equity was 14.56%, compared to 9.32% for the same period one year ago.
- Return on average assets was .95% for the current period, compared to .78% for the six month period last year.
- The efficiency ratio improved to 67.54% compared to 74.17% for the same period one year ago.
- Non-interest expense increased 16.06% or $2,710,000 to $19,583,000 compared to the same period one year ago.

Net Interest Income
         Net interest income decreased by $39,000 or 0.49% to $7,869,000 in the second quarter of fiscal 1999 from $7,908,000 for the same quarter last year. Quarterly net interest income remained flat primarily due to a decline in the net interest margin.

         Net interest income increased by $192,000 or 1.22% to $15,897,000 during the first half of fiscal 1999 from $15,705,000 for the same period last year. This increase is the result of growth in interest earning assets primarily through loan originations.

Non-Interest Income
         Non-interest income increased by $3,081,000 or 85.58% to $6,681,000 for the second quarter of fiscal 1999 from $3,600,000 for the same period last year. In addition, non-interest income increased by $6,052,000 or 85.92% to $13,096,000 for the first half of fiscal 1999 from $7,044,000 for the same period last year.

Credit Quality
         Total problem assets were $15,373,000 at September 30, 1998, or 1.24% of total assets, compared to 1.30% on March 31, 1998. The reserve for loan losses totaled $7,183,000 at quarter end or 46.73% of problem assets, compared to $6,004,000 or 41.56% one year earlier. During the quarter, the provision for loan losses was $627,000, which exceeded net charge-offs of $175,000. Net charge-offs for the quarter equaled 0.03% of average loans, a decrease when compared to 0.07% for the same quarter last year.

Capital Strength
         Total shareholders' equity was $77,420,000 on September 30, 1998 or 6.23% of period-end assets, compared to 8.17% on September 30, 1997. Book value per common share rose to $13.38 at the end of the quarter from 12.59% at September 30, 1997.

EARNINGS ANALYSIS

Net Interest Income - Quarterly Analysis

         Net interest income decreased by $39,000 or 0.49% to $7,869,000 in the second quarter of fiscal 1999 from $7,908,000 for the same quarter last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) declined 141 basis points to 2.66% from 4.07% in the same period last year. This decrease resulted from the decline in the yield on the Company's loan portfolio. Yield on interest-earning assets decreased 115 basis points to 8.07% from 9.22% while the cost of interest-bearing liabilities increased 26 basis points to 5.41% from 5.15%. During a period of declining interest rates, the yield on interest-earning assets declines more immediately while the reduction in the cost of the Company's interest-bearing liabilities is slower to take effect. The Company anticipates the spread will show a moderate improvement in the future as the decrease in interest rates reduces the cost of interest-bearing liabilities.

         Interest income received on loans increased $3,554,000 or 24.13% to $18,285,000 for the second quarter of fiscal 1999 from $14,731,000 in fiscal 1998. The increase in interest received on loans was primarily attributable to originations of conforming single family loans held for sale. While higher originations of loans held for sale increased the Company's interest income, the yield on the loan portfolio declined 141 basis points to 8.27% for the quarter compared to 9.68% in the same quarter last year. Interest received on mortgage-backed securities increased $14,000 or 1.10% to $1,283,000 for the second quarter of fiscal 1999 from $1,269,000 in the second quarter of fiscal 1998. Interest received on securities increased $268,000 or 18.18% to $1,742,000 in fiscal 1999 from $1,474,000 in the prior period.

         Interest expense increased $3,875,000 or 40.51% to $13,441,000 for the second quarter of fiscal 1999 from $9,566,000 in the second quarter of fiscal 1998. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $2,934,000 or 39.93% to $10,281,000 from $7,347,000 in the same period in the prior year. The cost of deposits increased 34 basis points to 5.32% during the quarter from 4.98% in the prior period. Interest expense on FHLB advances and other borrowings also increased $507,000 or 22.85% to $2,726,000 for the second quarter of fiscal 1999 from $2,219,000 in the second quarter of fiscal 1998. The Bank's cost of FHLB advances and other borrowings decreased 38 basis points to 5.42% from 5.80% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities, issued during the second quarter of fiscal 1999, was $434,000.

Net Interest Income - Six Month Analysis

         Net interest income increased by $192,000 or 1.22% to $15,897,000 during the first half of fiscal 1999 from $15,705,000 for the same period last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) declined 142 basis points to 2.62% from 4.04% in the same period last year. This increase resulted from growth in interest-earning assets primarily through loan originations. Yield on interest-earning assets declined 112 basis points to 8.06% from 9.18% while the cost of interest-bearing liabilities increased 30 basis points to 5.44% from 5.14%. During a period of declining interest rates, the yield on interest-earning assets declines more immediately while the reduction in the cost of the Company's interest-bearing liabilities is slower to take effect. The Company anticipates the spread will show a moderate improvement in the future as the decrease in interest rates reduces the cost of interest-bearing liabilities.

         Interest income received on loans increased $7,854,000 or 27.28% to $36,642,000 for the first half of fiscal 1999 from $28,788,000 for the same period last year. The increase in interest received on loans was primarily attributable to originations of conforming single family mortgages held for sale. While higher originations of loans held for sale increased the Company's interest income, the yield on the loan portfolio declined 141 basis points to 8.24% for the first half of fiscal 1999 compared to 9.65% in the same period last year. Interest received on mortgage backed securities decreased $14,000 or 0.55% to $2,554,000 for the first half of fiscal 1999 from $2,568,000 for the same period one year ago. Interest received on securities increased $393,000 or 12.46% to $3,548,000 in fiscal 1999 from $3,155,000 in the prior period.

         Interest expense increased $8,041,000 or 42.76% to $26,847,000 for the first half of fiscal 1999 from $18,806,000 in the same period of fiscal 1998. This is primarily the result of growth in deposits and FHLB advances. Interest expense on deposits increased $6,537,000 or 46.22% to $20,681,000 from $14,144,000 in the same period in the prior year. The cost of deposits increased 49 basis points to 5.41% during the period from 4.92% in the prior period. Interest expense on FHLB advances and other borrowings also increased $1,070,000 or 22.95% to $5,732,000 for the first half of fiscal 1999 from $4,662,000 in the same period last year. The Bank's cost of FHLB advances and other borrowings decreased 51 basis points to 5.42% from 5.93% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. Interest expense on trust preferred securities was $434,000 for the first half of fiscal 1999.

Interest Rate and Market Risk

         The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. The Company's net interest income simulation includes all financial assets and liabilities.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of September 30, 1998, the expected rate simulation indicated a decline in annual net interest income of $1,186,000 or 3.31% relative to the unchanged rate simulation and a $1,874,000 or 2.19% decline in market value. This compares to March 31, 1998, which indicated a decline in annual net interest income of $314,000 or 0.86% relative to the unchanged rate simulation and a $49,000 or 0.07% decline in market value.

         As of September 30, 1998, management estimates the Company's annual net interest income would increase approximately $2,860,000 or 7.99%, and decrease approximately $4,281,000 or 11.96% should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. As of March 31, 1998, the simulation indicated an increase of approximately $3,430,000 or 9.40% and a decrease of approximately $3,866,000 or 10.59%.

         A fair value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over September 30, 1998, estimates a $6,284,000 or 9.15% decrease in market value. The Company estimates a like decrease in market rates would decrease market value $5,690,000 or 8.28%. These changes in market value represent less that 5.00% of the total carrying value of total assets at September 30, 1998. Comparatively, at March 31, 1998, an instantaneous increase in market rates of 100 basis points would increase market value approximately $521,000 or 0.89%, while a like decrease in rates would decrease market value approximately $3,278,000 or 5.62%.

         These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin decreased to 3.02% for the second quarter of fiscal 1999 from 4.21% for the same period last year. In addition, the net interest margin decreased to 3.04% for the first half of fiscal 1999 from 4.22% for the same period one year ago. The average balance sheets on the next page present the individual components of net interest income and expense, net interest spread and net interest margin. The decline in the net interest margin in the first quarter and first six months of fiscal 1999 is primarily attributable to the decrease in the yield on interest earning assets.

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the second quarter and first six months ended September 30, 1998 and 1997:

AVERAGE BALANCE SHEET
Three months ended September 30,                                         1998                                 1997
                                                         AVERAGE                       YIELD/   Average                      Yield/
(dollars in thousands)                                   BALANCE       INTEREST         COST    Balance      Interest         Cost
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                      $530,945      $ 12,255         9.23%   $530,764      $13,359         9.86%
Loans held for sale                                       353,723         6,030         6.82%     78,892        1,389         7.04%
Mortgage-backed securities                                 74,299         1,284         6.91%     70,423        1,270         7.21%
FHLB stock                                                  8,683           164         7.55%      8,003          154         7.70%
Taxable investments(2)                                     21,643           401         7.41%     40,568          790         7.79%
Tax-exempt investment securities(2)                        72,719         1,273         7.00%     30,433          579         7.61%
Interest earning deposits and Federal funds                 2,733            69        10.10%      5,386           78         5.79%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                           1,064,745        21,476         8.07%    764,469       17,619         9.22%
Non-interest earning assets                                94,722                                 83,421
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $1,159,467                               $847,890
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                       $   38,203      $    201         2.10%   $ 42,221      $   273         2.59%
Checking                                                   99,340           914         3.68%     83,119          338         1.63%
Money market                                               70,453           795         4.51%     28,595          268         3.75%
Certificates of deposit                                   565,327         8,372         5.92%    435,784        6,468         5.94%
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                            773,324        10,282         5.32%    589,719        7,347         4.98%
Advances and other borrowings                             201,250         2,726         5.42%    153,154        2,219         5.80%
Trust preferred securities                                 19,245           434         9.02%         --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                        993,819        13,442         5.41%    742,873        9,566         5.15%
Non-interest bearing deposits                              37,937                                 21,687
Non-interest bearing liabilities                           51,828                                 12,141
Stockholders' equity                                       75,883                                 71,189
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                           $1,159,467                               $847,890
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                               $  8,034         2.66%                 $ 8,053         4.07%
Taxable-equivalent adjustment                                              (165)                                 (126)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual
Net interest earning assets/net interest margin        $   70,926      $  7,869         3.02%   $ 21,596      $ 7,927         4.21%
Interest earning assets as a percentage of
  interest bearing liabilities                             107.14%                                102.91%
-----------------------------------------------------------------------------------------------------------------------------------

(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET
Six months ended September 30,                                         1998                                 1997
                                                        AVERAGE                    YIELD/     Average                   Yield/
(dollars in thousands)                                  BALANCE     INTEREST        COST      Balance    Interest        Cost
------------------------------------------------------------------------------------------------------------------------------
Earning Assets
------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                   $  535,084     $24,937        9.32%    $524,316     $26,298       10.03%
Loans held for sale                                      354,294      11,705        6.61%      73,312       2,528        6.90%
Mortgage-backed securities                                73,030       2,554        6.99%      70,269       2,575        7.33%
FHLB stock                                                 9,413         356        7.56%       8,158         320        7.84%
Taxable investments(2)                                    21,189         791        7.48%      41,597       1,571        7.55%
Tax-exempt investment securities(2)                       73,623       2,631        7.15%      32,275       1,284        7.96%
Interest earning deposits and Federal funds                1,936          99       10.23%       8,786         246        5.60%
------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                          1,068,569      43,073        8.06%     758,713      34,822        9.18%
Non-interest earning assets                               81,158                               78,684
------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $1,149,727                             $837,397
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                      $   38,572       $ 447        2.32%    $ 44,489     $   554        2.49%
Checking                                                  98,599       1,881        3.82%      81,057         630        1.55%
Money market                                              56,431       1,250        4.43%      25,605         418        3.27%
Certificates of deposit                                  571,404      17,103        5.99%     423,769      12,542        5.92%
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                           765,006      20,681        5.41%     574,920      14,144        4.92%
Advances and other borrowings                            211,576       5,732        5.42%     157,367       4,662        5.93%
Trust preferred securities                                 9,623         434        9.02%           -           -            -
------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                       986,205      26,847        5.44%     732,287      18,806        5.14%
Non-interest bearing deposits                             42,758                               21,271
Non-interest bearing liabilities                          45,892                               13,417
Stockholders' equity                                      74,872                               70,422
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                          $1,149,727                             $837,397
------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                             $16,226        2.62%                 $16,016        4.04%
Taxable-equivalent adjustment                                           (329)                                (272)
------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                          $15,897                              $15,744
Net interest earning assets/net interest margin       $   82,365                    3.04%    $ 26,426                    4.22%
Interest earning assets as a percentage of
  Interest bearing liabilities                            108.35%                              103.61%
------------------------------------------------------------------------------------------------------------------------------

(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income increased by $3,081,000 or 85.58% to $6,681,000 for the second quarter of fiscal 1999 from $3,600,000 for the same period last year. In addition, non-interest income increased by $6,052,000 or 85.92% to $13,096,000 for the first half of fiscal 1999 from $7,044,000 for the same period last year.

         Mortgage production fees are the largest component of non-interest income and such fees for the second quarter of fiscal 1999 increased $2,611,000 or 125.59% to $4,690,000 compared to $2,079,000 in the same period last year. For the first half of fiscal 1999, mortgage production fees increased $3,789,000 or 91.97% to $7,909,000 compared to $4,120,000 for the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment.

         The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  SEPT.30,                          SEPT.30,
(dollars in thousands)                      1998             1997             1998           1997
                                          ---------------------------------------------------------
Mortgage production fees                  $  4,690         $  2,079        $  7,909        $  4,120
Dollar volume sold                        $359,162         $162,634        $731,821        $320,007
Margin earned                                 1.30%            1.28%           1.08%           1.29%

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. These sources of revenue decreased by $89,000 or 18.09% to $403,000 for the second quarter of fiscal 1999 compared to $492,000 for the same period last year. Gains on the sales of real estate and real estate commissions increased $681,000 or 82.65% to $1,505,000 for the first six months of fiscal 1999 compared to $824,000 for the same period last year. During the current quarter, 27 lots were sold compared to 40 lots in the second quarter last year. For the first six months of fiscal 1999, 94 lots were sold compared to 71 lots for the same period last year. Generally, contracts for multiple lot sales contain terms stipulating that the buyer will purchase a set number of lots over a specified time period, primarily every 120 days. The terms further define set time intervals in which the buyer must purchase a predetermined number of the total lots. Due to the terms included in the Company's contractual agreements for lot sales, the majority of lots sold during the first six months of fiscal 1999 occurred during the first quarter.

         Service charges decreased $25,000 or 4.94% to $481,000 in the second quarter of fiscal 1999 compared to $506,000 in the same period one year ago. In addition, for the first half service charges increased $57,000 or 5.73% to $1,051,000 compared to $994,000 for the same period last year. The increase for the first half of fiscal 1999 is the result of growth in the number of checking accounts during the year.

Non-Interest Expense
         Non-interest expense increased by $1,625,000 or 18.97% to $10,192,000 for the second quarter of fiscal 1999 from $8,567,000 for the same period last year. In addition, for the first half or fiscal 1999 non-interest expense increased $2,710,000 or 16.06% to $19,583,000 from $16,873,000 for the same period last year. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth.

         Salaries and employee benefits increased $380,000 or 7.90% to $5,189,000 for the second quarter of fiscal 1999 from $4,809,000 for the same period last year. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $303,000 or 28.80% to $1,355,000 in the second quarter of fiscal 1999 from $1,052,000 for the same period last year. Federal insurance premiums increased $91,000 or 130.00% to $161,000 for the second quarter of fiscal 1999 from $70,000 for the same period last year. The increase is due to the increase in deposits from the prior year. Marketing expense increased $335,000 or 209.38% to $495,000 from $160,000 for the same period last year.

         Miscellaneous expenses increased $546,000 or 29.598% to $2,391,000 for the second quarter of fiscal 1999 from $1,845,000 for the same period last year. This increase is partially due to increases in consulting and attorney fees due to the Company's expansion.

BALANCE SHEET ANALYSIS

Investment Securities
         During the first half of fiscal 1999, investment securities increased to $242,153,000 from $162,874,000 and $140,445,000 at March 31, 1998 and
September 30, 1997, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at September 30, 1998, was comprised of $48,804,000 of investment securities held to maturity at amortized cost compared to $58,138,000 and $47,732,000 at March 31, 1998 and September 30, 1997, respectively. The Company has the ability and it is the management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $193,349,000 at September 30,1998 compared to $104,736,000 and $92,713,000 at
March 31, 1998 and September 30, 1997, respectively. Investment securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $1,241,000 at September 30, 1998 versus a net unrealized gain of $838,000 at March 31, 1998.

         During the second quarter of fiscal 1999, the Company used proceeds from the issuance of trust preferred securities to leverage its balance sheet. The Bank purchased mortgage-backed securities to increase the investment securities available for sale portfolio and the Company purchased investment grade preferred stocks, also classified as available for sale. In addition, due to rapid repayment speeds experienced due to declining interest rates, the Bank sold a GNMA mortgage-backed security with a book value of approximately $7,000,000, recognizing a gain of approximately $198,000.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at September 30, 1998, March 31, 1998 or September 30, 1997.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
--------------------------------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,       March 31,       September 30,
(dollars in thousands)                                            1998              1998              1997
--------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                        $ 28,189          $ 36,188          $ 24,484
  Mortgage-backed securities                                       3,663             5,010             5,951
  Corporate bonds                                                  7,432             7,431             7,430
  Other debt securities                                            9,520             9,509             9,867
--------------------------------------------------------------------------------------------------------------
        Total                                                   $ 48,804          $ 58,138          $ 47,732
--------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                        $ 26,581          $ 16,068          $ 12,572
  Mortgage-backed securities                                      89,399            70,626            61,783
  Corporate bonds                                                  2,044             2,037             2,025
  Other debt securities                                           63,126             3,795             3,941
  Equity securities - preferred stock                             12,199            12,210            12,392
--------------------------------------------------------------------------------------------------------------
         Total                                                  $193,349          $104,736          $ 92,713
--------------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                        $ 54,770          $ 52,256          $ 37,056
  Mortgage-backed securities                                      93,062            75,636            67,734
  Corporate bonds                                                  9,476             9,468             9,455
  Other debt securities                                           72,646            13,304            13,808
  Equity securities - preferred stock                             12,199            12,210            12,392
--------------------------------------------------------------------------------------------------------------
          Total                                                 $242,153          $162,874          $140,445
--------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

-------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO MIX
                                                  SEPT. 30,       % OF     March 31,  % of Gross   Sept. 30,   % of Gross
(dollars in thousands)                              1998         LOANS       1998        Loans        1997        Loans
-------------------------------------------------------------------------------------------------------------------------

Real Estate - construction loans
    Construction                                  $200,590       32.25%    $197,811      31.90%     $228,509      35.56%
    Acquisition & Development                       40,671        6.54%      41,992       6.77%       35,829       5.57%
Real Estate - mortgage loans
    Non-Residential                                 71,675       11.52%      82,261      13.26%       73,285      11.40%
    Residential                                    191,489       30.79%     192,994      31.12%      199,627      31.06%
    Home equity and second mortgages                55,786        8.97%      46,218       7.45%       45,760       7.12%
-------------------------------------------------------------------------------------------------------------------------
Total real estate loans                            560,211       90.07%     561,276      90.50%      583,010      90.71%
Commercial and consumer loans:
    Commercial                                      16,723        2.69%      15,681       2.53%       14,177       2.21%
    Leases                                           7,022        1.13%       9,463       1.53%       13,727       2.14%
    Consumer and other                              37,972        6.11%      33,755       5.44%       31,767       4.94%
-------------------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans                 61,717        9.93%      58,899       9.50%       59,671       9.29%
-------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                       621,928      100.00%     620,175     100.00%      642,681     100.00%
-------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                                (93,139)                 (77,302)                 (86,460)
    Deferred fees and other unearned income           (334)                    (636)                  (1,602)
    Reserves for loan losses                        (7,184)                  (6,505)                  (6,004)
=========================================================================================================================
Loans receivable, net                             $521,271                 $535,732                 $548,615
=========================================================================================================================


         The loan portfolio has decreased 4.98% or $27,344,000 to $521,271,000 at September 30, 1998, compared to $548,615,000 at September 30, 1997.

         Construction and acquisition and development loans, including the undisbursed portion of loans in process, decreased 8.73% or $23,077,000 to $241,261,000 compared to $264,338,000. Construction and acquisition and development loans represent 38.79% of gross loans receivable at September 30, 1998, compared to 41.13% at September 30, 1997. Residential mortgage loans decreased $8,138,000 or 4.08% to $191,489,000 at September 30, 1998 from
$199,627,000 at September 30, 1997. Residential mortgage loans represent 30.79% of gross loans receivable, remaining relatively consistent when compared to 31.06% at September 30, 1997. Home equity and second mortgage loans increased 21.91% or $10,026,000 to $55,786,000 at September 30, 1998 from $45,760,000 at
September 30, 1997. These loans represent 8.97% of gross loans receivable at September 30, 1998, compared to 7.12% at September 30, 1997.

         Non-residential mortgage loans decreased 2.20% or $1,610,000 to $71,675,000 at September 30, 1998 compared to $73,285,000 at September 30, 1997.
Commercial loans increased 17.96% or $2,546,000 to $16,723,000 at September 30, 1998 compared to $14,177,000 at September 30, 1997. Consumer loans increased 19.53% or $6,205,000 to $37,972,000 at September 30, 1998 compared to
$31,767,000 at September 30, 1997.

Non-Performing Assets
         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $469,000 or 3.15% to $15,373,000 at September 30, 1998 from $14,904,000 at March 31, 1998.
Additionally, total problem assets increased $925,000 or 6.40% since the September 30, 1997, level of $14,448,000. Total problem assets as a percent of total assets decreased to 1.24% at September 30, 1998 from 1.66% and 1.30% at March 31, 1998 and September 30, 1997, respectively. At September 30, 1998, non-accrual loans increased 35.39% or $2,813,000 and 27.00% or $2,288,000 to $10,761,000 compared to $7,948,000 at March 31, 1998 and $8,473,000 at September
30, 1997. Interest income not recognized on these loans amounted to $390,000 for the first half of fiscal 1999 and $378,000 for the same period last year. At September 30, 1998, the ACC identified $2,150,000 of potential problem loans, a decrease of $1,859,000 or 46.37% compared to $4,009,000 at March 31, 1998. In addition, potential problem loans decreased by $1,333,000 or 38.27% from $3,483,000 at September 30, 1997. Real estate owned decreased by $485,000 or 16.46% and $30,000 or 1.20% to $2,462,000 at September 30, 1998 from $2,947,000 and $2,492,000 at March 31, 1998 and September 30, 1997, respectively.

         The following table reflects non-performing loans, potential problem loans and restructured loans as of the dates indicated. Non-performing loans consist of non-accrual loans and foreclosed properties, as well as loans past due 90 days or more as to interest or principal and still accruing. Potential problem loans are those which management has doubts regarding the ability of the borrower to comply with current loan repayment terms. They have been classified as such by the ACC regardless of payment status.

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

                                               SEPT. 30,        June 30,       March 31,       Sept. 30,
(dollars in thousands)                            1998            1998           1998             1997
                                             -----------------------------------------------------------
Non-accrual loans:
Residential real estate-construction             $ 2,137         $ 2,335         $ 1,127         $ 2,343
Residential real estate-mortgage                   6,192           5,572           4,026           3,942
Commercial real estate                                --              --              24              --
Commercial                                            28              61              --             169
Commercial leases                                  2,084           2,045           2,054           1,775
Installment                                          320             551             717             244
Total non-accrual                                 10,761          10,564           7,948           8,473
---------------------------------------------------------------------------------------------------------
Potential problem loans                            2,150           1,948           4,009           3,483
Loans contractually delinquent  90
days which still accrue interest                      --              --              --              --
Troubled debt restructurings                          --              --              --              --
--------------------------------------------------------------------------------------------------------
  Total non-accrual and problem loans            $12,911         $12,512         $11,957         $11,956
--------------------------------------------------------------------------------------------------------
Real estate owned, net                             2,462           2,909           2,947           2,492
--------------------------------------------------------------------------------------------------------
Total problem assets                             $15,373         $15,421          14,904         $14,448
--------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                   1.24%           1.38%           1.30%           1.66%
--------------------------------------------------------------------------------------------------------
Total problem assets/Net loans plus
  Reserves                                          2.91%           2.97%           2.75%           2.61%
--------------------------------------------------------------------------------------------------------
Reserve for loan losses/Total
  Problem assets                                   46.73%          43.65%          43.65%          41.56%
--------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

                                           Residential
At Sept. 30, 1998                       -----------------        Comm'l                                                  % of Total
(dollars in thousands)                  Const       Mtgs        R-Estate    Comm'l      Leases    Installment    Total     Location
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                                $  900       $5,180           --       $ 28       $2,084       $320       $ 8,512     53.35%
Augusta                                   219          215           --         --           --         --           434      2.72%
Savannah                                  256           --           --         --           --         --           256      1.60%
St. Augustine                             496           --           --         --           --         --           496      3.11%
Warner Robins                              44           --           --         --           --         --            44      0.28%
All other locations                       222          797           --         --           --         --         1,019      6.39%
-----------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                    2,137        6,192           --         28        2,084        320        10,761     67.45%
-----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                 1,092          261          433         94          128         --         2,008     12.59%
Warner Robins                             142           --           --         --           --         --           142      0.89%
-----------------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans        1,234          261          433         94          128         --         2,150     13.48%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                   119           92          679         --           --         --           890      5.58%
Augusta                                    --           87           --         --           --         --            87      0.55%
Hinesville                                800           --           --         --           --         --           800      5.01%
Warner Robins                             156           --           --         --           --         --           156      0.98%
All other locations                       535          574           --         --           --         --         1,109      6.95%
-----------------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)           1,610          753          679         --           --         --         3,042     19.07%
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type           $4,981       $7,206       $1,112       $122       $2,212       $320       $15,953    100.00%
-----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type       31.22%       45.17%        6.97%      0.76%       13.87%      2.01%       100.00%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $580,000; real estate owned, net equals $2,462,000.

Concentrations to Single Borrowers
         The Bank has credit exposure, to one company, of $1,775,000. This company is the lessor on seven leases and has filed for bankruptcy protection. The seven leases are a part of the bankruptcy proceedings and the lessees remit payments to the trustee. As of the end of October, the Bank received a payment of approximately $1,122,000 to be applied to these leases. This amount represented the Bank's portion of the payments collected on these leases through September 30, 1998. Furthermore, the bankruptcy court has instructed the trustee to remit the majority of future payments collected on a monthly basis.

         In addition, at June 30, 1998, the Bank had one borrower in Atlanta, Georgia, with non-accrual loans of totaling $938,000, consisting of $274,000 of construction loans and a $664,000 acquisition and development loan. The borrower has filed for bankruptcy protection. As of September 30, 1998, the borrower had paid off one of the construction loans and the acquisition and development loan, reducing the amount outstanding to approximately $242,000. As of October 25, 1998, an additional construction loan was paid off, further reducing the Bank's exposure to one construction loan of approximately $122,000.

Loan Impairment
         At September 30, 1998, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, increased $301,000 or 16.88% to $2,084,000 from $1,783,000 at March 31, 1998 and
17.41% or $309,000 from $1,775,000 at September 30, 1997. At September 30, 1998,
March 31, 1998 and September 30, 1997, no impaired loans were on an accrual basis. At September 30, 1998, the valuation allowance related to these impaired loans was $690,000, compared to $455,000 at March 31, 1998 and 453,000 at
September 30, 1997. At September 30, 1998, March 31, 1998 and September 30, 1997, all impaired loans had a related loan loss reserve. For the second quarter and first half of fiscal 1999, the average recorded investment in impaired loans was $2,059,000 and $1,965,000 compared to $1,778,000 and $1,779,000 for the same periods a year ago.

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

Reserve for Loan Losses
         The Company set aside $627,000 and $600,000, respectively, of additional reserves for possible loan losses during the second quarters of fiscal 1999 and 1998. During the first half of fiscal 1999, the Company set aside $1,254,000 compared to $1,317,000 for the same period last year. At September 30, 1998, reserves represented 1.35% and 1.34% of average loans outstanding for the second quarter and first half of fiscal 1999, compared to 1.13% and 1.15% for the same periods last year. During the second quarter and first half of fiscal 1999, the Company charged-off $262,000 and $738,000, respectively, compared to $411,000 and $622,000 for the same periods one year ago. In the second quarter and first half of fiscal 1999, net charge-offs represented 0.03% and 0.11% of average loans outstanding, compared to 0.07% and 0.10% for the second quarter and first half of fiscal 1998. Loan loss reserves totaled $7,184,000 at September 30, 1998 compared to $6,505,000 and $6,004,000 at March 31, 1998 and September 30, 1997, respectively. Loan loss reserves to total problem assets increased to 46.73% at September 30, 1998 from 43.65% at March 31, 1998 and 41.56% at September 30, 1997. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ---------------------------------------------------
(dollars in thousands)                                                  1998          1997           1998           1997
                                                                     ---------------------------------------------------
Reserve for loan losses, beginning of quarter                        $  6,732       $  5,761       $  6,505     $  5,198
  Charge-offs:
    Real estate - construction                                             --             23             --           72
    Real estate - mortgage                                                 85            314            266          406
    Consumer                                                              171             74            437          137
    Commercial                                                              6             --             19            7
    Commercial leases                                                      --             --             16           --
------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                 262            411            738          622
  Recoveries                                                               87             54            163          111
------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                         175            357            575          511
  Reserve on purchased loans                                               --             --             --           --
  Reserve from acquisitions                                                --             --             --           --
  Provision for loan losses                                               627            600          1,254        1,317
------------------------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of quarter                            $  7,184       $  6,004       $  7,184     $  6,004
------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period          $530,944       $530,764       $538,086     $524,316
------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net              0.03%          0.07%          0.11%        0.10%
------------------------------------------------------------------------------------------------------------------------
  Reserves to average loans receivable, net                              1.35%          1.13%          1.34%        1.15%
------------------------------------------------------------------------------------------------------------------------

Investment in Real Estate
         The Company's investment in real estate increased 12.50% or $3,450,000 to $31,045,000 at September 30, 1998, from $27,595,000 at March 31, 1998 and
6.58% or $1,916,000 from $29,129,000 at September 30, 1997. In September 1998,
Windsor Parkway Development, LLC ("Windsor Parkway") was formed to purchase and develop a residential community on 14.6 acres of land located in DeKalb County, Georgia. The Company has a 100% ownership interest in Windsor Parkway. The Company currently has seven real estate projects in the Atlanta market.

Deposits
         Deposits are the Company's primary funding source. Total deposits decreased by $5,388,000 or 0.69% to $773,587,000 from $778,975,000 at March 31,
1998. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fifteen branches in the Atlanta market. The decrease in deposits was in certificates of deposits which decreased $15,153,000 or 2.73% to $539,120,000 at September 30, 1998 from $554,273,000 at March 31,
1998. Demand deposits including noninterest-bearing, interest-bearing, savings and money market accounts increased $9,765,000 or 4.35% of to $234,467,000 at September 30, 1998, compared to $224,702,000 at March 31, 1998.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                               SEPT. 30,     March 31,     Sept. 30,
(dollars in thousands)                           1998          1998          1997
------------------------------------------------------------------------------------

Demand deposits:
  Noninterest-bearing deposits                 $ 39,169      $ 38,662      $ 32,365
  Interest-bearing deposits                      97,586       108,768        53,847
  Money market accounts                          61,505        38,862        28,278
  Savings accounts                               36,207        38,410        40,805
                                               ------------------------------------
      Total demand deposits                     234,467       224,702       155,295
                                               ------------------------------------

Time deposits:
  Maturity one year or less                     378,848       411,179       322,756
  Maturity greater than one year through
    Two years                                    70,395        47,590        33,520
  Maturity greater than two years through
    Three years                                  28,395        36,533        42,084
  Maturity greater than three years              61,482        58,971        41,460
                                               ------------------------------------
      Total time deposits                       539,120       554,273       439,820
                                               ------------------------------------
               Total deposits                  $773,587      $778,975      $595,115
                                               ------------------------------------

         The weighted average interest rate on time deposits for the periods ended September 30, 1998, March 31, 1998 and September 30, 1997 was 5.85%, 5.94% and 5.89%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                               ---------------------------------------------
 (dollars in thousands)          1998        1997        1998          1997
                               ---------------------------------------------

Interest-bearing deposits      $   905      $  338      $ 1,865      $   630
Money market accounts              625         234        1,060          384
Savings accounts                   234         264          471          545
Time deposits                    8,517       6,511       17,285       12,585
                               ---------------------------------------------
Total                          $10,281      $7,347      $20,681      $14,144
                               ---------------------------------------------

Borrowings
         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At September 30, 1998, advances were $227,550,000 compared to $217,835,000 at March 31, 1998. At September 30,
1998, the weighted average interest rate on these borrowings remained stable at 5.87% compared to 5.88% at March 31, 1998.

Liquidity and Capital Resources

Liquidity Management
         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continues to provide a relatively stable, low cost source of funds. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At September 30, 1998, advances stood at $227,550,000. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At September 30, 1998, the Company's liquidity ratio was 5.21%. At September 30, 1998, the Company had commitments to originate loans of approximately $362,830,000. The Company had commitments to sell mortgage loans of approximately $368,152,000 at September 30, 1998.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations increased 123.74% to $767,547,000 for the first six months of fiscal 1999 compared to $343,049,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB.

Cash Flows from Operating Activities
         For the first six months of fiscal 1999, the Company used cash from operating activities of $31,857,000 this remained relatively stable as compared to $30,843,000 for same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first six months of fiscal 1999, the Company originated $767,547,000 of loans held for sale and sold $731,821,000 of loans held for sale. This resulted in a $35,726,000 use of cash. This compares to the same period last year, when the Company originated $343,049,000 of loans held for sale and sold $320,007,000 of loans held for sale, resulting in a $23,042,000 use of cash.

Cash Flows from Investing Activities
         During the first half of fiscal 1999, the Company used $67,423,000 of cash for investing activities compared to $28,566,000 for the same period last year. In the first six months of fiscal 1999, the primary use of cash was for purchases of investment securities available for sale in the amount of $114,004,000, compared to $1,000,000 in purchases of securities available for sale in the same period last year. The Company made no purchases of investment securities held to maturity in the first six months of fiscal 1999, compared to $13,000,000 in the same period one year ago. Proceeds from sales, calls and maturities of securities available for sale were $9,441,000, $6,249,000 and $1,501,000, respectively, for the first six months of fiscal 1999. Comparatively, for the first six months of fiscal 1998, proceeds from calls and maturities of securities available for sale were $3,923,000 and $1,000,000, respectively. Proceeds from calls of investment securities held to maturity were $8,000,000 during the first six months of fiscal 1999, compared to calls and maturities of securities held to maturity of $10,000,000 and $6,300,000 for the same period last year. For the first six months of fiscal 1999, loans receivable originations, net of repayments provided $15,695,000, compared to a use of $31,883,000 in the same period one year ago.

Cash Flows from Financing Activities
         Cash provided from financing activities during the first six months of fiscal 1999, was $85,489,000 compared to $56,919,000 during the same period one year ago. FHLB advances provided the most significant increase in cash provided from financing activities. The Company borrowed $485,525,000 from the FHLB and repaid $245,031,000 during the six months. This compares to borrowings of $184,551,000 and repayments of $166,221,000 during the same period last year. In addition, the Company raised $28,750,000 in additional capital through a new issue of trust preferred securities which settled in the second quarter of fiscal 1999. The Company's deposits remained relative stable during the first half of fiscal 1999, time deposits decreased by $15,154,000 while demand deposits increased $9,766,000. Comparatively, for the same period one year ago, deposits increased $37,391,000 comprised of $28,117,000 in time deposits and $9,274,000 in demand deposits. In the first half of fiscal 1999, the Company incurred ESOP debt of $1,916,000. The Company paid cash dividends to its shareholders of $1,791,000 and $1,699,000 for the first six months of fiscal 1999 and 1998, respectively.

Capital
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At September 30, 1998, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1998, the Bank paid a dividend in the form of loans to the Company in the amount of $10,525,000, which were then contributed to the Company's subsidiary Eagle Bancshares Capital Group, Inc. EBCG was formed in December 1997 to serve the Bank's growing base of small-and-medium sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources.

REGULATORY CAPITAL
--------------------------------------------------------------------------------------------------------
                                   Regulatory               Required               Excess
(dollars in thousands)              Capital            %     Capital          %    Capital           %
--------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
RISK-BASED RATIOS:
  TIER 1 CAPITAL                     $67,383          9.59   $28,093         4.00   $39,290         5.59
  TOTAL CAPITAL                      $73,839         10.51   $56,187         8.00   $17,652         2.51
TIER 1 LEVERAGE                      $67,383          5.62   $47,939         4.00   $19,444         1.62
TANGIBLE EQUITY                      $67,383          5.81   $17,392         1.50   $49,991         4.31
--------------------------------------------------------------------------------------------------------
March 31, 1998
  Tier 1 capital                     $51,173          7.47   $27,392         4.00   $23,781         3.47
  Total capital                      $56,885          8.31   $54,785         8.00   $ 2,100         0.31
Tier 1 leverage                      $51,173          4.59   $44,553         4.00   $ 6,620         0.59
Tangible equity                      $51,173          5.91   $12,988         1.50   $38,185         4.41
--------------------------------------------------------------------------------------------------------
September 30, 1997
Tier 1 capital                       $50,654          8.21   $24,691         4.00   $25,963         4.21
  Total capital                      $56,334          9.13   $49,382         8.00   $ 6,952         1.13
Tier 1 leverage                      $50,654          5.91   $34,283         4.00   $16,371         1.91
Tangible equity                      $50,654          5.97   $12,718         1.50   $37,936         4.47
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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on Thursday, August 27, 1998, at the Marriott Century Center Hotel in Atlanta, Georgia. A total of 5,263,288 shares of common stock were represented in person or by proxy. This represents 90.52% of the 5,814,764 shares outstanding as of the record date of July 10, 1998. C. Jere Sechler, Jr., Chairman of the Board and President, presided at the meeting and presented a report describing the Company's results of operations for fiscal year ending March 31, 1998 and outlined the strategic goals for fiscal 1999.

         Shareholder elected management's nominees to the Board of Directors. The Directors were elected by votes as shown below:

                   Directors:                                                    For                   Withhold
                   ----------                                                    ---                   --------
                   C. Jere Sechler, Jr.                                       4,989,291                 273,997
                   Weldon A. Nash, Jr.                                        4,927,460                 335,828
                   William F. Waldrop, Jr.                                    4,931,860                 331,428

         Shareholders voted against the Shareholder Proposal. The results of proxy tabulation were as follows:

                   Shareholder Proposal
                   --------------------
                   Voting For                                                   1,171,950
                   Voting Against                                               2,737,545
                   Abstain From Voting                                             46,035
                   Broker No Vote                                               1,307,758
                                                                                ---------
                   Total                                                        5,263,288


         In other business, management's selection of Arthur Andersen LLP as independent accountants for the Company resulted in 5,209,489 votes being cast for Arthur Andersen LLP.


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

                                               EAGLE BANCSHARES, INC.
                                                     (Registrant)


Date:  November 16, 1998                   /s/ Conrad J. Sechler, Jr.
                                           -----------------------------------
                                           Conrad J. Sechler, Jr.
                                           Chairman of the Board, President and
                                           Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  November 16, 1998                    /s/Richard B. Inman, Jr.
                                            -----------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer




Date:  November 16, 1998                    /s/ Conrad J. Sechler, Jr.
                                            -----------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President




Date:  November 16, 1998                    /s/ LuAnn Durden
                                            -----------------------------------
                                            LuAnn Durden
                                            Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                                                                     Page No.
------                     -----------                                                                     --------

11                         Computation of per share earnings                                                     35
27                         Financial Data Schedule (for SEC use only)