Form 10-Q/A
period 1998-09-30
EAGLE BANCSHARES INC
filed 1998-12-22
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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
Yes     No     NOT APPLICABLE
    ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             Class               Outstanding at October 31, 1998
        -----------------   ------------------------------------
        Common Stock, $1.00 Par Value         5,721,514 shares
                           Index of Exhibit on Page 34

ITEM 5.   OTHER INFORMATION

          Shareholders who wish to present a proposal on matters appropriate for Shareholder action in accordance with rules and regulations of the Securities and Exchange Commission at the 1999 Annual Meeting of Shareholders ("1999 Annual Meeting") are required to provide notice to the Corporate Secretary of their intent to do so on or before March 19, 1999. The notice must provide the information (set forth in the Bylaws of the Company) set forth in applicable rules and regulations of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. This deadline applies to all shareholder proposals sought to be considered at the 1999 Annual Meeting.

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