Form 10-Q
period 1998-12-31
EAGLE BANCSHARES INC
filed 1999-02-16
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the period ended December 31, 1998.
                              ------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from --------------- to ----------------
         Commission file number  0-14379
                                 -------

                             EAGLE BANCSHARES, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Georgia                             58-1640222
       -------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

       4305 Lynburn Drive, Tucker, Georgia            30084-4441
     -----------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (770) 908-6690
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
                    ---------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No       NOT APPLICABLE
                         ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at January 31, 1999
   -----------------------------         -------------------------------
   Common Stock, $1.00 Par Value             5,557,514 shares

                           Index of Exhibit on Page 31

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                Number

PART I.  Financial Information

         Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at -
                  December 31, 1998 and March 31, 1998                                                            3

                  Consolidated Statements of Income -
                  Three and Nine Months Ended December 31, 1998 and 1997                                          4

                  Consolidated Statements of Cash Flows -
                  Nine months ended December 31, 1998 and 1997                                                    5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         12

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     29

                  Item 2.  Changes in Securities                                                                 29

                  Item 3.  Defaults upon Senior Securities                                                       29

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   29

                  Item 5.  Other Information                                                                     29

                  Item 6.  Exhibits and Reports on Form 8-K                                                      29

                  Signatures                                                                                     30

                  Index of Exhibits                                                                              31

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)                                                                                    DECEMBER 31,         March 31,
(in thousands except per share data)                                                              1998               1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and amounts due from banks                                                                $   26,751        $   34,022
Federal funds sold                                                                                     --               660
Securities available for sale                                                                     206,250           104,736
Investment securities held to maturity                                                             44,218            58,138
Loans held for sale                                                                               419,880           332,592
Loans receivable, net                                                                             575,598           535,732
Investment in real estate                                                                          34,555            27,595
Real estate acquired in settlement of loans, net                                                    1,843             2,947
Stock in Federal Home Loan Bank, at cost                                                           13,035            10,892
Premises and equipment, net                                                                        21,591            21,868
Accrued interest receivable                                                                         8,191             7,301
Deferred income taxes                                                                               4,672             3,953
Other assets                                                                                       10,625             9,047
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                                 $1,367,209        $1,149,483
---------------------------------------------------------------------------------------------------------------------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                       $  885,718        $  778,975
Federal Home Loan Bank advances and other borrowings                                              340,150           240,855
Advance payments by borrowers for property taxes and insurance                                      2,736             5,477
Drafts outstanding                                                                                 21,078            30,716
Guaranteed preferred beneficial interests in the Company's subordinated debentures -
(Trust preferred securities)                                                                       28,750                --
Accrued expenses and other liabilities                                                             14,253            18,758
---------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                             1,292,685         1,074,781
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 10,000,000 shares authorized, 6,112,064 and
  6,037,100 shares issued at December 31, and March  31, 1998, respectively                         6,112             6,037
Additional paid-in capital                                                                         38,083            37,336
Retained earnings                                                                                  37,194            32,028
Accumulated other comprehensive income                                                               (427)              838
Employee Stock Ownership Plan note payable                                                         (1,978)             (165)
Unamortized restricted stock                                                                         (207)             (296)
Treasury stock, 476,550 and 301,800 shares at cost, at December 31, and
  March 31, 1998, respectively                                                                     (4,253)           (1,076)
---------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                                       74,524            74,702
---------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $1,367,209        $1,149,483
---------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
(Unaudited)                                                                            DECEMBER 31,               DECEMBER 31,
(in thousands except per share data)                                                 1998          1997        1998        1997
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                               $21,142      $15,447      $57,784      $44,235
   Interest on  mortgage-backed securities                                           1,675        1,195        4,229        3,763
   Interest on investment securities and other interest earning assets               2,589        1,501        6,137        4,656
---------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                     25,406       18,143       68,150       52,654
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                             10,507        7,492       31,188       21,636
   Interest on borrowings                                                            4,095        2,755        9,827        7,417
   Interest of trust preferred securities                                              630           --        1,064           --
---------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                    15,232       10,247       42,079       29,053
---------------------------------------------------------------------------------------------------------------------------------

   Net interest income                                                              10,174        7,896       26,071       23,601
PROVISION FOR LOAN LOSSES                                                              627          657        1,881        1,974
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                               9,547        7,239       24,190       21,627
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Mortgage production fees                                                          3,245        2,454       11,154        6,573
   Gains on sales of investment in real estate                                         323          761        1,414        1,392
   Real estate commissions, net                                                        141          121          555          314
   Rental income                                                                       173          261          519          600
   Service charges                                                                     517          442        1,568        1,436
   Gains/(losses) on investment securities available for sale                           --            5          469          (46)
   Gains on sales of loans                                                              --           --           24           16
   Gains on sales of fixed assets                                                       11           --          163            3
   Miscellaneous                                                                       642          703        2,282        1,503
---------------------------------------------------------------------------------------------------------------------------------
          Total other income                                                         5,052        4,747       18,148       11,791
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                    5,973        5,003       16,418       14,527
   Net occupancy expense                                                             1,409        1,330        3,926        3,424
   Data processing                                                                     637          499        1,802        1,508
   Federal insurance premium                                                           159           70          416          209
   Marketing                                                                           565          279        1,556          710
   Provisions for losses on real estate acquired in settlement of loans                231          225          231          515
   Miscellaneous                                                                     2,062        2,132        6,270        5,518
---------------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                                      11,036        9,538       30,619       26,411
---------------------------------------------------------------------------------------------------------------------------------

   Income before income taxes                                                        3,563        2,448       11,719        7,007
INCOME TAX EXPENSE                                                                   1,090          684        3,795        1,960
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $ 2,473      $ 1,764      $ 7,924      $ 5,047
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                                  $  0.43      $  0.31      $  1.38      $  0.89
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE -  DILUTED                                               $  0.42      $  0.30      $  1.34      $  0.87
---------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)
Nine Months ended December 31,                                                              1998                 1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $   7,924             $  5,047
Adjustments to reconcile net income to net cash used in operating
   Activities:
   Depreciation, amortization and accretion                                                  1,865                (428)
   Provision for loan losses                                                                 1,881                1,974
   Provision for losses on real estate acquired in settlement of loans                         231                  515
   (Gains)/losses on sale of investments                                                     (469)                   46
   Losses on sale of real estate acquired in settlement of loans                                57                    7
   Gains on sales of investment in real estate                                             (1,414)              (1,391)
   Gains on sales of loans                                                                    (24)                 (16)
   Gains on sales of premises and equipment                                                  (163)                  (3)
   Amortization of restricted stock award                                                       89                   14
   Deferred income tax benefit/(expense)                                                        57                (285)
   Proceeds from sales of loans held for sale                                            1,023,802              452,601
   Originations of loans held for sale                                                 (1,111,090)            (518,706)
   Changes in assets and liabilities:
     Increase in accrued interest receivable                                                 (890)                (946)
     Increase in other assets                                                              (1,757)              (2,378)
     Decrease in drafts outstanding                                                        (9,638)             (17,857)
     Decrease in accrued expense and other liabilities                                     (4,546)                 (56)
------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                            $ (94,085)            $(81,862)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                          (137,812)              (2,953)
     Proceeds from sale of securities available for sale                                     9,441                1,957
     Purchases of investment securities held to maturity                                   (5,050)             (37,184)
     Principal payments received on securities available for sale                           16,924                4,762
     Principal payments received on investment securities held to maturity                   1,774                1,659
     Proceeds from calls of securities available for sale                                    6,749                5,523
     Proceeds from calls of investment securities held to maturity                          17,200               10,000
     Proceeds from maturities of securities available for sale                               1,501                4,250
     Proceeds from maturities of investment securities held to maturity                          -                8,300
     Loan originations, net of repayments                                                 (38,513)             (28,809)
     Purchases of loans receivable                                                               -                (569)
     Proceeds from sale of real estate acquired in settlement of loans                       1,545                  230
     Purchases of FHLB stock                                                               (6,630)              (5,315)
     Redemption of FHLB stock                                                                4,487                1,981
     Proceeds from sales of premises and equipment                                             590                  162
     Purchase of premises and equipment, net                                               (1,642)              (3,542)
     Additions to investment in real estate                                               (12,495)              (7,594)
     Proceeds from sale of investment in real estate                                         2,923                4,518
------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                            $(139,008)            $(42,624)
------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(unaudited)

Nine Months ended December 31,                                                1998           1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                              $  73,798       $  29,631
  Net change in demand deposit accounts                                       32,945          17,159
  Repayment of FHLB advances and other borrowings                           (664,321)       (418,826)
  Proceeds from FHLB advances and other borrowings                           763,616         495,737
  Increase in ESOP debt                                                       (2,000)             --
  Principal reduction of ESOP note payable                                       187             671
  Issuance of trust preferred securities                                      28,750              --
  Repurchase of common stock                                                  (3,177)             --
  Proceeds from exercise of stock options                                        822             293
  Cash dividends paid                                                         (2,717)         (2,549)
  Decrease in advance payments from borrowings for
    Property taxes and insurance                                              (2,741)           (548)
----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                 225,162         121,568
----------------------------------------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (7,931)         (2,918)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             34,682          25,875
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  26,751       $  22,957
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
   Interest                                                                $  40,755       $  27,045
   Income Taxes                                                            $   8,745       $   3,350
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                       $   1,530       $   1,488
   Loans made to finance real estate acquired in settlement of loans       $     801       $     695
   Loans made to finance sales of investments in real estate               $   3,960       $   1,924
   Dividends payable                                                       $     902       $     857

Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
December 31, 1998

A.  Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engaged in banking, mortgage banking, mezzanine financing and real estate activities. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA") and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1998, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

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

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three months period ended December 31, 1998 and 1997, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

COMPUTATION OF PER SHARE EARNINGS

(dollars in thousands except per share data)                                    THREE MONTHS ENDED
                                                                   DECEMBER 31, 1998          December 31, 1997
                                                                ----------------------------------------------------
Basic

Net income                                                                   $2,473                     $1,764
                                                                -----------------------------------------------

Average common shares                                                         5,719                      5,695
                                                                -----------------------------------------------

Earnings per common share - basic                                            $ 0.43                     $ 0.31
                                                                -----------------------------------------------

Diluted

Net income                                                                   $2,473                     $1,764
                                                                -----------------------------------------------

Average common shares - basic                                                 5,719                      5,695
Incremental shares outstanding                                                  119                        174
                                                                -----------------------------------------------
Average common shares - diluted                                               5,838                      5,869
                                                                -----------------------------------------------

Earnings per common share - diluted                                          $ 0.42                     $ 0.30
                                                                -----------------------------------------------

         Below is a reconciliation for the nine months period ended December 31, 1998 and 1997, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

 (dollars in thousands except per share data)                                    NINE MONTHS ENDED
                                                                   DECEMBER 31, 1998           December 31,1997
                                                                ----------------------------------------------------
Basic

Net income                                                                   $7,924                     $5,047
                                                                -----------------------------------------------

Average common shares                                                         5,761                      5,671
                                                                -----------------------------------------------

Earnings per common share - basic                                            $ 1.38                     $ 0.89
                                                                -----------------------------------------------

Diluted

Net income                                                                   $7,924                     $5,047
                                                                -----------------------------------------------

Average common shares - basic                                                 5,761                      5,671
Incremental shares outstanding                                                  167                        146
                                                                -----------------------------------------------
Average common shares - diluted                                               5,928                      5,817
                                                                -----------------------------------------------

Earnings per common share - diluted                                          $ 1.34                     $ 0.87
                                                                -----------------------------------------------

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

         Comprehensive income for the first three and nine months of fiscal year 1999 and 1998 is calculated as follows:

(dollars in thousands)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                     1998              1997              1998              1997
                                                                    -------------------------------------------------------------
Unrealized (losses)/gains, net recognized in
  Other comprehensive income:
  Before income tax                                                 $(2,688)          $   376           $(2,040)          $ 3,018
   Income tax                                                        (1,020)              314              (775)            1,158
                                                                    -------------------------------------------------------------
  Net of income tax                                                 $(1,668)          $    62           $(1,265)          $ 1,860
                                                                    -------------------------------------------------------------
Amounts reported in net income:
  (Losses)/gains on sale of securities                              $     0           $   (46)          $   469           $   (46)
  Net amortization (accretion)                                           40               (15)              107                 4
                                                                    -------------------------------------------------------------
  Reclassification adjustment                                            40               (61)              576               (42)
  Income tax (expense)/benefit                                          (15)               35              (219)               13
                                                                    -------------------------------------------------------------
  Reclassification adjustment, net of tax                                25               (26)              357               (29)
                                                                    -------------------------------------------------------------
Amounts reported in other comprehensive income:
  Unrealized (losses)/gains arising during period, net of tax        (1,643)               36              (908)            1,831
  Reclassification adjustment, net of tax                                25               (26)              357               (29)
                                                                    -------------------------------------------------------------
    Unrealized (losses)/gains, net recognized in
    Other comprehensive income                                       (1,668)               62            (1,265)            1,860
Net income                                                            2,473             1,764             7,924             5,047
                                                                    -------------------------------------------------------------
Total comprehensive income                                          $   805           $ 1,826           $ 6,659           $ 6,907
                                                                    -------------------------------------------------------------

F.  Year 2000

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four-digits, to indicate the year. These computer systems, using a two-digit format, will be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations. In addition, many software programs and automated systems could fail to recognize the year 2000 as a leap year. The problem is not necessarily limited to computer systems, or any particular industry or field. Year 2000 issues could potentially affect any system that has an embedded microchip containing this flaw, such as alarm systems, vaults and elevators.

          The Company is committed to addressing the Year 2000 issues and has developed a comprehensive business plan to manage these issues. The Company established Team2000, a group of key employees, mission critical vendors and an outside consulting firm to address the Year 2000 issues. Team2000 is responsible for ensuring that its in-house processing, service providers, and software vendors are fully compliant with the Year 2000 requirements. Team2000 has taken a proactive approach in ensuring Year 2000 compliance. In addition, subcommittees have been established throughout the Company to identify, address and mitigate key Year 2000 issues in the organization. Furthermore, Team2000 launched an awareness campaign during 1998 that was designed to raise the awareness and encourage input from all Company employees. The Company's Executive Management Team receives progress updates on a monthly basis and the Board of Directors receives updates on a quarterly basis.

         The Company's Year 2000 plan has five phases: inventory, assessment, renovation, validation and implementation. During the inventory phase, Team2000 identified all areas with potential Year 2000 issues. All hardware and software systems, including all of its equipment such as elevators, alarm systems, ATMs, vault locks, etc. that may contain embedded systems have been identified. The assessment phase involved detailed analysis and planning to determine the method of renovation. Additionally, during the assessment phase, Team2000 categorized each issue into one of three levels of priority: mission critical, important and non-mission critical. The levels of priority were determined based on the significance of the potential impact on the Company. The inventory and assessment phases are complete. The renovation and validation phases are currently in progress. Team2000 has prepared a series of procedures to test each application based on its level of priority. In order to protect current operations, an isolated test environment has been created to test network and software applications. Testing includes applications, operating systems, hardware, databases and internal and external interfaces. Testing will ensure that applications, and the environment they operate in, can properly process data and dates without compromising computer-based entries and record keeping associated with the Year 2000 date change. Team2000s goal is to be 90% complete with testing by March 31, 1999 and 98% complete by June 30, 1999. The implementation phase will include any necessary training of users on newly compliant systems, as well as, introduction of such systems into live operating environments.

         Like many other companies, the operations of the Company are interconnected with service providers and vendors who provide equipment, technology and/or software. Therefore, the Company's operations could be materially affected if those parties fail to achieve Year 2000 readiness. The Company remains in constant communication with key service providers and vendors. The Company has required service providers to submit in writing their expected and/or achieved Year 2000 date of compliance. Team2000 identified and is tracking more than 200 individual service providers and vendors in the assessment phase. The Company is monitoring the renovation and testing efforts of service providers. Additionally, Team2000 is conducting testing of vendors and vendor provided products. Team2000 has made decisions on a case-by-case basis to determine whether to continue the current relationship with each vendor or to replace the product or service. At December 31, 1998, approximately 67% of service providers are compliant or have been retired.

         The Company is developing a contingency plan for each system or service, should Year 2000 compliance not be achieved by specific deadlines. The contingency plans will document the course of action the Company will take for each system that is non-compliant. These plans are being designed to allow the Company to continue conducting business without compromising computer-based transactions. Moreover, it is possible that a loss of utilities, such as electricity, water, telephone service, etc., could cause a disruption of the Company's alarm systems, vaults, elevators, etc. To the extent possible, the Company's contingency plans will incorporate these risks. Since it is difficult to predict all possible scenarios, the Company intends to continue to revise these plans on an ongoing basis until all problems are identified and resolved.

         In addition, Team2000 is responsible for evaluating the level of Year 2000 compliance of material customers including, funds takers, funds providers and capital market/asset management counterparties. Customers representing material Year 2000 related risk have been identified and contacted. The Company is continuing to monitor these customers' level of preparedness as related to the Year 2000 issues. Once the individual and aggregate risk to the Company is evaluated, management will develop and implement appropriate controls to manage and mitigate any risk. In addition, during 1999, Team2000 plans to implement an awareness campaign for our customers to respond to questions regarding Year2000 issues and the Company's state of readiness.

         The Company believes it has addressed each issue related to the Year 2000 and has taken the necessary steps to minimize the operational, regulatory and legal risks associated. However, like other banks, the Company may experience a decline in the Bank's deposit base if customers withdraw a significant amount of deposited funds prior to the year 2000. The Company is currently addressing the Bank's liquidity issues as related to the Year 2000. Team2000 has also addressed the issues related to loan payment performance by borrowers. It is possible that borrowers may encounter Year 2000 related issues that could affect their ability to repay loans according to the agreed upon terms. Team2000 has identified and assessed the Company's more significant relationships. While none of these relationships have reported any expectation of material adverse impact as a result of Year2000, the Company will continue to monitor these relationships.

         The Company has incurred approximately $500,000 in expenses related to the Year 2000 requirements. The Company estimates the total cost associated with Year 2000 issues will be approximately $600,000. The Company has identified and developed plans for all mission critical applications; however, additional expenses may be incurred if problems are encountered which were not previously identified. At this time, management does not believe these expenses will have a material effect on the operations or financial performance of the Company. However, the above discussion includes a number of forward-looking statements. The statements are based upon the information currently available to the Company as related to Year 2000 compliance efforts and the impact on the Company's operations by Year 2000 issues. Various factors could influence actual results to differ materially from those expected through the Company's current assessment and estimates, including certain factors that are beyond the Company's control. The factors include, in part: (a) the Company's ability to successfully identify systems and programs that are not Year 2000 compliant,
(b) the Company's ability to successfully identify the nature and estimate the cost associated with upgrading or replacing these systems and programs, (c) the ability of third parties to successfully address and resolve their Year 2000 issues by the required deadlines and (d) the Company's ability to successfully implement contingency plans if needed.


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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be redesignated and documented pursuant to the provisions of this statement. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement and should not be applied retroactively to financial statements of prior periods. Adoption of this statement is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operation.

H.   Trust Preferred Securities

         On July 29, 1998, the Company closed a public offering of 1,150,000 of Trust Preferred Securities offered and sold by EBI Capital Trust I ("the Trust"), having a liquidation amount of $25.00 each. The Company owns all assets of the Common Securities of the Trust. The Trust's sole assets are the subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities. Total proceeds to the Company from the offering were $28,750,000. The Company contributed $11,000,000 to the Bank to increase the Bank's capital ratios to support growth, for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well capitalized". The Bank used these proceeds to increase its investment securities available for sale portfolio. Additionally, approximately $4,300,000 was used to repay existing debt associated with the Company's real estate investment Rivermoore Park, LLP and to invest in investment grade preferred securities, held as available for sale by the holding company, of approximately $3,500,000. The remainder of the net proceeds was used for general corporate purposes.

I.  Treasury Stock

         During the second quarter of fiscal 1999, the Company' Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of December 31, 1998, the Company had repurchased 174,750 shares with a cost of approximately $3,177,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)


                                                                                                        Change from
                                                                  QUARTER ENDED                       Dec. 31, 1998 to
                                                  DEC. 31,        Sept. 30,        Dec. 31,        Sept. 30,     Dec. 31,
For the quarter:                                    1998             1998            1997            1998          1997
                                                 ------------------------------------------------------------------------
Net income                                       $    2,473       $    2,471       $  1,764          0.08%         40.19%
Per common share:
  Net income per common share-basic                    0.43             0.42           0.31          2.38          38.71
  Net income per common share-diluted                  0.42             0.41           0.30          2.44          40.00
  Dividends declared                                   0.16             0.16           0.15            --           6.67
  Book value per share                                13.22            13.38          12.84         (1.20)          2.96
  Average common shares outstanding-basic             5,719            5,788          5,695         (1.19)          0.42
  Average common shares outstanding-diluted           5,838            5,955          5,869         (1.96)         (0.53)

Profitability ratios: (%)
  Return on average assets                             0.74%            0.85%          0.81%       (12.94)         (8.64)
  Return on average equity                            12.54            13.03           9.71         (3.76)         29.15
  Efficiency ratio                                    72.48            70.05          75.44          3.47          (3.92)
  Net interest margin - taxable equivalent             3.40             3.02           4.04         12.58         (15.84)
  Equity to assets                                     5.45             6.23           7.83        (12.52)        (30.40)
At quarter end:
  Loans held for sale                            $  419,880       $  368,318       $128,987         14.00         225.52
  Loans receivable, net                             575,598          521,271        545,073         10.42           5.60
  Reserve for loan losses                             7,550            7,184          6,265          5.09          20.51
  Assets                                          1,367,209        1,242,640        934,458         10.02          46.31
  Deposits                                          885,718          773,587        604,514         14.49          46.52
  FHLB advances and other borrowings                340,150          308,400        230,716         10.30          47.43
  Stockholders' equity                               74,524           77,420         73,203         (3.74)          1.80



                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                            1998         1997         Change
                                                     ----------------------------------------
For the nine months:
Net income                                                 $7,924        $5,047       57.00%
Per common share:
  Net income per common share-basic                          1.38          0.89        55.06
  Net income per common share-diluted                        1.34          0.87        54.02
  Dividends declared                                         0.48          0.45         6.67
  Average common shares outstanding-basic                   5,761         5,671         1.59
  Average common shares outstanding-diluted                 5,928         5,817         1.91

Profitability ratios: (%)
  Return on average assets                                  0.87%         0.79%       10.13%
  Return on average equity                                  13.86          9.45        46.67
  Efficiency ratio                                          69.24         74.62       (7.21)
  Net interest margin - taxable equivalent                   3.15          4.17      (24.46)

Overview
         The Company's net income for the third quarter ended December 31, 1998, increased 40% to $2.5 million or $.42 per diluted share compared to $1.8 million or $.30 per diluted share for the third quarter ended December 31, 1997. Net income for the nine month period ended December 31, 1998 increased 57% to $7.9 million or $1.34 per diluted share compared to $5.0 million or $.87 per diluted share for the nine month period ended December 31, 1997. The increase is primarily attributable to higher levels of net interest income as a result of the Company's loan growth.

         The Company's subsidiary, Eagle Bancshares Capital Group, Inc., was a significant contributor to the Company's performance during the quarter, providing additional interest income of $2.2 million as a result of the repayment of $10.5 million in mezzanine loans. Eagle Bancshares Capital Group, Inc., provides mezzanine financing to small-and-medium sized businesses.

Earnings Highlights
(Three month period ended December 31, 1998, compared to the three month period ended December 31, 1997)
- Net interest income increased $2,278,000 million or 28.85% to $10,174,000 for the quarter ended December 31, 1998 compared to $7,896,000 for the three month period last year. The net interest margin was 3.40% for the quarter ended December 31, 1998. Removing the effect of the additional interest income generated by Eagle Bancshares Capital Group, the net interest margin would have been 2.68%.
- The provision for loan losses remained stable at $627,000 for the current quarter compared to $657,000 for the same period one year ago. Total non-performing and problem assets declined to $14,043,000 or 1.03% of total assets at December 31, 1998 compared to $14,471,000 or 1.55% for the same quarter last year.
- Non-interest income increased $305,000 or 6.43% to $5,052,000 for the quarter ended December 31, 1998 from $4,747,000 for the three month period last year. The increase is attributable to higher mortgage production fees. The Company closed $343,543,000 of loans held for sale during the current quarter compared to $175,657,000 for the three month period last year.
- Non-interest expenses increased $1,498,000 or 15.71% to $11,036,000 from $9,538,000 for the same period last year. The efficiency ratio improved to 72.48% for the quarter ended December 31, 1998 from 75.44% for the same period last year.
- Return on average shareholders' equity was 12.54% for the current quarter compared to 9.71% for the same period a year ago. Shareholders' equity was $74,524,000 or $13.22 per share at December 31, 1998.
-        Total assets grew $432,751,000 or 46.31% to $1,367,209,000 at December
         31, 1998 from $934,458,000 at December 31, 1997. Return on average assets was .74% for the current quarter compared to .81% for the same quarter a year ago.

Earnings Highlights
(Nine month period ended December 31, 1998, compared to the nine month period ended December 31, 1997)
- Net interest income increased $2,470,000 or 10.47% to $26,071,000 for the nine month period ended December 31, 1998 compared to $23,601,000 for the nine month period last year. The increase was achieved through growth in average assets, primarily an increase in average loans.
- Non-interest income for the nine month period increased $6,357,000 or 53.91% to $18,148,000 from $11,791,000 for the nine month period last year. The increase is mainly attributable to higher mortgage production fees.
- Non-interest expenses increased $4,208,000 or 15.93% to $30,619,000 compared to $26,411,000 for the same period last year. The efficiency ratio improved to 69.24% for the nine month period ended December 31, 1998 compared to 74.62% for the nine month period last year.
- Return on average shareholders' equity was 13.86% for the nine month period ended December 31, 1998 compared to 9.45% for the same period a year ago.
- Return on average assets was .87% for the current nine months compared to .79% for the same period last year.

EARNINGS ANALYSIS

Net Interest Income - Quarterly Analysis
         Net interest income increased by $2,278,000 or 28.85% to $10,174,000 in the third quarter of fiscal 1999 from $7,896,000 for the same quarter last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) declined 81 basis points to 3.14% from 3.95% in the same period last year. The yield on interest-earning assets decreased 93 basis points to 8.34% from 9.27%, while the cost of interest-bearing liabilities decreased 12 basis points to 5.20% from 5.32%. Removing the effect of the additional interest income generated by Eagle Bancshares Capital Group, the net interest spread would have been 2.44%, a decrease of 151 basis points. During a period of declining interest rates, the yield on interest-earning assets declines more immediately while the reduction in the cost of the Company's interest-bearing liabilities is slower to take effect. The Company anticipates the spread will show a moderate improvement in the future as the decrease in interest rates reduces the cost of interest-bearing liabilities.

         Interest income received on loans increased $5,695,000 or 36.87% to $21,142,000 for the third quarter of fiscal 1999 from $15,447,000 in fiscal 1998. The increase in interest received on loans was attributable to the interest contributed by Eagle Bancshares Capital Group and originations of conforming single family mortgages held for sale. The Company's subsidiary, Eagle Bancshares Capital Group provided interest income of $2,229,000 as a result of the repayment of $10,578,000 in mezzanine loans. While interest income on loans increased, the yield on loans receivable declined 23 basis points to 10.28% for the quarter compared to 10.51% in the same quarter last year. Removing the effect of the $2,229,000 of interest income received by Eagle Bancshares Capital Group the on loans receivable which would have been 8.77%. Interest income on loans held for sale increased $4,769,000 or 276.46% due to the increase in loan volume experienced in the Company's mortgage banking line of business. The yield declined 15 basis points to 6.51% for the quarter compared to 6.36 % in the same quarter last year. Interest received on mortgage-backed securities increased $480,000 or 40.17% to $1,675,000 for the third quarter of fiscal 1999 from $1,195,000 in the third quarter of fiscal 1998. Interest received on investment securities increased $1,088,000 or 72.49% to $2,589,000 in fiscal 1999 from $1,501,000 in the prior period.

         Interest expense increased $4,985,000 or 48.65% to $15,232,000 for the third quarter of fiscal 1999 from $10,247,000 in the third quarter of fiscal 1998. This is primarily the result of growth in deposits and FHLB advances and other borrowings. Interest expense on deposits increased $3,015,000 or 40.24% to $10,507,000 from $7,492,000 in the same period in the prior year. The cost of deposits remained relatively stable at 5.19% during the quarter compared to 5.17% in the same quarter last year. Interest expense on FHLB advances and other borrowings increased $1,340,000 or 48.64% to $4,095,000 for the third quarter of fiscal 1999 from $2,755,000 in the third quarter of fiscal 1998. The Bank's cost of FHLB advances and other borrowings decreased 86 basis points to 4.92% from 5.78% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities for the third quarter of fiscal 1999 was $630,000. The Company issued $28,750,000 of trust preferred securities during the second quarter of fiscal 1999.

Net Interest Income - Nine Month Analysis
         Net interest income increased by $2,470,000 or 10.47% to $26,071,000 during the first nine months of fiscal 1999 from $23,601,000 for the same period last year. This increase resulted from growth in interest earning assets primarily through loan originations. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) declined 116 basis points to 2.78% from 3.94% in the same period last year. The primary reason for the decrease was the decrease in the yield on interest-earning assets. Yield on interest-earning assets declined 109 basis points to 8.13% from 9.22% while the cost of interest-bearing liabilities increased 7 basis points to 5.35% from 5.28%. During a period of declining interest rates, the yield on interest-earning assets declines more immediately while the reduction in the cost of the Company's interest-bearing liabilities is slower to take effect. The Company anticipates the spread will show a moderate improvement in the future as the decrease in interest rates reduces the cost of interest-bearing liabilities.

         Interest income received on loans increased $13,549,000 or 30.63% to $57,784,000 for the first nine months of fiscal 1999 from $44,235,000 in fiscal 1998. The increase in interest received on loans was primarily attributable to growth in originations of conforming single family mortgages held for sale. The yield on the loan portfolio (including loans receivable and loans held for sale) declined 134 basis points to 8.38% for the first nine months of fiscal 1999 compared to 9.72% in the same period last year. Interest received on mortgage-backed securities increased $466,000 or 12.38% to $4,229,000 for the first nine months of fiscal 1999 from $3,763,000 in the first nine months of fiscal 1998. Interest received on investment securities increased $1,481,000 or 31.81% to $6,137,000 in fiscal 1999 from $4,656,000 in the prior period.

         Interest expense increased $13,026,000 or 44.84% to $42,079,000 for the first nine months of fiscal 1999 from $29,053,000 in the same period of fiscal 1998. This is primarily the result of growth in deposits and FHLB advances and other borrowings. Interest expense on deposits increased $9,552,000 or 44.15% to $31,188,000 from $21,636,000 in the same period in the prior year. The cost of deposits increased 20 basis points to 5.33% during the period from 5.13% in the prior period. Interest expense on FHLB advances and other borrowings also increased $2,410,000 or 32.49% to $9,827,000 for the first nine months of fiscal 1999 from $7,417,000 in the same period of fiscal 1998. The Bank's cost of FHLB advances and other borrowings decreased 55 basis points to 5.20% from 5.75% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities for the first nine months of fiscal 1999 was $1,064,000.

Interest Rate and Market Risk
         The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. The Company's net interest income simulation includes all financial assets and liabilities.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of December 31, 1998, the expected rate simulation indicated a decline in annual net interest income of $61,000 or 0.16% relative to the unchanged rate simulation and a $5,958,000 or 7.27% decline in market value. This compares to March 31, 1998, which indicated a decline in annual net interest income of $314,000 or 0.86% relative to the unchanged rate simulation and a $49,000 or 0.07% decline in market value.

         As of December 31, 1998, management estimates the Company's annual net interest income would increase approximately $2,844,000 or 7.56%, and decrease approximately $3,868,000 or 10.28% should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. As of March 31, 1998, the simulation indicated an increase of approximately $3,430,000 or 9.40% and a decrease of approximately $3,866,000 or 10.59%.

         A fair value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over December 31, 1998, estimates a $6,781,000 or 10.13% decrease in market value. The Company estimates a like decrease in market rates would decrease market value $6,805,000 or 10.17%. These changes in market value represent less that 5.00% of the total carrying value of total assets at December 31, 1998. Comparatively, at March 31, 1998, an instantaneous increase in market rates of 100 basis points would increase market value approximately $521,000 or 0.89%, while a like decrease in rates would decrease market value approximately $3,278,000 or 5.62%.

         These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin decreased to 3.40% for the third quarter of fiscal 1999 from 4.08% for the same period last year. In addition, the net interest margin decreased to 3.15% for the first nine months of fiscal 1999 from 4.17% for the same period one year ago. The average balance sheets on the next page present the individual components of net interest income and expense, net interest spread and net interest margin. The decline in the net interest margin in the third quarter and first nine months of fiscal 1999 is primarily attributable to the decrease in the yield on interest earning assets caused b the decline in market rates during the period.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters and nine months ended December 31, 1998 and 1997:

AVERAGE BALANCE SHEET
Three months ended December 31,

                                                                        1998                                 1997
                                                          AVERAGE                   YIELD/      Average                  Yield/
(dollars in thousands)                                    BALANCE     INTEREST       COST       Balance     Interest      Cost
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                       $569,865     $14,648      10.28%     $522,084     $13,722      10.51%
Loans held for sale                                        398,831       6,494       6.51%      108,572       1,725       6.36%
Mortgage-backed securities                                  99,323       1,675       6.75%       65,978       1,195       7.24%
FHLB stock                                                  12,737         238       7.47%        9,439         167       7.08%
Taxable investments(2)                                      81,044       1,261       6.22%       39,275         665       6.77%
Tax-exempt investment securities(2)                         66,465       1,315       7.91%       39,816         784       7.88%
Interest earning deposits and federal funds                  2,098          29       5.53%        3,815          27       2.83%
--------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                            1,230,363     $25,660       8.34%      788,979     $18,285       9.27%
Non-interest earning assets                                111,912                               85,640
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $1,342,275                             $874,619
--------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                          $ 37,378       $ 233       2.49%      $40,092       $ 253       2.52%
Checking                                                   104,623         884       3.38%       65,882         246       1.49%
Money market                                                76,960         887       4.61%       33,157         261       3.15%
Certificates of deposit                                    590,058       8,503       5.76%      440,987       6,732       6.11%
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                                             809,019      10,507       5.19%      580,118       7,492       5.17%
FHLB advances and other borrowings                         332,972       4,095       4.92%      190,777       2,755       5.78%
Trust preferred securities                                  28,750         630       8.77%            -           -           -
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                       1,170,741     $15,232       5.20%      770,895     $10,247       5.32%
Non-interest bearing deposits                               51,137                               23,003
Non-interest bearing liabilities                            41,525                                8,040
Stockholders' equity                                        78,872                               72,681
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                            $1,342,275                             $874,619
--------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                               $10,428       3.14%                  $ 8,038       3.95%
Taxable-equivalent adjustment                                             (254)                                (142)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                            $10,174                              $ 7,896
Net interest earning assets/net interest margin           $ 59,622                   3.40%     $ 18,084                   4.08%
Interest earning assets as a percentage of
  Interest bearing liabilities                             105.09%                              102.35%
--------------------------------------------------------------------------------------------------------------------------------

(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET
Nine months ended December 31,

                                                                       1998                                 1997
                                                          AVERAGE                   YIELD/      Average                  Yield/
(dollars in thousands)                                    BALANCE     INTEREST       COST       Balance    Interest       Cost
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets
--------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                       $549,766     $39,585       9.60%     $521,817     $39,982      10.22%
Loans held for sale                                        369,139      18,199       6.57%       84,950       4,253       6.68%
Mortgage-backed securities                                  81,794       4,229       6.89%       69,045       3,763       7.27%
FHLB stock                                                  10,521         594       7.53%        8,585         487       7.56%
Taxable investments(2)                                      41,141       2,082       6.75%       40,554       2,206       7.25%
Tax-exempt investment securities(2)                         71,237       3,884       7.27%       35,058       2,103       8.00%
Interest earning deposits and Federal funds                  1,990          98       6.57%        7,129         274       5.12%
--------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                            1,125,588     $68,671       8.13%      767,138     $53,068       9.22%
Non-interest earning assets                                 91,409                               85,270
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $1,216,997                             $852,408
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
--------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                          $ 38,174       $ 720       2.51%      $43,023       $ 807       2.50%
Checking                                                   100,607       2,765       3.66%       62,069         876       1.88%
Money market                                                63,274       2,137       4.50%       28,122         679       3.22%
Certificates of deposit                                    577,622      25,566       5.90%      428,849      19,274       5.99%
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                                             779,677      31,188       5.33%      562,063      21,636       5.13%
FHLB advances and other borrowings                         252,041       9,827       5.20%      172,034       7,417       5.75%
Trust preferred securities                                  15,998       1,064       8.87%           --          --          --
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                       1,047,716     $42,079       5.35%      734,097     $29,053       5.28%
Non-interest bearing deposits                               45,551                               21,848
Non-interest bearing liabilities                            47,525                               25,277
Stockholders' equity                                        76,205                               71,186
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                            $1,216,997                             $852,408
--------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                               $26,592       2.78%                  $24,015       3.94%
Taxable-equivalent adjustment                                            (521)                                (414)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                            $26,071                              $23,601
Net interest earning assets/net interest margin           $ 77,872                   3.15%     $ 33,041                   4.17%
Interest earning assets as a percentage of
  Interest bearing liabilities                             107.43%                              104.50%
--------------------------------------------------------------------------------------------------------------------------------

(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income
         Non-interest income increased by $305,000 or 6.43% to $5,052,000 for the third quarter of fiscal 1999 from $4,747,000 for the same period last year. In addition, non-interest income increased by $6,357,000 or 53.91% to $18,148,000 for the first nine months of fiscal 1999 from $11,791,000 for the same period last year.

         Mortgage production fees are the largest component of non-interest income and these fees increased $791,000 or 32.23% to $3,245,000 for the third quarter of fiscal 1999 compared to $2,454,000 in the same period last year. For the first nine months of fiscal 1999, mortgage production fees increased $4,581,000 or 69.69% to $11,154,000 compared to $6,573,000 for the same period one year ago. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The Company has experienced an increase in the dollar amount of loans sold due to the low interest rate environment stimulating consumer demand and the addition of a wholesale loan origination business in September 1997. The decline in the margin earned is attributable to the increase in the percent of wholesale loan closings to total closings. The Company earns a lower margin on wholesale loans, but has significantly lower cost associated with loan closings when compared to the Company's retail loan production business.

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   DECEMBER 31,                   DECEMBER 31,
(dollars in thousands)                        1998            1997            1998           1997
                                           ---------------------------------------------------------
Mortgage production fees                    $  3,245        $  2,454      $   11,154       $  6,573
Dollar volume sold                          $291,981        $132,594      $1,023,802       $452,601
Margin earned                                   1.11%           1.85%           1.09%          1.45%

         Service charges increased $75,000 or 16.97% to $517,000 in the third quarter of fiscal 1999 compared to $442,000 in the third quarter of fiscal 1998. In addition, for the first nine months service charges increased $132,000 or 9.19% to $1,568,000 compared to $1,436,000 for the same period last year. This is the result of growth in the number of checking accounts during the year.

          Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. These sources of revenue decreased by $418,000 or 47.39% to $464,000 for the third quarter of fiscal 1999 compared to $882,000 for the same quarter last year. During the current quarter, 42 lots were sold compared to 39 lots in the same quarter last year. Gains on sales of real estate and real estate commissions increased $263,000 or 15.42% to $1,969,000 for the first nine months of fiscal 1999 compared to $1,706,000 for the same period one year ago. For the first nine months of fiscal 1999, 134 lots were sold compared to 110 lots for the same period last year. The Bank provides construction loan financing to approved builders for lot sales in each of its development projects. Gains on sales of lots are deferred until these loans are repaid, creating timing differences in the recognition of income. While the number of lot sales increased for the third quarter and first nine months of fiscal 1999, the number of loans financed by the Bank also increased causing an increase in gains deferred. In the third quarter of fiscal 1999, loans made to finance the sales of investments in real estate were $1,242,000 compared to $600,000 for the same period one year ago. In addition, for the first nine months of fiscal 1999, loans made to finance the sales of investments in real estate were $3,960,000 versus $1,924,000 for the same period last year.

Non-Interest Expense
         Non-interest expense increased by $1,498,000 or 15.71% to $11,036,000 for the third quarter of fiscal 1999 from $9,538,000 for the same period last year. In addition, for the first nine months of fiscal 1999 non-interest expense increased $4,208,000 or 15.93% to $30,619,000 from $26,411,000 for the same period last year. In general the increase in all categories of non-interest expense is attributable to the Company's rapid growth. Non-interest expense for the nine months as a percent of total assets at December 31, 1998 was 2.24% versus 2.83% for the nine months ended December 31, 1997.

         Salaries and employee benefits increased $970,000 or 19.39% to $5,973,000 for the third quarter of fiscal 1999 from $5,003,000 for the same period last year. For the first nine months of fiscal 1999, salaries and employee benefits increased $1,891,000 or 13.02% to $16,418,000 compared to $14,527,000 for the same period one year ago. This increase is due to the addition of employees to support the Company's growth. Occupancy expense increased $79,000 or 5.94% to $1,409,000 in the third quarter of fiscal 1999 from $1,330,000 for the same period last year. During the first nine months of fiscal 1999, occupancy expense increased $502,000 or 14.66% to $3,926,000 compared to $3,424,000 for the same period one year ago. Federal insurance premiums increased $89,000 or 127.14% to $159,000 for the third quarter of fiscal 1999 from $70,000 for the same period last year. In addition, for the first nine months of fiscal 1999, federal insurance premiums increased $207,000 or 99.04% to $416,000 from $209,000 in the same period last year. The increase is due to the increase in deposits from the prior year. In the third quarter of fiscal 1999, marketing expense increased $286,000 or 102.51% to $565,000 compared to $279,000 for the same quarter last year. In addition, marketing expense increased $846,000 or 119.15% to $1,556,000 for the first nine months of fiscal 1999 from $710,000 for the same period one year ago.

         Provisions for losses on real estate acquired in settlement of loans increased $6,000 or 2.67% for the third quarter of fiscal 1999 to $231,000 versus $225,000 for the same period last year. The increase in the provision is primarily due to one property located in Hinesville, Georgia, consisting of approximately 63 acres of land. For the first nine months of fiscal 1999, provisions for losses on real estate acquired in settlement of loans decreased $284,000 or 55.15% to $231,000 compared to $515,000 for the same period last year.

         Miscellaneous expenses decreased $70,000 or 3.28% to $2,062,000 for the third quarter of fiscal 1999 from $2,132,000 for the same period last year. For the first nine months of fiscal 1999, miscellaneous expenses increased $752,000 or 13.63% to $6,270,000 compared to $5,518,000 for the same period one year ago.

BALANCE SHEET ANALYSIS

Investment Securities
         During the first nine months of fiscal 1999, investment securities increased to $250,468,000 from $162,874,000 at March 31, 1998 and $155,384,000 at December 31, 1997. The investment securities portfolio at December 31, 1998, was comprised of $44,218,000 of investment securities held to maturity at amortized cost compared to $58,138,000 and $69,154,000 at March 31, 1998 and December 31,1997, respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $206,250,000 at December 31,1998 compared to $104,736,000 and $86,230,000 at March 31, 1998 and December 31, 1997, respectively. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $427,000 at December 31, 1998 versus a net unrealized gain of $838,000 at March 31, 1998.

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

         During the first nine months of fiscal 1999, the Company used proceeds from the issuance of trust preferred securities to leverage its balance sheet. The Bank purchased a collateralized mortgage obligation to increase the investment securities available for sale portfolio and the Company purchased investment grade preferred stocks, also classified as available for sale. In addition, due to rapid repayment as a result of declining interest rates, the Bank sold a GNMA mortgage-backed security with a book value of approximately $7,000,000, recognizing a gain of approximately $198,000.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at December 31, 1998, March 31, 1998 or December 31, 1997.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

------------------------------------------------------ -------------------- -------------------- --------------------
(dollars in thousands)                                      DECEMBER 31,          March 31,           December 31,
                                                               1998                 1998                 1997
------------------------------------------------------ -------------------- -------------------- --------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                     $ 18,990             $ 36,188             $ 46,686
  Mortgage-backed securities                                    8,270                5,010                5,419
  Corporate bonds                                               7,433                7,431                7,431
  Other debt securities                                         9,525                9,509                9,618
------------------------------------------------------ --------------- -------------------- --------------------
        Total                                                $ 44,218             $ 58,138             $ 69,154
------------------------------------------------------ --------------- -------------------- --------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                     $ 29,813             $ 16,068              $ 7,721
  Mortgage-backed securities                                  101,971               70,626               60,180
  Corporate Bonds                                               2,035                2,037                2,030
  Other debt securities                                        60,276                3,795                3,889
  Equity securities - preferred stock                          12,155               12,210               12,410
------------------------------------------------------ --------------- -------------------- --------------------
         Total                                               $206,250             $104,736             $ 86,230
------------------------------------------------------ --------------- -------------------- --------------------
Total Investment Securities:
  US Treasury and US Government Agencies                     $4 8,803             $ 52,256             $ 54,407
  Mortgage-backed securities                                  110,241               75,636               65,599
  Corporate bonds                                               9,468                9,468                9,461
  Other debt securities                                        69,801               13,304               13,507
  Equity securities                                            12,155               12,210               12,410
------------------------------------------------------ --------------- -------------------- --------------------
          Total                                              $250,468             $162,874             $155,384
------------------------------------------------------ --------------- -------------------- --------------------


Loan Portfolio and Concentration
         The loan portfolio has grown $30,525,000 or 5.60% to $575,598,000 at December 31, 1998, compared to $545,073,000 at December 31, 1997.

         Construction and acquisition and development loans, including the undisbursed portion of loans in process, increased $7,218,000 or 2.85% to $260,530,000 at December 31, 1998, from $253,312,000 at December 31, 1997.
Construction and acquisition and development loans represent 38.42% of gross loans receivable at December 31, 1998, remaining relatively stable when compared to 40.09% at December 31, 1997. Residential mortgage loans increased $38,725,000 or 19.18% to $240,617,000 at December 31, 1998 from $201,892,000 at December 31,
1997. Residential mortgage loans represent 35.49% of gross loans receivable compared to 31.96% at December 31, 1997. Home equity and second mortgage loans increased $13,869,000 or 30.62% to $59,169,000 compared to $45,300,000 at
December 31, 1997. These loans represent 8.73% of gross loans at December 31, 1998 compared to 7.17% last year.

         Non-residential mortgage loans decreased $11,492,000 or 15.66% to $61,902,000 at December 31, 1998 from $73,394,000 at December 31, 1997.
Commercial loans increased $4,502,000 or 31.71% to $18,700,000 at December 31, 1998 compared to $14,198,000 at December 31, 1997. The Company's equipment leasing portfolio continued to repay. Consumer loans increased $273,000 or 0.84% to $32,693,000 at December 31, 1998 compared to $32,420,000 at December 31, 1997.

LOAN PORTFOLIO MIX

                                                     DEC. 31,      % OF GROSS    March 31,   % of Gross    Dec. 31,     % of Gross
(dollars in thousands)                                 1998           LOANS        1998        Loans         1997          Loans
---------------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                     $201,263        29.68%      $197,811       31.90%     $217,494       34.42%

    Acquisition & Development                          59,267          8.74        41,992         6.77       35,818         5.67
Real Estate - mortgage loans
    Non-Residential                                    61,902          9.13        82,261        13.26       73,394        11.62

    Residential                                       240,617         35.49       192,994        31.12      201,892        31.96
    Home equity and second mortgages                   59,169          8.73        46,218         7.45       45,300         7.17
---------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                              $622,218         91.77      $561,276        90.50     $573,898        90.84
---------------------------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                       $ 18,700          2.76      $ 15,681         2.53       14,198         2.25
    Leases                                              4,383          0.65         9,463         1.53       11,230         1.78
    Consumer and other                                 32,693          4.82        33,755         5.44       32,420         5.13
---------------------------------------------------------------------------------------------------------------------------------
Total other loans                                    $ 55,776          8.23      $  8,899         9.50     $ 57,848         9.16
---------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                         $677,994        100.00      $620,175       100.00     $631,746       100.00
---------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans
         in process                                   (94,164)                    (77,302)                  (79,190)
    Deferred fees and other unearned income              (682)                       (636)                   (1,218)
    Reserves for loan losses                           (7,550)                     (6,505)                   (6,265)
---------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                $575,598                    $535,732                  $545,073
=================================================================================================================================


Non-Performing Assets
         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, decreased by $861,000 or 5.78% to $14,043,000 at December 31, 1998 from $14,904,000 at March 31, 1998.
Additionally, total problem assets decreased $428,000 or 2.96% since the December 31, 1997, level of $14,471,000. The primary reason for the improvement is due to receipt of approximately $1,200,000 of lease payments from the trustee involved in resolving the Bank's largest single credit exposure. The lessor filed bankruptcy in the first half of 1997, and the Bank has classified approximately $1,775,000 as non-accrual since that time. As a result of receiving the payments, and charging-off approximately $228,000, the Bank's exposure has been reduced to $311,000. In addition, the Bankruptcy court has instructed the trustee to continue to remit future lease payments. Total problem assets as a percent of total assets decreased to 1.03% at December 31, 1998 from 1.30% and 1.55% at March 31, 1998 and December 31, 1997, respectively. At December 31, 1998, the Company had non-accrual loans of $9,773,000 compared to $7,948,000 at March 31, 1998 and $8,895,000 at December 31, 1997. Interest
income not recognized on these loans amounted to $632,000 during the first nine months of fiscal 1999 and $460,000 for the same period last year.

          In addition, at December 31, 1998, the ACC identified $2,427,000 of potential problem loans a decrease of $1,582,000 or 39.46% compared to $4,009,000 at March 31, 1998 and $1,034,000 or 29.88% from $3,461,000 at
December 31, 1997, respectively. Real estate owned decreased by $1,104,000 or 37.46% to $1,843,000 at December 31, 1998, from $2,947,000 at March 31, 1998 and by $272,000 or 12.86% from $2,115,000 at

December 31, 1997. The Bank charged-off $137,000 of real estate owned during the third quarter and first nine months of fiscal 1999. In addition, during the same period, the Bank recorded $231,000 in additional reserves against real estate owned. Approximately $70,000 of the additional reserves is attributable to one property located in Hinesville, Georgia. At the time of foreclosure, this property consisted of approximately 63 acres of land. The Bank sold approximately 33 acres in the third quarter of fiscal 1999 and recorded a loss of $105,000.

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

NON-ACCRUAL, PAST DUE and RESTRUCTURED LOANS

                                               DECEMBER 31, September 30,   June 30,      March 31,   December 31,
(dollars in thousands)                            1998          1998         1998           1996          1997
------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate-construction            $ 1,382       $ 2,137       $ 2,335       $ 1,127       $ 2,162
Residential real estate-mortgage                  7,101         6,192         5,572         4,026         4,315
Commercial real estate                               51            --            --            24            --
Commercial                                          297            28            61            --            40
Commercial leases                                   504         2,084         2,045         2,054         1,844
Installment                                         438           320           551           717           534
------------------------------------------------------------------------------------------------------------------
Total non-accrual                                 9,773        10,761        10,564         7,948         8,895
------------------------------------------------------------------------------------------------------------------
Potential problem loans                           2,427         2,150         1,948         4,009         3,461
Loans contractually delinquent 90
 days which still accrue interest                    --            --            --            --            --
Troubled debt restructurings                         --            --            --            --            --
------------------------------------------------------------------------------------------------------------------
Total non-accrual and problem loans             $12,200       $12,911       $12,512       $11,957       $12,356
------------------------------------------------------------------------------------------------------------------
Real estate owned, net                            1,843         2,462         2,909         2,947         2,115
------------------------------------------------------------------------------------------------------------------
Total problem assets                            $14,043       $15,373       $15,421       $14,904       $14,471
------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                  1.03%         1.24%         1.38%         1.30%         1.55%
------------------------------------------------------------------------------------------------------------------
Total problem assets/Net loans plus
  Reserves                                         2.41%         2.91%         2.97%         2.75%         2.62%
------------------------------------------------------------------------------------------------------------------
Reserve for loan losses/Total
  Problem assets                                  53.76%        46.73%        43.65%        43.65%        43.29%
------------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.


NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

                                         Residential
At December 31, 1998                  ------------------      Comm'l                                                    % of Total
(dollars in thousands)                Const         Mtgs      R-Estate     Comm'l    Leases   Installment     Total      Location
---------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                               $  797       $6,211       $ 51       $297       $504       $438       $ 8,298        58.00%
Augusta                                  194           --         --         --         --         --           194         1.35%
Charlotte                                 91           --         --         --         --         --            91         0.64%
Savannah                                 256           --         --                                            256         1.79%
Warner Robins                             44           --         --         --         --         --            44         0.31%
All other locations                       --          890         --         --         --         --           890         6.22%
---------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                   1,382        7,101         51        297        504        438         9,773        68.31%
---------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                1,049           75        395         13        106         --         1,638        11.44%
St. Augustine                            507           --         --         --         --         --           507         3.54%
Warner Robins                            141           --         --         --         --         --           141         0.99%
All other locations                      141           --         --         --         --         --           141         0.99%
---------------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans       1,838           75        395         13        106         --         2,427        16.96%
---------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Aiken                                     33           93         --         --         --         --           126         0.88%
Atlanta                                   31           --        270         --         --         --           301         2.10%
Augusta                                   --          268         --         --         --         --           268         1.87%
Hinesville                               230           --         --         --         --         --           230         1.61%
Warner Robins                            156           --         --         --         --         --           156         1.09%
All other locations                      380          647         --         --         --         --         1,027         7.18%
---------------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)            830        1,008        270         --         --         --         2,108        14.73%
---------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type          $4,050       $8,184       $716       $310       $610       $438       $14,308       100.00%
---------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by
  type                                 28.31%       57.20%      5.00%      2.17%      4.26%      3.06%       100.00%
---------------------------------------------------------------------------------------------------------------------------------

(1)Does not include reserves of $264,715: real estate owned, net, equals $1,843,221.

Concentrations to Single Borrowers
         At December 31, 1998, the Bank has one borrower located in Atlanta, GA, with non-accrual and potential problem loans totaling $638,000, consisting of $255,000 of construction loans and a $383,000 acquisition and development loan. As of December 31, 1998, the two construction loans are over 90 days past due and the acquisition and development loan is paid current. One construction loan paid off on February 5, 1999, reducing the Bank's exposure by $129,000. In addition, the Bank has one borrower located in St. Augustine, FL with a potential problem loan in the amount of $507,000. This borrower has an acquisition and development loan, which is paid current as of December 31, 1998. Due to an excess of collateral, the Bank does not anticipate any loss associated with either borrower.

Loan Impairment
         At December 31, 1998, the recorded investment in impaired loans, which excludes non-accrual first mortgage loans and residential construction loans, decreased $1,263,000 or 70.84% to $520,000 from $1,783,000 at March 31, 1998 and
December 31, 1997. At December 31, 1998, March 31, 1998 and December 31, 1997, all impaired loans were on a nonaccrual basis. At December 31, 1998, the valuation allowance related to these impaired loans was $280,000, compared to $455,000 at March 31, 1998 and $453,000 at December 31, 1997. During the third quarter of fiscal 1999, the Bank charged-off $257,000 against loan loss reserves related to impaired loans. At December 31, 1998, March 31, 1998 and December 31, 1997, all impaired loans had a related loan loss reserve. For the quarter and nine months ended December 31, 1998, the average recorded investment in impaired loans was $1,064,000 and $1,676,000, respectively. Comparatively, for the third quarter and first nine months last year, the average recorded investment in impaired loans was $1,779,000.

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

Reserve for Loan Losses

         The Company set aside $627,000 and $657,000, respectively, of additional reserves for possible loan losses during the third quarter of fiscal 1999 and 1998. During the first nine months of fiscal 1999, the Company set aside $1,881,000 compared to $1,974,000 for the same period last year. At December 31, 1998, reserves represented 1.34% and 1.39% of average loans receivable, net, outstanding for the third quarter and nine months of fiscal 1999 compared to 1.21% and 1.22% for the same periods one year ago. During the third quarter and first three quarters of fiscal 1999, the Company charged-off $483,000 and $1,221,000, respectively, compared to $422,000 and $1,044,000 for the same periods last year. In the third quarter and first nine months of fiscal 1999, charge-offs represented 0.05% and 0.15% of average loans receivable, net, outstanding, a decrease from 0.08% and 0.18% for the third quarter and first nine months of fiscal 1998. Loan loss reserves totaled $7,550,000 at December 31, 1998 compared to $6,505,000 and $6,265,000 at March 31, 1998 and December
31, 1997, respectively. Loan loss reserves to total problem assets increased to 53.76% at December 31, 1998 from 43.65% at March 31, 1998 and 43.297% at
December 31, 1997. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
(dollars in thousands)

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           DECEMBER 31,                   DECEMBER 31,
                                                                -------------------------------- ------------------------------
                                                                       1998           1997           1998           1997

Reserve for loan losses, beginning of period                         $  7,184       $  6,004       $  6,505       $  5,198
  Charge-offs:
    Real estate - construction                                             --             --             --             72
    Real estate - mortgage                                                  7            161            273            567
    Consumer                                                              205            261            642            398
    Commercial                                                             14             --             33              7
    Commercial leases                                                     257             --            273             --
--------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                 483            422          1,221          1,044
  Recoveries                                                              222             26            385            137
--------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                         261            396            836            907
  Provision for loan losses                                               627            657          1,881          1,974
--------------------------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of period                             $  7,550       $  6,265       $  7,550       $  6,265
--------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period          $562,314       $515,818       $542,216       $515,552
--------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net              0.05%          0.08%          0.15%          0.18%
--------------------------------------------------------------------------------------------------------------------------
  Reserves to average loans receivable, net                              1.34%          1.21%          1.39%          1.22%
--------------------------------------------------------------------------------------------------------------------------

Investment in Real Estate
         The Company's investment in real estate increased $6,960,000 or 25.22% to $34,555,000 at December 31, 1998 from $27,595,000 at March 31, 1998 and
$4,926,000 or 16.63% from $29,629,000 at December 31, 1997. In September 1998,
Windsor Parkway Development, LLC ("Windsor Parkway") was formed to purchase and develop a residential community on 14.6 acres of land located in DeKalb County, Georgia. The Company has a 100% ownership interest in Windsor Parkway. In addition, in November 1998, Johnson Road Development, LLC ("Johnson Road") was formed to purchase and develop a residential community on 21.3 acres of land located in Gwinnett County, Georgia. The Company has a 100% ownership interest in Johnson Road. The Company currently has eight real estate projects in the Atlanta market.

Deposits
         Deposits are the Company's primary funding source. During the first nine months of fiscal 1999, total deposits increased $106,743,000 or 13.70% to $885,718,000 from $778,975,000 at March 31, 1998. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fifteen branches in the Atlanta market. The growth in deposits was in certificates of deposit , which grew $73,798,000 or 13.31% to $628,071,000 at December 31, 1998 from $554,273,000 at March 31, 1998 and demand deposits which grew $32,945,000 or 14.66% to $257,647,000 at December 31, 1998 from
$224,702,000 at March 31, 1998. Demand deposits including non-interest bearing deposits, interest-bearing deposits, savings accounts and money market accounts were 29.09% of the Company's deposits at December 31, 1998.

         For the periods indicated, deposits are summarized by type and remaining term as follows (dollars in thousands):

DEPOSIT MIX

                                             DECEMBER 31,   March 31,   December 31,
                                                1998          1998          1997
                                            --------------------------------------
Demand deposits:
  Noninterest-bearing deposits                $ 52,623      $ 61,070      $ 37,834
  Interest-bearing deposits                     82,098        86,360        53,188
  Money market accounts                         87,341        38,862        32,328
  Savings accounts                              35,585        38,410        39,830
                                            --------------------------------------
               Total demand deposits           257,647       224,702       163,180
                                            --------------------------------------

Time deposits:
  Maturity one year or less                    460,868       411,179       321,716
  Maturity greater than one year through
    two years                                   71,759        47,590        38,086
  Maturity greater than two years
    through three years                         30,890        36,533        37,342
  Maturity greater than three years             64,554        58,971        44,190
                                            --------------------------------------
               Total time deposits             628,071       554,273       441,334
                                            --------------------------------------
               Total deposits                 $885,718      $778,975      $604,514
                                            --------------------------------------

         The weighted average interest rate on time deposits at December 31, 1998, March 31, 1998 and December 31, 1997, was 5.75%, 5.94% and 5.90%.

         For the periods indicated, interest expense on deposits is summarized as follows (dollars in thousands):

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                    DECEMBER 31,              DECEMBER 31,

                                 1998         1997         1998         1997
                             ------------------------------------------------
Interest-bearing deposits      $   814      $   399      $ 2,679      $ 1,029
Money market accounts              842          278        1,902          662
Savings accounts                   226          252          697          797
Time deposits                    8,625        6,563       25,910       19,148
                               ----------------------------------------------
                               $10,507      $ 7,492      $31,188      $21,636
                               ----------------------------------------------


Federal Home Loan Bank Advances
                  The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At December 31, 1998, advances were $251,550,000 compared to $217,835,000 at March 31, 1998. At December 31, 1998, the weighted average interest rate on these borrowings was 5.34% compared to 5.88% at March 31, 1998.

Liquidity and Capital Resources

Liquidity Management
         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Increases in deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At December 31, 1998, the Company's liquidity ratio was 4.61%. At December 31, 1998, the Company had commitments to originate loans of approximately $398,545,000. The Company had commitments to sell mortgage loans of approximately $406,679,000 at December 31, 1998.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations increased $592,384,000 or 114.20% to $1,111,090,000 for the first nine months of fiscal 1999 compared to $518,706,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB.

Cash Flows from Operating Activities
         For the first nine months of fiscal 1999, the Company used cash from operating activities of $94,085,000 compared to $81,862,000 for the same period one year ago. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first nine months of fiscal 1999, the Company originated and sold $1,111,090,000 and $1,023,802,000 of loans held for sale, respectively, resulting in a $87,288,000 use of cash. This represented 92.78% of cash used from operating activities. For the same period last year, the Company originated and sold $518,706,000 and $452,601,000 of loans held for sale, respectively, resulting in a use of cash of $66,105,000.

Cash Flows from Investing Activities
         During the first nine months of fiscal 1999, the Company used $139,008,000 of cash for investing activities compared to $42,624,000 for the same period last year. In the first nine months of fiscal 1999, the primary use of cash was for purchases of investment securities available for sale in the amount of $137,812,000, compared to $2,953,000 for the same period one year ago. Purchases of investment securities available for sale represented 99.14% of cash used in investing activities for the first nine months of fiscal 1999. The Company purchased $5,050,000 of investment securities held for sale in the first nine months of fiscal 1999 compared to $37,184,000 for the same period last year. Proceeds from sales, calls and maturities of securities available for sale were $9,441,000, $6,749,000 and $1,501,000, respectively, for the first nine months of fiscal 1999. Comparatively, for the first nine months of fiscal 1998, proceeds from sales, calls and maturities of securities available for sale were $1,957,000, $5,523,000 and $4,250,000, respectively. Proceeds from calls of investment securities held to maturity were $17,200,000 during the first nine months of fiscal 1999 compared to proceeds from calls and maturities of securities held to maturity of $10,000,000 and $8,300,000 for the same period one year ago. For the first nine months of fiscal 1999, the Company used $38,513,000 for loan originations, net of repayments compared to $28,809,000 for the same period last year. The Company invested an additional $12,495,000 in investment in real estate during the first nine months of fiscal 1999. In comparison, for the first nine months one year ago, the Company invested an additional $7,594,000 in investment in real estate. Proceeds from the sale of investment in real estate for the first nine months of 1999, resulted in a $2,923,000 source of cash versus $4,518,000 for the same period last year. In the first nine months of fiscal 1999, purchases of premises and equipment represented a $1,642,000 use of cash and proceeds from sales of premises and equipment resulted in a $590,000 source of cash. Comparatively, in the first nine months of fiscal 1998, purchases of premises and equipment represented a $3,542,000 use of cash and proceeds from sales resulted in a $162,000 source of cash.

Cash Flows from Financing Activities
         Cash provided from financing activities during the first nine months of fiscal 1999, was $225,162,000 compared to $121,568,000 during the same period one year ago. FHLB advances provided the most significant increase in cash provided from financing activities. The Company borrowed $763,616,000 and repaid $664,321,000 for the first nine months of fiscal 1999. This compares to borrowings of $495,737,000 and repayments of $418,826,000 for the same nine months last year. In addition, the Company raised $28,750,000 of additional capital through a new issue of trust preferred securities which settled in the second quarter of fiscal 1999. The Company's deposits increased by $106,743,000 during the nine months. The increase is comprised of $73,798,000 of time deposits and $32,945,000 in demand deposits. Comparatively, for the first nine months last year, deposits increased $46,790,000 comprised of $29,631,000 in time deposits and $17,159,000 in demand deposits. In the first nine months of fiscal 1999, the Company incurred ESOP debt of $2,000,000. In addition, pursuant to the Company's stock repurchase plan, the Company used $3,177,000 to repurchase common stock. The Company paid cash dividends to its shareholders of $2,717,000 and $2,549,000 for the first nine months of fiscal 1999 and 1998, respectively.

Capital
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At December 31, 1998, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. The Company contributed $11,000,000 to the Bank to increase the Bank's capital ratios to support growth, for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well capitalized".

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement.

REGULATORY CAPITAL

--------------------------------------------------------------------------------------------------------------
                                    Regulatory                 Required                     Excess
(dollars in thousands)                Capital         %         Capital         %           Capital        %
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
RISK-BASED RATIOS:
  TIER 1 CAPITAL                       $68,543       9.12%       $30,077       4.00%        $38,466      5.12%
  TOTAL CAPITAL                        $75,410      10.03        $60,154       8.00         $15,256      2.03
TIER 1 LEVERAGE                        $68,543       5.09        $53,868       4.00         $14,675      1.09
TANGIBLE EQUITY                        $68,543       5.11        $20,134       1.50         $48,409      3.61
--------------------------------------------------------------------------------------------------------------
December 31, 1997
Risk-based ratios:
  Tier 1 capital                       $50,078       8.17        $24,505       4.00         $25,573      4.17
  Total Capital                        $55,625       9.08        $49,010       8.00          $6,615      1.08
Tier 1 leverage                        $50,078       5.57        $35,969       4.00         $14,109      1.57
Tangible equity                        $50,078       5.91        $13,119       1.50         $36,959      4.41

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

                                    EAGLE BANCSHARES, INC.
                                    (Registrant)


Date:  February 16, 1999            /s/ Conrad J. Sechler, Jr.
                                    --------------------------------------------
                                    Conrad J. Sechler, Jr.
                                    Chairman of the Board, President and
                                    Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  February 16, 1999            /s/Richard B. Inman, Jr.
                                    -------------------------------------------
                                    Richard B. Inman, Jr.
                                    Director, Secretary and Treasurer





Date:  February 16, 1999            /s/ Conrad J. Sechler, Jr.
                                    -------------------------------------------
                                    Conrad J. Sechler, Jr.
                                    Chairman of the Board and President



Date:  February 16, 1999            /s/ LuAnn Durden
                                    -------------------------------------------
                                    LuAnn Durden
                                    Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                                                                     Page No.
------                     -----------                                                                     --------
11                         Computation of per share earnings                                                     32

27                         Financial Data Schedule (for SEC use only)