Form 10-K
period 1999-03-31
EAGLE BANCSHARES INC
filed 1999-06-29
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from              to
                              --------------   --------------
Commission file number:                               0-14379
                                                      -------

                             EAGLE BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                               GEORGIA                                       58-1640222
                               -------                                       ----------
 (State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)


    4419 COWAN ROAD, TUCKER, GEORGIA                             30084-4441
    --------------------------------                             ----------
  (Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code             770-908-6690
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $1.00
National Association of Securities Dealers Automated Quotation System
(Name of each exchange on which registered.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 21, 1999.

     Common Stock, $1.00 par value - $106,906,211 based upon the closing price on June 21, 1999, using beneficial ownership of stock rules adopted pursuant to
Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 21, 1999, Common Stock $1.00 par value - 5,571,514 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1999 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part III)

                          Index of Exhibits on Page 54

                             EAGLE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


Item                                                                                                               Page
Number                                                                                                            Number
------                                                                                                            ------
                                                          PART I

1.   Business........................................................................................................ 3

2.   Properties..................................................................................................... 21

3.   Legal Proceedings.............................................................................................. 22

4.   Submission of Matters to a Vote of Security Holders............................................................ 23

                                                          PART II

5.   Market for the Registrant's Common Equity
       and Related Stockholder Matters.............................................................................. 24

6.   Selected Financial Data.........................................................................................25

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations.................................................................26

8.   Financial Statements and Supplementary Data.....................................................................50

9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...........................................................................50

                                                          PART III

10.  Directors and Executive Officers of the Registrant..............................................................50

11.  Executive Compensation..........................................................................................51

12.  Security Ownership of Certain Beneficial Owners
       and Management................................................................................................51

13.  Certain Relationships and Related Transactions..................................................................51

                                                          PART IV

14.  Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K...........................................................................................51

Signatures...........................................................................................................53

Index of Exhibits....................................................................................................54

                                     PART I

ITEM 1.BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Bank ("Tucker Federal" or the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the metropolitan Atlanta area through its full service branch offices. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has two subsidiaries, Prime Eagle Mortgage Corporation ("PrimeEagle") and Eagle Service Corporation.

     As a unitary thrift holding company, Eagle is permitted, under current regulations, to engage in activities that bank holding companies cannot. In 1991, the Company formed EREA to perform third-party real estate brokerage activities. In 1994 EREA began its first real estate development and sales activities and brokerage services. Since then EREA has developed approximately 950 single-family lots. EBCG was formed in December 1997 to serve the Bank's growing base of small and medium sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership.

     On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Security") offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in 8.50% Subordinated Debentures (the "Debentures") of the Company. The sole assets of the Trust is the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. The obligations of the Company under the Debentures, the Indenture, the relevant Trust agreement, and the Guarantee, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities and ranks subordinate and junior in right of payment to all liabilities of the Company. The Preferred Securities are subject to redemption prior to maturity at the option of the Company.

     Total proceeds to the Company from the offering were $28,750,000. The Company contributed $11,000,000 to the Bank to increase the Bank's capital ratios to support growth, for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well capitalized." The Bank used these proceeds to increase its securities available for sale. Additionally, approximately $4,300,000 was used to repay existing debt associated with the Company's real estate investment in Rivermoore Park, LLP and to invest in investment grade preferred securities of approximately $3,500,000, held as available for sale by the Company. The remainder of the net proceeds was used for general corporate purposes.

     On September 21, 1997, the Company acquired a wholesale mortgage banking business to increase loan originations and improve efficiencies associated with its mortgage banking business. The wholesale division closed $259,545,000 of permanent mortgage loans for the six month period ended March 31, 1998 and $743,535,000 for the full year ending March 31, 1999.

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

     Effective April 1, 1995, the Company formed an operating subsidiary, PrimeEagle Mortgage Corporation. Prior to this time, Eagle Service Corporation and the Bank separately engaged in the origination of permanent mortgage loans held for sale. The consolidation improved the Company's ability to receive higher servicing release premiums as a result of higher loan volume.

     The Company is engaged in four lines of business through its subsidiaries: community banking, mortgage banking, mezzanine financing and real estate activities. At March 31, 1999, the Company had total assets of $1,230,000,000, total deposits of $879,665,000 and total stockholders' equity of $74,817,000.

     Management believes the best way to maximize long-term shareholder value is to continue to improve financial performance and operating efficiency and to continue to grow market share in the metropolitan Atlanta area. The Company's long-term strategy is focused on increasing shareholder value by creating competitive advantages in targeted business niches which include community banking, mortgage banking and real estate development and mezzanine lending. The Company reviews and updates its Strategic Business Plan quarterly. The Company's plan is focused on five basic areas: (i) improving financial performance and operating efficiencies, (ii) continuing to grow market share in metropolitan Atlanta, (iii) developing new sources of net income, (iv) utilizing technology to enhance the Company's operating results and capitalize on new business opportunities, and (v) being the "Bank of Choice" for the small business community.

     Based on total assets as of March 31, 1999, the Bank is one of the largest financial institutions headquartered in the metropolitan Atlanta area. The Bank has a significant strategic opportunity as one of Atlanta's leading community banks. The Company's current technology, asset size and legal lending limit per borrower permit it to serve middle market customers more effectively than many smaller Atlanta community banks. The Bank's competitive advantage is its ability to provide a full range of financial products with personalized service and local decision making, which typically are not available from financial institutions headquartered out of state. Additionally, management believes that many local borrowers are being under served as a result of the recent acquisitions of many of Atlanta's banks and thrifts by large out-of-state banks and that the Bank will continue to build franchise value by increasing market share in the metropolitan Atlanta area.

     The Company creates a strategic advantage by utilizing its experience and historic commitment to construction lending to generate permanent mortgage loan originations. Because of the Company's long-term participation in construction lending, it is able to develop a core business of permanent mortgage originations as a result of relationships with its existing homebuilders. The Company has relationships with approximately 165 homebuilders in the Atlanta metropolitan area and does not have significant concentration with any homebuilder or in any particular market area. Over the past year, the Company continued to upgrade the origination and processing systems used in its mortgage banking business to improve efficiencies of loan originations and sales. Management has implemented an automated underwriting system for its conforming mortgage loans to improve customer service by providing faster loan decisions. In September 1997, the Company acquired a wholesale banking business to increase loan originations and improve efficiencies of its mortgage banking operations. Currently, the Company sells the majority of its mortgage servicing rights originated.

     The Company's experience as a metropolitan Atlanta area real estate lender for over 40 years creates a strategic advantage for its real estate development activities. Local market knowledge and relationships with builders and developers give the Company a unique position to create and evaluate real estate development opportunities. Additionally, the Company's real estate investments and brokerage activities have contributed increasing incremental income for the previous five years.

     The Company has made, and may continue to make, various forward-looking statements with respect to financial and business matters. The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "A Warning About Forward-Looking Information" on page 21.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     COMMUNITY BANKING - The Bank is primarily engaged in making construction, commercial and consumer loans funded by attracting deposits from the general public. In addition to deposits, sources of funds for the Bank's loans and other investments include origination and other fees charged on certain types of loans, prepayment of loans, and sales of investment securities. The Company's ability to attract small business and consumer loans, as well as deposits, was significantly expanded with the acquisition of SCFC. The banking group has reorganized the management structure to provide for a higher level of customer service. The Company intends to expand its portfolio of commercial and consumer loans to increase its level of higher yielding assets in its loan portfolio. In addition, management identified opportunities to improve operational efficiencies, which lead to the conversion to a new data services provider. The principal sources of income for the Bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses and data processing expenses.

     The Bank competes for loans and deposits with many financial institutions that are larger and have greater financial resources. In order to remain competitive, the Bank attempts to identify the specific needs of its target markets and to design financial products and services to fill those needs. Additionally, many customers of the Bank express a desire to bank with a local financial institution. The Bank believes this community banking niche is one Tucker Federal can fill with a level of current technologies and personal service applied to each customer that may not be available from larger regional financial institutions.

     The Company currently provides construction financing in some of the markets where it has a retail loan production office and obtains benefits by coordinating the efforts of its construction lending and permanent lending operations.

     MORTGAGE BANKING - PrimeEagle originates single family mortgage loans from retail loan production offices in the southeast. The wholesale group operates from a single production office in Ponte Vedra, Florida, and purchases loans from correspondents who operate in markets outside of its retail mortgage offices area, primarily in the northeastern United States. Loans are funded primarily through the sale of these loans in the secondary market, as well as, through the Bank's ability to borrow from the Federal Home Loan Bank ("FHLB").

     PrimeEagle generates revenues through selling substantially all of the fixed rate permanent mortgage loans to investors and interest on permanent mortgage loans. PrimeEagle's primary source of fee income is derived from services including loan application and origination, the gain or loss on the sales of loans to third parties and from the sales of mortgage servicing rights. Proceeds from sales of mortgage servicing rights are the largest component of total mortgage production fees. Management's analysis of the timing of mortgage prepayments and fluctuations in the value of servicing rights impacts the Company's decision to retain or sell servicing. As a result of this analysis, the Company has sold substantially all of its fixed rate mortgage loans on a servicing released basis during the previous five years.

     REAL ESTATE ACTIVITIES - EREA performs third-party real estate brokerage and real estate development and sales activities in the metropolitan Atlanta area. The Company's experience as a metropolitan Atlanta area real estate lender for over 40 years creates a strategic advantage for its real estate development activities. Local market knowledge and relationships with builders and developers give the Company a unique position to create and evaluate real estate opportunities. The principal sources of income are derived from gains on sales of single-family lots in the Company's development projects and commissions earned on third-party brokerage activities.

     MEZZANINE FINANCING - EBCG provides financing for the Bank's growing base of small- and medium-sized business. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage, and experienced management teams with significant ownership. Management identifies investment opportunities through the Bank's customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants. The principal sources of income for EBCG are interest and fees collected on loans.

     For financial information regarding industry segments, see Note 14 of Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

     The Company is headquartered in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. Growth in the metropolitan Atlanta area and ongoing consolidation of the financial services industry have resulted in significant increases in loans, deposits, and customers at the Bank. In February 1996, the Company issued 1,435,000 shares of common stock and raised $21.5 million of additional capital to support growth in loans and deposits and permitted investments by the Company. The Company also has benefited from industry consolidation by hiring experienced banking executives and acquiring branch offices. On March 26, 1997, the Company acquired Southern Crescent Financial Corp. with total assets of $150 million and four full-service branches in the rapidly growing markets of south metropolitan Atlanta. The acquisition enhanced the Company's commercial lending capabilities and expanded the Company's market share in Atlanta. The Company further diversified its mortgage lending activities by acquiring a wholesale mortgage operation in September 1997 whose primary market area is the northeastern United States. In recent years, the metropolitan Atlanta area has enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability will depend in part on the continued growth and the economic conditions in the metropolitan Atlanta area.

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

     Management has undertaken a number of initiatives to improve core earnings. These initiatives are designed to continue to improve operating efficiency and customer service while increasing fee income and controlling expenses and include:

     - Piloting an internet alternative for bill presentment by providing a direct route for e-billing through the NextBill System.
     - Opening our first in-store branch as part of the first SuperTarget retail store opened east of the Mississippi River.
     - Implementing a branch network strategy to improve profitability, including closing and selling selected traditional branch locations, while building new convenient multi-tenant branch banking centers.
     - Improving efficiencies in our mortgage banking business by providing new technology, which includes enhanced on-line capabilities and automatic underwriting.
     - Providing four entrepreneurs in excess of $4 million of mezzanine financing through Eagle Bancshares Capital Group.
     - Achieving record revenues through Eagle Real Estate Advisors with the sale of single-family lots in Company developments and through third-party brokerage commissions. Additionally, the Company donated and sold 120 acres to the Land for Public Trust to preserve natural wildlife habitats along the Chattahoochee River.
     - Raising $28.7 million of additional capital by issuing Trust Preferred Securities in July 1998 to fuel the Company's growth.
     - Executing a stock repurchase program to purchase up to 300,000 shares of Eagle Bancshares stock.

CONTINUING TO GROW MARKET SHARE IN METROPOLITAN ATLANTA

     The Company is pursuing three approaches to increase community banking market share. First, to sell more products to existing customers through a relationship banking program. Management is utilizing enhanced customer information and is training employees to search for every opportunity to provide financial solutions to customers and enhance the products and services offered to existing loan and deposit customers. Second, we are identifying potential new customers in existing markets through an aggressive marketing and direct mail program. Third, we will continue to evaluate opportunities to expand market share through acquisitions.

DEVELOPING NEW SOURCES OF NET INCOME

     The Company will continue to pursue allied businesses permitted by its unitary thrift holding company status. The Company formed EBCG in fiscal 1997 to provide financing to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership. Management will focus on making loans with equity features and will identify investment opportunities through the Bank's customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants.

UTILIZING TECHNOLOGY TO ENHANCE THE COMPANY'S OPERATING RESULTS AND CAPITALIZE ON NEW BUSINESS OPPORTUNITIES

     The Company will use technology to roll out alternative product delivery methods by expanding our call center, providing cash management products for small businesses and implementing automatic underwriting for both wholesale and retail mortgage lending. Our plan calls for the addition of PC Banking capabilities for consumers.

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

BEING THE "BANK OF CHOICE" FOR THE SMALL BUSINESS COMMUNITY

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


LENDING ACTIVITIES

GENERAL

     The Bank's loan portfolio consists of mortgage, construction, commercial, consumer, home equity and SBA loans offered through bank branches and retail loan production offices located in metropolitan Atlanta and in the southeast. As a result of the acquisition of SCFC and the addition of new commercial lending officers, the Bank has increased its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area. In addition, the Bank's construction lending activities take advantage of the cross selling opportunities between construction lending and mortgage loan originations. In each market, the Bank follows the same stringent underwriting and construction monitoring procedures.

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

     In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous five fiscal years. The Company does not expect its percentage of construction loans to total loans to increase significantly above the March 31, 1999 level. Construction and acquisition and development loans at March 31, 1999, were $176,168,000 or 20.7 percent of the Bank's loan portfolio, including loans held for sale, plus reserves. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a construction inspection and appraisal network staffed by employees and third party contractors. The Company's staff closely monitors construction progress and loan draws throughout the process. In addition, no single customer accounts for more than 2 percent of the Bank's loans.

COMMERCIAL REAL ESTATE LOANS

     Interim construction and permanent commercial real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, nursing homes, extended stay lodging facilities and motels located in the Company's primary lending areas. Construction and permanent commercial real estate loans are made generally to 80 percent of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs, and sales of comparable projects. Interest rates are generally determined by market conditions. Commercial construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the prime rate. Permanent commercial real estate loans are typically made based on 15 to 25 year amortization periods with five to ten year maturities. Interest rates on permanent loans are generally tied to the Bank's base rate or other interest rate indices. As of March 31, 1999, the Company had outstanding $58,562,000 in loans secured by commercial real estate. This constituted 6.9 percent of the Bank's total loan portfolio.

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

     Commercial business loans normally carry interest rates indexed to the Company's base rate, nationally quoted prime rate and U.S. Government Treasury securities. Commercial business loans as of March 31, 1999 were approximately $22,896,000 or 2.7 percent of the total loan portfolio. In 1993, the Company began a leasing operation, which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued the leasing activities during the fiscal 1997. Leases at March 31, 1999, were $3,354,000 or 0.4 percent of total loans.

CONSUMER LOANS

     Federal thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30 percent of their total assets. In addition, federal thrifts have lending authority above the 30 percent limit for certain consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily used for the purpose of home improvement), property improvement loans, mobile home loans, deposit account secured loans, education loans and indirect automobile loans. At March 31, 1999, total consumer loans constituted $31,263,000 or 3.7 percent of the Company's total loan portfolio. The Company intends to continue prudent expansion of its consumer lending activities, subject to market conditions, as part of its plan to become a full service financial institution providing a wide range of personal financial services.

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

     PrimeEagle actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans are underwritten to meet Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company's loans are approved by qualified underwriters in the markets they serve. These underwriters ensure that the loans are closed in accordance with the guidelines set forth by the Company's lending policy, by FNMA and FHLMC and by mortgage investors. In fiscal 1999, substantially all of the permanent mortgage loans originated by PrimeEagle were sold to private investors on a servicing released basis.

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

     After a loan has been made, loan officers are responsible for monitoring individual loans and analyzing continuously the loan portfolio to identify promptly and report problem loans. Loans are also reviewed by the loan committee, the ACC, and by the Bank's credit administration and loan review personnel. The loan officer responsible for a loan submits the loan to the loan committee for approval in accordance with the guidelines of the Bank's lending authority. Each commercial real estate, construction, and lease loan is given a rating, which the loan committee has the ability to approve or disapprove. In addition, the frequency of ongoing review is determined by the loan officer and approved by the Loan Committee. The ACC may determine that a loan or borrower's credit grading or review frequency should be changed in accordance with the framework provided by the Bank's grading system.

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

     Based upon the amount and type of classifications, the ACC establishes the appropriate and requisite general and specific valuation allowances and makes any necessary adjustments to the allowances. The methodology for determining the amount of general valuation allowances will take the amount of assets classified special mention, substandard, doubtful and loss into consideration. Certain percentages derived to properly reflect the risk associated with the Bank's loan mix will be applied to the balance of all loans including those classified special mention, substandard, doubtful, and loss. These percentages range from
 .25 percent to 100 percent and are derived primarily through industry standards and the Bank's historical data. These percentages are reviewed as conditions require. The Bank has a conservative philosophy and automatically considers any loan that is delinquent 90 days or more and real estate acquired in the settlement of loans as substandard assets.

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

     The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio, shorter term, higher yielding loan products which meet the Company's underwriting criteria; and (iii) actively managing the Company's "Gap", as defined below, and interest rate risk exposure.

     The difference in interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap". The Bank's Gap position is evaluated continuously and discussed by the ALCO in bi-weekly meetings. A positive Gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative Gap indicates an excess of rate sensitive liabilities over rate sensitive assets. The Bank had a positive one year Gap of 11.31 percent as of March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Market Risk."

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


INVESTMENT ACTIVITIES

     Income from investments in securities provides the Bank's second largest source of interest income after interest on loans. Federally chartered thrift institutions are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities. These assets include, among others, United States Treasury and Federal Agency obligations, certain certificates of deposit, bankers' acceptances and Federal Funds. Subject to various restrictions, investments may also be made in mortgage-backed securities, commercial paper and corporate debt, and equity securities.

     Investment decisions are made by authorized officers under the supervision of the Bank's Board of Directors pursuant to the Bank's investment policy. Brokers approved by the Board of Directors are used to effect securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1999.

     Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either securities available for sale or investment securities held to maturity. The Company does not currently maintain a trading portfolio. At March 31, 1999, substantially all fixed rate mortgage-backed securities have been classified as securities available for sale based on management's determination that such securities may be liquidated prior to maturity. PrimeEagle classifies all permanent fixed rate loans originated as loans held for sale unless originated pursuant to a portfolio commitment to the Bank. As of March 31, 1999, $425,988,000 or 34.6 percent of the Company's assets were classified as available for sale or held for sale.

     At March 31, 1999, the Bank's investment portfolio consisted of United States Agency obligations, investment grade corporate debt securities, equity securities, trust preferred securities, and collateralized mortgage obligations. Additionally, the Bank holds investments in mortgage-backed securities. See Note 4 and Note 10 of the Notes to Consolidated Financial Statements.

INVESTMENT IN REAL ESTATE

     The Company has invested in eight real estate development projects with real estate property totaling $30,274,000 and representing 2.46 percent of total assets. Set forth below is information regarding each of the projects. The most significant portion of the Company's investment in real estate is in land to be developed or in process of development for residential subdivisions. All eight real estate investments are located in metropolitan Atlanta. The Company consolidates each project on a line-by-line basis, except Hampton Oaks L.P., which is accounted for using the equity method. There would be no material difference in the financial position or results of operations of the Company if this investment was accounted for as a consolidated investment.

     - Union Hill, LLC. In October 1994, the Company formed Union Hill, LLC, which purchased 237 acres of land located in Forsyth County, Georgia for the purpose of developing a 323-lot single family residential community. The Company has an 80 percent ownership interest and shares 50 percent in the profits of Union Hill after the allocation of the preferred return.

     - Hampton Oaks L.P. The Company, in keeping with its goal of providing affordable housing, invested in Hampton Oaks L.P. to construct a 50-unit affordable housing project. The development was completed in October 1995, and was 96 percent and 92 percent occupied during fiscal year 1999 and 1998, respectively. The Company has a 99 percent limited partnership interest and is recognizing investment tax credits of approximately $173,000 per year over 15 years through 2010.

     - BN Development Co., LLC. In December 1995, the Company and an unaffiliated third party formed BN Development Co., LLC for the purpose of acquiring a commercial lot near Cumberland Mall in Cobb County, Georgia, and developing and leasing a 30,000 square foot Barnes & Noble, Inc. superstore. During fiscal year 1997, development was completed and the building was leased to Barnes & Noble, Inc. In 1997, the Company had a 50 percent ownership interest and shared 50 percent in the profits of BN Development. During fiscal 1998, the Company purchased the remaining 50 percent interest in BN Development, increasing the Company's ownership interest to 100 percent.

     - Trimble Road Development, LLC. In February 1996, the Company formed Trimble Road Development, LLC, for the purpose of purchasing 13.63 acres of land and developing a 28 lot single-family residential community in Fulton County, Georgia. The Company has a 100 percent ownership interest in Trimble Road Development, LLC.

     - Rivermoore Park, LLC. In November 1996, the Company purchased 353 acres of land in Gwinnett County, Georgia, for the purpose of developing a single-family residential community, Rivermoore Park ("Rivermoore"). The Company has a 100 percent ownership interest in Rivermoore.

     - Lebanon Road, LLC. In July 1997, the Company and an unaffiliated third party formed Lebanon Road, LLC to purchase 63 acres of land in Gwinnett County, Georgia, for the purpose of developing a 130 lot single-family residential community, Sugarloaf Springs ("Sugarloaf"). The Company has a 60 percent ownership interest and shares 60 percent in the profits of Sugarloaf after the allocation of the preferred return.

     - Windsor Parkway Development, LLC. In September 1998, the Company purchased 14.6 acres of land in DeKalb County, Georgia, for the purpose of developing a single-family residential community, Windsor Park ("Windsor"). The Company has a 100 percent ownership interest in Windsor.

     - Johnson Road Development, LLC. In November 1998, the Company purchased
21.3 acres of land in Gwinnett County, Georgia, for the purpose of developing a single-family residential community, Pendleton Park ("Pendleton"). The Company has a 100 percent ownership interest in Pendleton.

SOURCES OF FUNDS

GENERAL

     Deposits are the Bank's largest source of funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from repurchase agreements, loan principal repayments, proceeds from sales of loans and loan participations, and advances from the FHLB. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities.

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

     The Bank competes for deposits principally by attempting to identify the specific needs of its target market and by offering a high level of customer service. Analysis of product needs is generated through dialogue with customers and staff. The Bank offers a wide variety of savings programs including checking accounts, savings, money markets, certificates of deposit ranging from three months to five years in maturity, tax deferred retirement programs, tax deferred certificates of deposit, and small savers plans.

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


COMPETITION

     The Bank faces strong competition in attracting deposits and making loans throughout its market areas. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered, and convenience of office locations and office hours. The Bank competes directly for deposits with commercial banks, money market funds and retail securities brokerage houses with offices in the Bank's market areas. The Bank also faces competition for deposits from (i) regional depository institutions that advertise locally or through national media, (ii) short-term money funds,
(iii) corporate and government borrowers (including, among others, insurance companies) and (iv) credit unions.

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


EMPLOYEES

     At March 31, 1999, the Company had 614 full-time employees and 60 part-time employees. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.


SUPERVISION AND REGULATION

GENERAL

     The Company is a unitary savings and loan holding company, subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS") and the Georgia Department of Banking and Finance ("DBF"). The Bank is a federally chartered stock savings and loan association under the Home Owners' Loan Act, as amended (the "HOLA") and is a member of the FHLB system, subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Federal Reserve Board governing reserve requirements. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

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

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

     On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act which included, among other provisions, the Deposit Insurance Funds Act of 1996 (the "DIFA"). The principal purpose of the DIFA was to recapitalize the Savings Associate Insurance Fund (the "SAIF") so that over time its deposit insurance assessments could be reduced to parity with those of the Bank Insurance Fund (the "BIF"), and to provide for the eventual merger of the SAIF and the BIF and the adoption of a single standard federal charter. Specifically, the DIFA requires, in pertinent part, (i) a one-time special assessment on all financial institutions holding SAIF deposits on March 31, 1995, calculated at 65.7 basis points, to recapitalize the SAIF; (ii) full prorata sharing by BIF and SAIF members of the debt service obligations of the Financing Corp. ("FICO") beginning no later than January 1, 2000, and non-prorata sharing (with adjustable, semi-annual premiums of approximately 6.2 basis points for SAIF members and 1.2 basis points for BIF members) until that date; and (iii) a merger of the BIF and the SAIF into a new Deposit Insurance Fund (the "DIF").

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

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to

$500,000 over the required minimum. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 1999 of $8,736,000.

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

     Liquidity Requirements. Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4 percent and 10 percent) depending upon economic conditions and savings plans of all member savings institutions. At March 31, 1999, the Bank was in compliance with the liquidity ratio regulatory requirements.

INSURANCE OF ACCOUNTS

     General. Deposits at the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC through the SAIF. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination.The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions.

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

     Insurance Premiums and Regulatory Assessments. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. During fiscal 1999, the Bank paid $575,000 to the FDIC for such assessments. See "Recent Legislation."

     In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 1999, the Bank paid $195,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.


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

     A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. The Bank's Qualified Thrift Investments as of March 31, 1999 were $990,133,000 or 89.02 percent of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

CAPITAL REQUIREMENTS

     General. Since 1989, OTS capital regulations have established capital standards applicable to all savings institutions, including a core capital requirement (or leverage ratio), a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. At March 31, 1999, the Bank was " well capitalized." Failure to maintain an adequately capitalize status would result in greater regulatory oversight or restrictions on the Bank's activities.

     Core Capital and Tangible Capital. The OTS requires a savings institution to maintain "core capital" in an amount not less than 3 percent of the savings institution's adjusted total assets. "Core capital" includes, generally, common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in fully-consolidated subsidiaries, less
(i) investments in certain "non-includable" subsidiaries (as determined by regulation) and (ii) certain intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships).

     The "tangible capital" requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5 percent of its adjusted total assets. "Tangible capital" means core capital less any intangible assets (except for purchased mortgage servicing rights included in core capital).

     Most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3 percent minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions are required to maintain core capital levels at least as high as national banks. At March 31, 1999, the Bank's core capital and tangible capital were both $69,810,000 or 5.77 percent of adjusted total assets.

     Risk Based Capital. The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0 percent. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and allowance for loan and lease losses of up to 1.25 percent of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the amount of each such item by a credit conversion factor ranging from 0 percent to 100 percent (depending upon the nature of the item), (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0 percent to 100 percent (depending on the nature of the item), and (iii) the resulting amounts are added together and constitute total risk-weighted assets. As of March 31, 1999, the Bank's ratio of total risk-based capital to total risk-weighted assets was 10.99 percent.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category.

REGULATORY CAPITAL


        -------------------------------------------------------------------------------------------------------------
        At March 31, 1999                      Actual                     Requirement                  Excess
        ($ in 000's)                   Amount           %           Amount          %           Amount           %
        -------------------------------------------------------------------------------------------------------------
        Risk-based ratios:
          Tier 1 capital              $69,810          9.97%       $28,012         4.00%        $41,798        5.97%
          Total capital                76,996         10.99%        56,024         8.00%         20,972        2.99%
        Tier 1 leverage                69,810          5.77%        48,421         4.00%         21,389        1.77%
        Tangible equity                69,810          5.25%        19,951         1.50%         49,859        3.75%
        -------------------------------------------------------------------------------------------------------------
        At March 31, 1998                      Actual                     Requirement                  Excess
        ($ in 000's)                   Amount           %           Amount          %           Amount           %
        -------------------------------------------------------------------------------------------------------------
        Risk-based ratios:
          Tier 1 capital              $51,173          7.47%       $27,392         4.00%        $23,781        3.47%
          Total capital                56,885          8.31%        54,785         8.00%          2,100        0.31%
        Tier 1 leverage                51,173          4.59%        33,446         3.00%         17,727        1.59%
        Tangible equity                51,173          5.91%        12,988         1.50%         38,185        4.41%
        -------------------------------------------------------------------------------------------------------------

     In addition, the OTS requires institutions with an "above-normal" degree of interest rate risk to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2 percent, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2 percent, the institution must add additional capital equity to one-half the difference between its measured interest rate risk and 2 percent multiplied by the market value of its assets. Management believes that the Bank's interest rate risk is within the normal range. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Interest Rate and Market Risk."

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

     The Bank currently is in compliance with the regulatory capital requirements and is considered a well capitalized association. The Bank is permitted to make capital distributions during a calendar year without receiving prior OTS approval up to the higher of (i) 100 percent of its net income to date plus the amount that would reduce by one-half its" surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75 percent of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior regulatory approval. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. The Bank's ability to pay dividends to the Company is subject to the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank's lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income.

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

TRANSACTIONS WITH AFFILIATES

     The Bank is also subject to certain transactions with affiliates rules applicable to banks and savings institutions which are set forth in Sections 23A, 23B and 22(h) of the Federal Reserve Act, as well as additional limitations imposed by OTS regulations. Such regulations generally impose quantitative and qualitative limitations on loans and other transactions between an institution and its affiliates, including loans to insiders.

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

A WARNING ABOUT FORWARD-LOOKING INFORMATION

     This filing contains forward-looking statements. We may also make written forward-looking statements in our periodic reports to the Securities and Exchange Commission, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of management and on information currently available to such management. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "plans," "estimates" or similar expressions. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

     Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following: competitive pressures among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce margins; general economic or business conditions may lead to a deterioration in credit quality or a reduced demand for credit; legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; changes may occur in the securities markets; and competitors of the Company may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company.

     Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially form those expressed in the forward-looking statements contained in this report. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at 4419 Cowan Road, Tucker, Georgia, in a 33,415 square foot building leased under an operating lease, which expires in 2003. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company's 16 branch offices are located in the Alpharetta, Doraville, Dunwoody, Jonesboro, Lawrenceville, Lilburn, Morrow, Northlake, Palmetto, Snellville, Stone Mountain, Towne Lake, Tucker, Union City and Wesley Chapel areas of metropolitan Atlanta, Georgia. Three of the Bank's 16 branch locations are leased under an operating lease and the remaining branch properties, including the main office are owned by the Bank. The Bank's lease on one Stone Mountain office expires in 2002, the lease on the Jonesboro office expires in 2006, and the lease on the Lawrenceville office expires in 2011.

      Prime Eagle operates 15 loan production offices located in Sumter, South Carolina; Jacksonville, Ponte Vedra and St. Augustine, Florida; Athens, Augusta, Cumming, Hinesville, Peachtree City, Savannah and Warner Robins, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; and Charlotte, North Carolina. Each of these offices is leased pursuant to an operating lease. The St. Augustine, Florida, Cumming, and Peachtree City, Georgia, offices are on month-to-month basis. The Warner Robins, Georgia lease expires in 1999. The Jacksonville, Florida, lease expires in 2000. The Augusta and Savannah, Georgia, and Knoxville and Nashville, Tennessee, leases expire in 2001. The Athens, Georgia and Chattanooga, Tennessee, leases expire in 2002. The Ponte Vedra, Florida, Hinesville, Georgia, Charlotte, North Carolina, and Sumter, South Carolina, leases expire in 2003.

     EREA leases office space, pursuant to an operating lease, located in Atlanta, Georgia. EREA subleases space to two independent third parties. In addition, the Company owns and leases offices, which are used as administrative and operational facilities. The Bank's loan operations office, located in Tucker, Georgia, is leased under an operating lease, which expires in 2001. The Company has two additional offices, which are leased pursuant to operating leases; both are located in Tucker, Georgia. One lease is on a month-to-month basis and the second lease is scheduled to expire in 1999. The Bank's operations center is located in Morrow, Georgia, and owned by the Company. The Company owns four additional buildings, located in Tucker, Georgia. Three are occupied by administrative or operational staff and the fourth is leased to an independent third party. Management believes that it will be able to renew such leases on satisfactory terms.

     The Company also owns land held for future branch sites in Forsyth County, Gwinnett County and Henry County.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1992, after acquiring certain assets from the Resolution Trust Corporation, including various real estate loans, and four mortgage origination offices, the Bank entered into an Operating Agreement (the "Agreement") with two individuals and a corporation controlled by them (collectively, the "Plaintiffs") to assist in the management of the Bank's newly formed Prime Lending Division ("Prime"). The individual Plaintiffs became employees of the Bank and their corporation was to be paid a percentage of the net pretax profits of Prime. In mid-1997, a disagreement arose with respect to the allocation of expenses to Prime for purposes of calculating the net pretax profits of Prime. Plaintiffs filed suit on December 5, 1997 alleging, among other things, that the Bank had improperly calculated net pretax profits under the Agreement since April 1997. In January 1998, the Bank terminated the employment of the two individuals "for cause," terminated the Agreement and filed an Answer and Counterclaim.

     The Complaint as amended seeks, among other things (i) a declaration the Agreement was terminated "without cause" and that, pursuant to a purchase option in the Agreement, Plaintiffs therefore have the right to purchase the "assets" of Prime at 75% of fair market value; (ii) a declaration that the term "assets," as used in connection with the Plaintiffs' alleged purchase option, includes all outstanding loans that were originated by Prime at the time of their termination without having to net against the loans any corresponding liability incurred by the Bank in connection with these loans; (iii) alleged unpaid profits from Prime's operations (in an amount estimated by the Plaintiffs to equal approximately $450,000); (iv) alleged consequential damages in excess of $20 million, which represents the Plaintiffs' assessment of the loss they incurred by the Bank's "refusal" to sell to Plaintiffs the "assets" as Plaintiffs have defined them; and (v) unspecified punitive damages and attorneys fees.

     The Bank strongly denies Plaintiffs' entitlement to any relief and believes its Counterclaim has merit. The Bank believes, among other things, that Plaintiffs were properly terminated for cause, that Plaintiffs have no rights with respect to the purchase option, that even if the purchase option were applicable, Plaintiffs would have no right to purchase any loans, but only certain tangible and intangible assets of the Bank, the value of which is estimated to be in the $1-2 million range.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
MATTERS

Price Range of Common Stock and Dividend History

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "EBSI". The following table sets forth for the periods indicated the high and low last sale prices of the Common Stock as reported on the NASDAQ National Market and dividends paid per share.


---------------------------------------------------------------------------------------------------------------------------
                                                                                                       DIVIDENDS PAID PER
FISCAL YEARS ENDED                                                 HIGH                     LOW             SHARE
  MARCH 31,
---------------------------------------------------------------------------------------------------------------------------
1997
First Quarter                                                     17.000                   14.750           .150
Second Quarter                                                    16.250                   14.375           .150
Third Quarter                                                     16.000                   13.500           .150
Fourth Quarter                                                    17.500                   14.500           .150
---------------------------------------------------------------------------------------------------------------------------
1998
First Quarter                                                     18.000                   15.000           .150
Second Quarter                                                    21.250                   16.125           .150
Third Quarter                                                     23.250                   17.250           .150
Fourth Quarter                                                    26.000                   19.500           .150
---------------------------------------------------------------------------------------------------------------------------
1999
First Quarter                                                     27.250                   22.750           .160
Second Quarter                                                    26.250                   17.000           .160
Third Quarter                                                     19.500                   18.000           .160
Fourth Quarter                                                    22.250                   17.000           .160
---------------------------------------------------------------------------------------------------------------------------

     On March 31, 1999, the last sale price of the Common Stock, as reported on the NASDAQ National Market, was $17.25. On June 21, 1999, there were 5,571,514 shares of Common Stock outstanding and approximately 1,326 record holders of Common Stock.

     The Company began the payment of cash dividends on its Common Stock during fiscal 1992 and paid $.05 per share for the fourth quarter of that year. During fiscal 1997, the Company paid four quarterly dividends totaling $.60 per share. During fiscal 1998, the Company paid four quarterly dividends totaling $.60 per share. During fiscal 1999, the Company paid four quarterly dividends totaling $.64 per share. At March 31, 1999, the current indicated dividend rate, on an annualized basis, is $.64 per share. In addition, on May 23, 1996, SCFC paid a single cash dividend of $.25 per share to its shareholders' of record on June 7, 1996.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA



                                                                                  AS OF AND FOR THE YEAR ENDED
                                                                                           MARCH 31,
                                                        ------------------------------------------------------------------------
                                                            1999             1998           1997           1996           1995
                                                                     (dollars in thousands, except per share data)
                                                        ------------------------------------------------------------------------
SELECTED RESULTS OF OPERATIONS:
  Interest income                                       $   90,743       $   71,900       $ 63,785       $ 52,625       $ 39,618
  Interest expense                                          56,778           40,007         33,629         28,821         18,502
  Net interest income                                       33,965           31,893         30,156         23,804         21,116
  Provision for loan losses                                  2,181            2,601          2,652          1,000            643
  Noninterest income                                        25,478           16,349         12,911         10,853          7,282
  Noninterest expenses                                      42,142           35,391         34,901         24,468         20,164
  Income before income taxes                                15,120           10,250          5,514          9,189          7,591
  Net income                                                10,222            7,210          3,746          6,219          4,881
                                                        ------------------------------------------------------------------------
PER COMMON SHARE:
  Earnings per common share-basic                       $     1.79       $     1.27       $   0.68       $   1.46       $   1.21
  Earnings per common share-diluted                           1.74             1.23           0.66           1.40           1.18
  Dividends declared                                          0.64             0.60           0.56           0.42           0.36
  Book value per share                                       13.43            13.03          11.99          12.03          10.25
  Average common shares outstanding-basic                    5,714            5,691          5,528          4,251          4,032
  Average common shares outstanding-diluted                  5,866            5,839          5,705          4,430          4,126
                                                        ------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:
  Total assets                                          $1,230,000       $1,149,483       $823,882       $736,384       $568,678
  Securities available for sale                            204,618          104,736         96,921        105,988         33,160
  Investment securities held to maturity                    68,298           58,138         51,907         55,341         76,578
  Loans held for sale                                      221,370          332,592         62,882         92,552         41,220
  Loans receivable, net                                    623,270          535,732        515,749        410,843        364,491
  Reserve for loan losses                                    7,345            6,505          5,198          5,464          4,704
  Investment in real estate                                 30,274           27,595         25,828         12,962          6,620
  Deposits                                                 879,665          778,975        557,724        458,458        386,353
  FHLB advances and other borrowings                       221,552          240,855        153,805        174,337        120,688
  Stockholders' equity                                      74,817           74,702         67,874         66,448         41,637
                                                        ------------------------------------------------------------------------
PERFORMANCE RATIOS:
  Return on average assets                                    0.82%            0.83%          0.49%          0.99%          1.01%
  Return on average equity                                   13.50%           10.00%          5.55%         13.32%         12.33%
  Net interest margin - taxable equivalent                    3.03%            4.11%          4.37%          4.20%          4.81%
  Equity to assets                                            6.08%            6.50%          8.24%          9.02%          7.32%
  Efficiency ratio                                           70.89%           73.36%         81.04%         70.60%         71.01%
                                                        ------------------------------------------------------------------------
ASSET QUALITY:
  Total non-accrual loans                               $    6,692       $    7,948       $  7,866       $  6,317       $    994
  Potential problem loans                                    2,550            4,009          2,503          4,329          2,963
  Total non-accrual and problem loans                        9,242           11,957         10,369         10,646          3,957
  Real estate owned, net                                     2,096            2,947          2,074          1,344          1,139
  Total problem assets                                      11,338           14,904         12,443         11,990          5,096
  Total problem assets/Total assets                           0.92%            1.30%          1.51%          1.63%          0.90%
  Total problem assets/Loans receivable, net (plus
    reserves)                                                 1.80%            2.75%          2.39%          2.88%          1.38%
  Reserve for loan losses/Total problem assets               64.78%           43.65%         41.77%         45.57%         92.31%
  Ratio of net charge-offs to average loans
    receivable, net                                           0.23%            0.25%          0.63%          0.06%          0.23%
                                                        ------------------------------------------------------------------------
CAPITAL RATIOS (TUCKER FEDERAL BANK):
  Leverage capital                                            5.77%            4.59%          6.72%         10.14%          6.56%
  Tier 1 capital                                              9.97%            7.47%         10.14%         11.76%          8.37%
  Total capital                                              10.99%            8.31%         11.08%         12.65%          9.44%
                                                        ------------------------------------------------------------------------
MARKET PRICE OF COMMON STOCK:
  High                                                     $27 1/4       $       26       $ 17 1/2       $     19        $13 1/4
  Low                                                           17               15         13 1/2         11 3/4          9 3/4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

OVERVIEW

     Net income was $10,222,000 or $1.74 per share for the year ended March 31, 1999; a 41.8 percent increase compared to $7,210,000 or $1.23 per share for the year ended March 31, 1998. The increase in net income was principally attributable to a $9.1 million or 55.8 percent increase in non-interest income while net interest income increased $2.1 million or 6.5 percent. At the same time non-interest expenses increased $6.8 million or 19.1 percent. Return on average equity reached 13.5 percent and return on average assets was .82 percent.


EARNINGS HIGHLIGHTS

     Total assets grew 7.0 percent or $80,517,000 to $1,230,000,000 compared to $1,149,483,000 in the prior year. The growth in assets is principally attributable to loan growth. Return on average assets remained relatively stable at 0.82 percent compared to 0.83 percent in the prior year.

     Net interest income increased 6.5 percent from a year earlier to $33,965,000 as the Company leveraged its balance sheet with increases in its loan portfolio. Loans receivable, net increased 16.3 percent to $623,270,000 while loans held for sale declined. The net interest margin on earning assets declined to 3.03 percent primarily due to the general decline in market rates of interest and the large portfolio of loans held for sale throughout most of the year, which earn a lower interest rate than most other loans. The Company's interest bearing assets tend to reprice more quickly than its interest bearing liabilities causing pressure on the net interest margin in falling rate environments.

     Non-interest income increased 55.8 percent to $25,478,000. The primary factors were a $6,127,000 increase in mortgage production fees as a result of growth in mortgage originations and a $1,331,000 increase in revenues from real estate activities.

     Non-interest expense increased 19.1 percent to $42,142,000 reflecting higher salaries, employee benefits and other costs resulting from the Company's growth. Additionally, expenses related to the Company's mortgage operations increased as a result of the considerably higher volume of mortgage loans originated and sold.

     Total problem assets declined 23.9 percent to $11,338,000 or 1.82 percent of net loans receivable, on March 31, 1999, down $3,566,000 from $14,904,000 one year earlier. The allowance for loan losses totaled $7,345,000 on March 31, 1999, or 1.18 percent of net loans receivable, compared to $6,505,000 or 1.21 percent of net loans receivable a year earlier. The provision for loan losses totaled $2,181,000 a decrease from $2,601,000 a year earlier.

     Total shareholders' equity was $74,817,000 at March 31, 1999. This represented 6.1 percent of period-end assets, compared to 6.5 percent on March 31, 1998. Book value per common share rose 3.1 percent to $13.43 at March 31, 1999, from a year earlier.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND MARCH 31,
1998

NET INCOME

      Eagle Bancshares financial results for fiscal 1999 increased due to an increase in net interest income resulting from growth in average earning assets and an increase in non-interest income. The Company's net income increased by $3,012,000 or 41.8 percent to $10,222,000 in fiscal 1999 from $7,210,000 in fiscal 1998. Net income per average common share assuming dilution increased to $1.74 compared to $1.23 in fiscal 1998.

NET INTEREST INCOME

     Net interest income increased by $2,072,000 or 6.5 percent to $33,965,000 in fiscal 1999 from $31,893,000 in fiscal 1998. This increase resulted primarily from growth in interest earning assets through loan originations. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased during the year to 269 basis points from 387 basis points in the prior year. The primary reason for the decrease was due to the decrease in the yield on interest earning assets. The yield on interest earning assets decreased to 7.96 percent while the cost of interest bearing liabilities remained relatively constant at 5.27 percent compared to 5.29 percent in the prior year. The Company's interest bearing assets tend to reprice more quickly than its interest bearing liabilities causing pressure on the net interest margin in falling rate environments.


     Interest income received on loans increased $15,504,000 or 25.6 percent to $76,128,000 in fiscal 1999 from $60,624,000 in fiscal 1998. The increase was primarily attributable to growth in loans through originations of residential mortgage loans in the Company's loans held for sale portfolio. While loan originations increased, the yield on the loan portfolio decreased to 8.21 percent for the year compared to 9.63 percent in the prior year. Interest received on mortgage-backed securities increased $864,000 or 17.2 percent to $5,896,000 in fiscal 1999 from $5,032,000 in fiscal 1998. This increase is primarily due to an increase in the mortgage-backed securities portfolio during the year. Interest received on securities and other interest earning assets increased $2,475,000 or 39.6 percent to $8,719,000 in fiscal 1999 from $6,244,000 in fiscal 1998.

     Interest expense increased $16,771,000 or 41.9 percent to $56,778,000 in fiscal 1999 from $40,007,000 in fiscal 1998. This is primarily the result of growth in deposits. Interest expense on deposits increased $12,201,000 or 41.0 percent to $41,967,000 in fiscal 1999 from $29,766,000 in fiscal 1998. The cost of deposits increased 7 basis points to 5.24 percent during the year from 5.17 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $2,883,000 or 28.2 percent to $13,124,000 in fiscal 1999 from $10,241,000 in fiscal 1998. During the year, the Bank's cost of FHLB advances and other borrowings decreased 54 basis points to 5.11 percent from
5.65 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale. In addition, the Company issued $28,750,000 of trust preferred securities during the second quarter of fiscal 1999. Interest expense related to these securities was $1,687,000 in fiscal 1999, a cost of 8.79 percent.

PROVISION FOR LOAN LOSSES

     The Company decreased its provision for loan losses $420,000 or 16.2 percent to $2,181,000 in fiscal 1999 from $2,601,000 in fiscal 1998. This decrease is attributable to a decline in the Company's ratio of problem assets to total assets during the year. Total non-performing and potential problem assets decreased to $11,338,000 at March 31, 1999 compared to $14,904,000 at March 31, 1998. Total problem assets, which include all non-performing and classified assets, decreased to 0.92 percent of total assets at March 31, 1999, from 1.30 percent of total assets at March 31, 1998. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss reserves.

NON-INTEREST INCOME

     Non-interest income increased by $9,129,000 or 55.8 percent to $25,478,000 for fiscal 1999 from $16,349,000 for fiscal 1998. Mortgage production fees are the largest component of non-interest income and such fees increased $6,127,000 or 70.0 percent to $14,879,000 compared to $8,752,000 in fiscal 1998. The volume of loans sold in the secondary market increased to $1,485,825,000 during 1999 compared to $729,764,000 in fiscal 1998. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market, which is affected by job creations, interest rates and general economic conditions. The margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:



  (dollars in thousands)            1999           1998           1997
                              ----------       --------       --------
Mortgage production fees      $   14,879       $  8,752       $  7,280
Dollar volume sold            $1,485,825       $729,764       $583,762
Margin earned                       1.00%          1.20%          1.25%


     The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 1999, 1998, and 1997, the Company sold the majority of its loans with servicing released and the largest component of mortgage production fees was service release premiums.

     In addition, income generated from Eagle Real Estate Advisors increased $1,411,000 or 52.8 percent. This increase was due to increased gains recorded on the sale of investments in real estate amounting to $3,389,000 and real estate commissions of $692,000. During fiscal 1999, 221 residential lots were sold in the Company's real estate projects compared to 184 in the prior period. Service charges, at the community bank, remained stable at $1,938,000 in fiscal 1999 compared to $1,924,000 in fiscal year 1998.

NON-INTEREST EXPENSE

     Non-interest expense increased $6,751,000 or 19.1 percent to $42,142,000 in fiscal 1999 from $35,391,000 in fiscal 1998. The Company's efficiency ratio was
70.9 percent for fiscal 1999, compared to 73.4 percent for fiscal 1998. In general, the increase in all categories of non-interest expense is attributable to the higher operating costs incurred by the Company's rapid growth.

     Salaries and employee benefits increased $3,841,000 or 20.1 percent to $22,998,000 in fiscal 1999 compared to $19,157,000 in fiscal 1998. This increase is due to the addition of employees in branches and loan production offices to support the Company's growth. Occupancy expense increased $356,000 or 7.7 percent to $5,003,000 in fiscal 1999 compared to $4,647,000 in fiscal 1998. Marketing expense increased $1,184,000 or 127.0 percent to $2,116,000 in fiscal 1999 compared to $932,000 in fiscal 1998. The increase in marketing expense is primarily attributable to a multimedia advertising campaign launched in April 1998. As a result of the increase in deposits, federal insurance premiums increased $224,000 or 63.8 percent to $575,000 in fiscal 1999 from $351,000 in fiscal 1998.

     Miscellaneous expenses increased $1,221,000 or 16.1 percent to $8,800,000 in fiscal 1999 compared to $7,579,000 in fiscal 1998. This increase is due to increases in telephone and communications, and professional services, including attorney fees.

INCOME TAX EXPENSE

     The Company's effective tax rate for fiscal 1999 was 32.4 percent compared to 29.7 percent in the prior year. This increase is primarily a result of the Company's federal statutory tax rate increasing to 35% in fiscal 1999 from 34% in fiscal 1998, due to increased earnings.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1998 AND MARCH 31,
1997

NET INCOME

     Eagle Bancshares financial results for fiscal 1998 increased due to an increase in net interest income resulting from growth in average earning assets and an increase in non-interest income. The Company's net income increased by $3,464,000 or 92.5 percent to $7,210,000 in fiscal 1998 from $3,746,000 in fiscal 1997. Net income per average common share assuming dilution increased to $1.23 compared to $.66 in fiscal 1997. The Company's financial results for fiscal 1997 declined due to two significant factors including the one-time SAIF assessment and restructuring and merger expenses related to the acquisition of SCFC. Eagle's core earnings increased 4.1 percent to $7,210,000 compared to $6,926,000 in the previous year. The increase in core earnings is primarily attributable to growth in net interest and operating income. Core earnings are earnings exclusive of the one-time SAIF assessment of $1,946,000 ($1,495,000 net of tax) and the one-time merger expenses of $1,685,000 ($1,685,000 net of tax).

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

NON-INTEREST INCOME

     Non-interest income increased by $3,438,000 or 26.6 percent to $16,349,000 for fiscal 1998 from $12,911,000 for fiscal 1997. Mortgage production fees are the largest component of non-interest income and such fees increased $1,472,000 or 20.2 percent to $8,752,000 compared to $7,280,000 in fiscal 1997. The volume of loans sold in the secondary market increased to $729,764,000 during 1998 compared to $583,762,000 in fiscal 1997.

     In addition, income generated from Eagle Real Estate Advisors increased $888,000 or 49.8 percent. This increase was due to increased gains recorded on the sale of investments in real estate amounting to $2,160,000 and real estate commissions of $510,000. During fiscal 1998, 184 residential lots were sold in the Company's real estate projects compared to 128 in the prior period. Service charges, at the community bank, decreased $55,000 or 2.8 percent to $1,924,000 in fiscal 1998 compared to $1,979,000 in fiscal year 1997.

NON-INTEREST EXPENSE

     Non-interest expense increased $490,000 or 1.4 percent to $35,391,000 in fiscal 1998 from $34,901,000 in fiscal 1997. The Company's efficiency ratio was
73.4 percent for fiscal 1998, compared to 72.6 percent, excluding the SAIF assessment and the merger related expenses, for fiscal 1997. In general, the increase in all categories of non-interest expense is attributable to the higher operating costs incurred by the Company's rapid growth and the conversion of the Company's computer system which was completed in February 1998.

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

INCOME TAX EXPENSE

     The Company's effective tax rate for fiscal 1998 was 29.7 percent compared to 32.1 percent in the prior year. The decrease is primarily a result of non-deductible merger expenses recorded in 1997.


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

     The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The

Company closely monitors each scenario to manage interest rate risk. As of March 31, 1999, the expected rate simulation indicated an increase in annual net interest income of $367,000 or 0.94 percent relative to the unchanged rate simulation and a $36,000 or 0.04 percent decline in market value.

     Management estimates the Company's annual net interest income would increase approximately $3,430,000 or 9.40 percent, and decrease approximately $3,541,000 or 9.06 percent should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over March 31, 1999, estimates a $12,969,000 or 19.55 percent decrease in market value. The Company estimates a like decrease in rates would decrease market value $2,812,000 or 4.24 percent. These changes in market value represent less than 5.0 percent of the total carrying value of total assets at year-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

     Looking toward managing interest rate risk in fiscal 2000, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase, if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. This basis risk potentially could be hedged with interest rate caps, but the Company believes they are not cost-effective in relation to the cost they would mitigate. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable. This rate scenario could also create significant risk to net interest income.

     Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin decreased 108 basis points to 3.03 percent during fiscal 1999 from 4.11 percent during fiscal 1998. In addition, the net interest spread decreased 118 basis points to 2.69 percent during fiscal 1999 from 3.87 percent during fiscal 1998. The average balance sheet presents the individual components of net interest income and expense, net interest spread and net interest margin. The decline in the net interest margin in fiscal 1999 was primarily attributable to the decrease in the yield on interest earning assets caused by the decline in market rates during the period. The yield earned on average loans decreased to
8.21 percent for fiscal 1999 compared to 9.63 percent in fiscal 1998. In addition, the yield earned on mortgage-backed securities declined to 6.67 percent in fiscal 1999 compared to 7.31 percent in fiscal 1998. The cost of deposits increased slightly to 5.24 percent in fiscal 1999 compared to 5.17 percent in fiscal 1998. The Company also relies on borrowings from the FHLB and other borrowings to fund asset growth and the cost of FHLB advances and other borrowings decreased 54 basis points to 5.11 percent in fiscal 1999 from 5.65 percent in fiscal 1998. The Company's interest bearing assets tend to reprice more quickly than its interest bearing liabilities causing pressure on the net interest margin in falling rate environments.

     The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 1999, 1998 and 1997.



AVERAGE BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
Year ended March 31,                             1999                              1998                            1997
                                     Average                 Yield/    Average                 Yield/   Average             Yield/
(dollars in thousands)               Balance     Interest    Cost      Balance   Interest      Cost     Balance    Interest  Cost
------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans receivable(1)                $  572,610    $53,287     9.31%   $ 519,393  $ 53,328     10.27%   $ 462,073   $45,770  9.91%
  Loans held for sale                   354,495     22,841     6.44%     110,196     7,296      6.62%      69,546     5,733  8.24%
  Mortgage-backed securities             88,363      5,896     6.67%      68,794     5,032      7.31%      74,969     5,510  7.35%
  FHLB stock                             10,592        794     7.50%       9,053                7.44%       7,866       553  7.03%
                                                                                       674
  Taxable investments(2)                 50,418      3,218     6.38%      32,997     2,250      6.82%      47,239     3,480  7.37%
  Tax-exempt investment
    securities(2)                        69,999      5,330     7.61%      44,835     3,636      8.11%      39,631     3,227  8.14%
  Interest earning deposits and
    federal funds sold                    3,644        204     5.60%       6,152       312      5.07%       1,322        76  5.75%
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets         1,150,121     91,570     7.96%     791,420    72,528      9.16%     702,646    64,349  9.16%
Non-interest earning assets              95,136                           74,818                           64,123
------------------------------------------------------------------------------------------------------------------------------------
Total assets                          1,245,257                          866,238                          766,769
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
  Interest-bearing deposits             104,754      3,608     3.44%      65,746     1,721      2.62%      72,858       993  1.36%
  Savings                                37,884        912     2.41%      42,441     1,053      2.48%      46,157     1,128  2.44%
  Money market                           69,863      2,772     3.97%      30,717     1,033      3.36%      19,541       496  2.54%
  Certificates of deposit               588,246     34,675     5.89%     436,727    25,959      5.94%     382,117    22,560  5.90%
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                        800,747     41,967     5.24%     575,631    29,766      5.17%     520,673    25,177  4.84%
  Advances and other borrowings         256,771     13,124     5.11%     181,260    10,241      5.65%     153,483     8,452  5.51%
  Trust preferred securities             19,186      1,687     8.79%          --        --        --           --        --    --
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing                1,076,704     56,778     5.27%     756,891    40,007      5.29%     674,156    33,629  4.99%
  liabilities
Non-interest bearing deposits            47,795                           25,696                           18,309
Non-interest bearing liabilities         45,049                           11,574                            6,803
Stockholders' equity                     75,709                           72,077                           67,501
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity          1,245,257                          866,238                          766,769
------------------------------------------------------------------------------------------------------------------------------------
Net interest/rate spread                            34,792     2.69%                32,521      3.87%                30,720  4.17%
Taxable-equivalent adjustment                         (827)                           (628)                            (564)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                        $33,965                        $ 31,893                          $30,156
Net interest earning assets/net
  interest margin                    $   73,417                3.03%   $  34,529                4.11%   $  28,490            4.37%
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets as a
  percentage of interest bearing
  liabilities                            106.82%                          104.56%                          104.23%
------------------------------------------------------------------------------------------------------------------------------------

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

RATE/VOLUME ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      1999 Compared to 1998                    1998 Compared to 1997
Increase (decrease) due to                            Rate         Volume         Total         Rate        Volume        Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
   Loans receivable                                   $(5,228)       $ 5,187        $   (41)    $  1,709       $5,849      $ 7,558
   Loans held for sale                                   (204)        15,749         15,545       (1,293)       2,856        1,563
   Mortgage-backed securities                            (470)         1,334            864          (30)        (448)        (478)
   FHLB stock                                               5            115            120           34           87          121
   Taxable investment securities                         (154)         1,122            968         (244)        (986)      (1,230)
   Tax-exempt investment securities(1)                   (237)         1,931          1,694          (12)         421          409
   Interest earnings deposits and federal funds
     sold                                                  30           (138)          (108)         (10)         246          236
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  (6,258)        25,300         19,042          154        8,025        8,179
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
   Deposits                                               408         11,792         12,201          825        3,765        4,590
   FHLB advances and other borrowings                  (1,055)         3,939          2,883          220        1,568        1,788
   Trust preferred securities                              --          1,687          1,687           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    (647)        17,418         16,771        1,045        5,333        6,378
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income                     $(5,611)       $ 7,882        $ 2,271      $  (891)      $2,692      $ 1,801
-----------------------------------------------------------------------------------------------------------------------------------

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

     Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company's Gap position is evaluated continuously and reviewed by the ALCO in bi-weekly meetings. The Company has a positive one year Gap of 11.31 percent as of March 31, 1999.

     The following table presents the Company's interest sensitivity gap between interest earning assets and interest bearing liabilities at March 31, 1999. The gap analysis is prepared using either actual repricing intervals or maturity dates when stated. Equity securities having no stated maturity are reported after five years. Demand deposits are decayed over time using a factor of 33 percent. In addition, loans held for sale are included in less than three months since it is management's intent to sell them within that time.



GAP ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------
March 31, 1999                                           More than     More than     More than
                                             Less than    3 months       1 year      3 years to     After 5
(dollars in thousands)                        3 months   to 1 year     to 3 years     5 years        Years          Total
-----------------------------------------------------------------------------------------------------------------------------
Interest earning assets re-pricing:
Loans receivable                              $264,521     $ 113,076     $  94,729      $ 52,878      $ 105,411    $  630,615
Loans held for sale                            221,370            --            --            --             --       221,370
Investment securities(1)                        17,519        27,630        39,759        40,602        147,863       273,373
FHLB Stock                                          --            --            --            --          8,736         8,736
Interest bearing deposits and federal
 funds sold                                      3,497            --            --            --             --         3,497
-----------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets                506,907       140,706       134,488        93,480        262,010     1,137,591
-----------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities re-pricing:
Deposits                                       182,315       317,824       191,592       106,067         36,130       833,928
Borrowings                                         816         7,500        50,368        75,368         87,500       221,552

-----------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities           183,131       325,324       241,960       181,435        123,630     1,055,480
-----------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity Gap                  323,776      (184,618)     (107,472)      (87,955)       138,380    $   82,111

Cumulative interest rate sensitivity Gap      $323,776     $ 139,158     $  31,686     $ (56,269)     $  82,111
-----------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate sensitivity
Gap as a percentage of total assets              26.32%        11.31%         2.58%        (4.57%)         6.68%
-----------------------------------------------------------------------------------------------------------------------------

(1) Excludes the effect of SFAS No. 115, "Accounting for Certain Investment Debt and Equity Securities", consisting of net unrealized losses in the amount of $457,000.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following table sets forth certain information at March 31, 1999, regarding the dollar amount of loans maturing in the Bank's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.

-------------------------------------------------------------------------------------------------------------
March 31, 1999                                            One Year      One Year to      After
  (dollars in thousands)                                   or Less      Five Years    Five Years      Total
Real estate mortgage loans:
  Fixed rates                                              $  5,981       $ 23,962     $240,805     $270,748
  Adjustable rates                                            8,295         11,614      102,157      122,066
Real estate construction, net - adjustable
  rates                                                     118,973         37,627        1,154      157,754
Real estate construction, net - fixed rates                  14,353          3,020        1,041       18,414
Commercial loans:
  Commercial - fixed rates                                    1,921          7,164        2,930       12,015
  Commercial - adjustable rate                                9,356            513        1,012       10,881
  Mezzanine - fixed rates                                       350          1,879        1,475        3,704
  Mezzanine - adjustable rates                                   --            434           --          434
  Leases - fixed rate                                         2,685            669           --        3,354
  Consumer and others - fixed rates                           2,280         17,749       11,234       31,263
-------------------------------------------------------------------------------------------------------------
   Total                                                   $164,194       $104,631     $361,808      630,633
Less:
   Deferred fees and other unearned income                                                               (18)
   Reserve for loan losses                                                                            (7,345)
-------------------------------------------------------------------------------------------------------------
   Total                                                                                            $623,270
-------------------------------------------------------------------------------------------------------------

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The next table sets forth the dollar amount of all loans due after one year from March 31, 1999, which have predetermined interest rates and have floating or adjustable rates.


----------------------------------------------------------------------------------------------
March 31, 1999                                          Predetermined           Floating or
  (dollars in thousands)                                     Rates             Adjustable Rate
----------------------------------------------------------------------------------------------
Real estate-mortgage                                       $268,556                 $113,771
Real estate-construction, net                                 4,061                   38,781
Commercial                                                   10,094                    1,525
Leases                                                          669                       --
Consumer and other                                           28,983                       --
---------------------------------------------------------------------------------------------
     Total                                                 $312,363                 $154,077
---------------------------------------------------------------------------------------------

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

LOAN PORTFOLIO AND CONCENTRATION
     Since 1995, the Company's loan portfolio has grown 71.0 percent. Loans receivable, net, grew $87,538,000 or 16.3 percent to $623,270,000 at March 31, 1999 compared to $535,732,000 at March 31, 1998. The primary reason is due to the increase in residential first mortgages.

     The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $4,138,000 as of March 31, 1999, in four mezzanine financing loans. These loan categories increased $14,310,000 or 4.2 percent to $461,430,000 at March 31, 1999 from $417,718,000 at March 31,
1998. At March 31, 1999, these loans represented 62.6 percent of the loan portfolio versus 67.4 percent at March 31, 1998. The mortgage-banking group originates primarily loans held for sale. Loans held for sale decreased $111,222,000 or 33.4 percent to $221,370,000 at March 31, 1999 from $332,592,000 at March 31, 1998. Both groups contribute to the Company's portfolio of residential mortgage loans. This loan category increased $79,559,000 or 41.22 percent to $272,553,000 at March 31, 1999 compared to $192,994,000 at March 31,
1998. During fiscal 1999, the Company grew the portfolio of residential mortgage loans primarily through originations of single-family mortgage loans. Residential first mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

     In 1993, the Company began a leasing operation which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued the leasing activities during fiscal 1997. Leases at March 31, 1999, were $3,354,000 or less than 0.4 percent of total loans compared to $9,463,000 at March 31, 1998.


LOAN PORTFOLIO MIX
-----------------------------------------------------------------------------------------------------------------------------------
         At March 31,                   1999                 1998                 1997               1996                1995
        (dollars in thousands)    Amount      %       Amount       %       Amount       %       Amount      %       Amount      %
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate loans
  Construction                   $210,877   28.60%   $197,811    31.90%   $205,086    33.98%   $185,337   36.91%  $140,209   32.25%
  Acquisition & development        71,995    9.76%     41,992     6.77%     35,408     5.87%     30,419    6.06%    30,517    7.02%
Real estate mortgage loans
  Non-residential                  58,562    7.94%     71,515    11.53%     65,748    10.89%     51,020   10.16%    44,868   10.32%
  Residential                     272,553   36.97%    192,994    31.12%    194,821    32.28%    157,996   31.47%   156,001   35.87%
  Home equity and second
    mortgages                      61,699    8.37%     46,218     7.45%     43,752     7.25%     17,212    3.43%    13,272    3.05%
-----------------------------------------------------------------------------------------------------------------------------------
Total real estate loans           675,686   91.64%    550,530    88.77%    544,815    90.27%    441,984   88.03%   384,867   88.51%
-----------------------------------------------------------------------------------------------------------------------------------
Other loans:
  Commercial                       22,896    3.11%     15,681     2.53%     15,160     2.51%     12,117    2.41%    10,776    2.48%
  Mezzanine                         4,138    0.56%     10,746     1.73%         --       --          --      --         --      --
  Leases                            3,354    0.45%      9,463     1.53%     19,939     3.30%     38,032    7.57%    32,582    7.49%
  Consumer and other               31,263    4.24%     33,755     5.44%     23,648     3.92%      9,957    1.99%     6,621    1.52%
-----------------------------------------------------------------------------------------------------------------------------------
  Total other loans                61,651    8.36%     69,645    11.23%     58,747     9.73%     60,106   11.97%    49,979   11.49%
-----------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable      737,337  100.00%    620,175   100.00%    603,562   100.00%    502,090  100.00%   434,846  100.00%
-----------------------------------------------------------------------------------------------------------------------------------
Less:
Undisbursed portion of loans
  in process                     (106,704)            (77,302)             (80,801)             (84,268)           (63,246)
  Deferred fees and other
     unearned income                  (18)               (636)              (1,814)              (1,515)            (2,405)
  Reserve for loan losses          (7,345)             (6,505)              (5,198)              (5,464)            (4,704)
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net            $623,270            $535,732             $515,749             $410,843           $364,491
-----------------------------------------------------------------------------------------------------------------------------------

     In accordance with the Company's business plan, the volume of construction and acquisition and development lending increased in each of the previous four years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and close monitoring of the process. The Company's underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels by price range and location, the feasibility of house plans and costs, the growth prospects for the economy and the impact of changes in interest rates. The Company has a multi-state construction inspection and appraisal network. Its staff closely monitors construction progress and draws throughout the process. In addition, no single customer accounted for more than 2.0 percent of the Company's loans in fiscal 1999, 1998 or 1997.

     The following table exhibits the geographic location of the Company's real estate construction and acquisition and development loans.

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION


 At March 31, 1999                               Acquisition &                    % of Total
  (dollars in thousands)         Construction    Development        Total         by Location
---------------------------------------------------------------------------------------------
Atlanta, GA                      $ 70,916         $40,962         $111,878             63.52%
Augusta, GA                        13,213           2,521           15,734              8.94%
Athens, GA                             --             200              200              0.12%
Hinesville, GA                         44              --               44              0.02%
Savannah, GA                        7,137           3,107           10,244              5.81%
Warner Robins, GA                   2,805              --            2,805              1.59%
Jacksonville, FL                   12,834           2,887           15,721              8.92%
Charlotte, NC                       7,852             982            8,834              5.01%
Chattanooga, TN                     9,688             519           10,207              5.79%
Knoxville, TN                         501              --              501              0.28%
---------------------------------------------------------------------------------------------
  Total by type                  $124,990         $51,178         $176,168            100.00%
---------------------------------------------------------------------------------------------

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

     Management believes that the Bank's credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank's allowance for probable loan losses is adequate in relation to the composition of its loan portfolio. Although the Company's non-accrual loans as a percentage of loans receivable, net was 1.07 percent at March 31, 1999, there is a risk that the quality of the Company's loan portfolio could decline. The rapid growth in loans, the concentration of construction loans, and the risk inherent in the lease portfolio each present a risk that the quality of the loan portfolio could decline. Management and the ACC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the "OTS") also monitors and comments on the adequacy of the Bank's provision for loan losses in conducting its examinations of the Bank.

NON-PERFORMING ASSETS

     Total problem assets, which include non-accrual loans, loans classified as problem assets by the ACC and real estate acquired through the settlement of loans, decreased $3,566,000 or 23.9 percent to $11,338,000 at March 31, 1999, from $14,904,000 at March 31, 1998. Total problem assets as a percent of total assets decreased to .92 percent at March 31, 1999 from 1.30 percent at March 31, 1998. At March 31, 1999, the Company had non-accrual loans of $6,692,000 compared to $7,948,000 at March 31, 1998. Interest income not recognized on these loans amounted to $386,000 during 1999, and $431,000 during 1998. In addition, at March 31, 1999, the ACC identified $2,550,000 as potential problem loans compared to $4,009,000 of potential problem loans at March 31, 1998. Real estate owned decreased by $851,000 or 28.9 percent to $2,096,000 at March 31, 1999, from $2,947,000 at March 31, 1998.

     The following table reflects non-accrual loans, potential problem loans and real estate acquired through the settlement of loans as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC, regardless of payment status.



NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------------------------------------------------------------------------------
at March 31,
 (dollars in thousands)                                     1999        1998        1997        1996         1995
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans
   Residential real estate-construction                   $   497     $ 1,127     $ 1,692     $ 1,658       $  464
   Residential real estate-mortgage                         5,094       4,026       2,934         569          469
   Commercial real estate                                     282          --          93           7           57
   Commercial                                                  37          24         427         662           --
   Commercial leases                                          311       2,054       2,508       3,421           --
   Installment                                                471         717         212          --            4
-------------------------------------------------------------------------------------------------------------------
Total non-accrual                                           6,692       7,948       7,866       6,317          994
-------------------------------------------------------------------------------------------------------------------
Potential problem loans                                     2,550       4,009       2,503       4,329        2,963
-------------------------------------------------------------------------------------------------------------------
   Total non-accrual and problem loans                      9,242      11,957      10,369      10,646        3,957
-------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                      2,096       2,947       2,074       1,344        1,139
-------------------------------------------------------------------------------------------------------------------
   Total problem assets                                   $11,338     $14,904     $12,443     $11,990       $5,096
-------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                            0.92%       1.30%       1.51%       1.63%        0.90%
-------------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net
    plus reserves                                            1.80%       2.75%       2.41%       2.92%        1.40%
-------------------------------------------------------------------------------------------------------------------
Reserve for loan losses/Total problem assets                64.78%      43.65%      41.78%      45.57%       92.31%
-------------------------------------------------------------------------------------------------------------------

CONCENTRATIONS BY GEOGRAPHIC LOCATION

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location.


NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION
-------------------------------------------------------------------------------------------------------------------
at March 31, 1999                                      Potential     Real Estate                      % of Total
  (dollars in thousands)              Non-accrual       Problem       Owned(1)          Total        By Location
-------------------------------------------------------------------------------------------------------------------
Atlanta, GA                                   $5,601        $1,818          $  399         $ 7,818          67.46%
Augusta, GA                                       --           194             268             462           3.99%
Hinesville, GA                                    --            --             230             230           1.98%
Warner Robins, GA                                 --            --             156             156           1.35%
Charlotte,  NC                                    80            --              --              80           0.69%
St. Augustine,  FL                                --           538              --             538           4.64%
Aiken, SC                                         --            --             126             126           1.09%
All other locations                                             --           1,168           2,179          18.80%
                                               1,011
-------------------------------------------------------------------------------------------------------------------
Total problem assets                          $6,692        $2,550          $2,347         $11,589         100.00%
-------------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $250,764; real estate owned, net equals $2,096,338.

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and by type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE
------------------------------------------------------------------------------------------------------------------------------------
At March 31, 1999                           Residential
                                           -----------         Comm'l                                                % of Total
(dollars in thousands)                  Constr       Mtgs     R-Estate    Comm'l     Leases  Installment  Total      by Location
---------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta, GA                             $  417    $4,083     $  282       $ 37        $311       $ 471   $ 5,601         48.33%
Charlotte, GA                               80        --         --         --          --          --        80          0.69%
                                                                                                              80
All other locations                         --     1,011         --         --          --          --     1,011          8.73%
--------------------------------------------------------------------------------------------------------------------------------
  Total non--accrual                       497     5,094        282         37         311         471     6,692         57.75%
--------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta, GA                              1,078        75        561         45          59          --     1,818         15.69%
Augusta,  GA                               194        --         --         --          --          --       194          1.67%
St. Augustine,  FL                         538        --         --         --          --          --       538          4.64%
--------------------------------------------------------------------------------------------------------------------------------
Total potential problem loans            1,810        75        561         45          59          --     2,550         22.00%
--------------------------------------------------------------------------------------------------------------------------------
Real estate owned(1):
Atlanta, GA                                 31        98        270         --          --          --       399          3.44%
Augusta, GA                                 --       268         --         --          --          --       268          2.31%
Hinesville, GA                             230        --         --         --          --          --       230          1.98%
Warner Robins, GA                          156        --         --         --          --          --       156          1.35%
Aiken, SC                                   72        54         --         --          --          --       126          1.09%
All other locations                        221       947         --         --          --          --     1,168         10.08%
--------------------------------------------------------------------------------------------------------------------------------
Total real estate owned(1)                 710     1,367        270         --          --          --     2,347         20.25%
--------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type            $3,017    $6,536     $1,113      $  82       $ 370       $ 471   $11,589        100.00%
--------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type        26.03%    56.41%      9.60%      0.71%       3.19%       4.06%   100.00%
--------------------------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $250,764; real estate owned, net equals $2,096,338.

CONCENTRATIONS TO SINGLE BORROWERS

     At March 31, 1999, the Bank has no relationship with a single borrower with potential problem loans or non-accrual loans in excess of $600,000.

LOAN IMPAIRMENT

     Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans and amounted to $581,000 at March 31, 1999, compared to $1,783,000 at March 31, 1998. A loan is considered impaired when a loan is classified as non-accrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. At March 31, 1999 and 1998, the valuation allowance related to these impaired loans was $214,000 and $455,000, respectively, which is included in the reserve for loan losses as presented in the tables on the following page. At March 31, 1999 and 1998, all impaired loans had a related loan loss reserve. For the year ended March 31, 1999, the Company charged-off $450,000 against loan loss reserves related to impaired loans. During the year ended March 31, 1998, the Company had no charge-offs related to impaired loans. For the years ended March 31, 1999 and 1998, the average recorded investment in impaired loans was $1,375,000 and $1,784,000, respectively.

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

RESERVE FOR LOAN LOSSES

     The Company set aside $2,181,000 and $2,601,000, respectively, of additional reserves for probable loan losses during the years ended March 31, 1999 and 1998. At March 31, 1999, reserves represented 1.28 percent of average loans receivable, net, outstanding during the period, remaining relatively stable compared to 1.25 percent at March 31, 1998. Charge-offs in fiscal 1999 were $1,821,000 versus $1,548,000 in fiscal 1998 and $3,124,000 in 1997. In fiscal 1999, charge-offs represented 0.23 percent of average loans receivable, net versus 0.25 percent for fiscal 1998 and 0.63 percent in fiscal 1997. Charge-offs increased in fiscal 1997 due to the decline in the quality of the Company's lease portfolio. Charge-offs related to this decline were primarily related to a single lessor in the amount of $1,946,000. All outstanding obligations of this lessor have been charged off to the reserve and, therefore, no further reserve is required in connection with this relationship. Loan loss reserves totaled $7,345,000 and $6,505,000, respectively, at March 31, 1999 and 1998. Loan loss reserves to total problem assets increased to 64.78 percent at March 31, 1999 compared to 43.65 percent at March 31, 1998. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for loan losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------
March 31,
   (dollars in thousands)                                     1999          1998         1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses,
  Beginning of year                                         $   6,505     $  5,198     $  5,464      $  4,704      $  4,791
Charge-offs:
  Real estate-construction                                         12           88           86            44           165
  Real estate-mortgage                                            552          747          160           326           524
  Consumer and other                                              764          635           59            42            77
  Commercial                                                       27           78          413           180           128
  Commercial leases                                               466           --        2,406            --            --
----------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                           1,821        1,548        3,124           592           894
Recoveries                                                        480          254          206           352           164
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                 1,341        1,294        2,918           240           730
Provision for loan losses                                       2,181        2,601        2,652         1,000           643
----------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses, end of year                            7,345        6,505        5,198         5,464         4,704
----------------------------------------------------------------------------------------------------------------------------
Average loans receivable, net, outstanding for the
  period                                                    $ 572,610     $519,393     $462,073      $401,923      $324,338
----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans receivable, net, outstanding                             0.23%        0.25%        0.63%         0.06%         0.23%
----------------------------------------------------------------------------------------------------------------------------
Reserves to average loans receivable, net
  outstanding                                                    1.28%        1.25%        1.12%         1.36%         1.45%
----------------------------------------------------------------------------------------------------------------------------


ALLOCATION OF THE RESERVE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------------
    March 31,                          1999                1998                 1997                  1996                 1995
                                Dollar               Dollar              Dollar                Dollar               Dollar
    (dollars in thousands)      Amount     %(1)      Amount     %(1)     Amount      %(1)      Amount      %(1)     Amount     %(1)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of
    period applicable to:
  Real Estate -
    First mortgage loans        $1,706      53%      $1,517     51%       $  791      50%      $  693       50%     $  861      54%
    Second mortgage loans          980       9%         882      9%          713       8%         512        4%        648       3%
    Construction                 1,895      28%       1,754     30%        1,127      31%       1,128       32%      1,373      29%
  Commercial                       673       4%         364      3%          121       3%         221        3%        296       3%
  Commercial leases                315       1%         591      1%        1,724       4%       2,493        9%        596       9%
  Consumer and other             1,086       5%         821      6%          220       4%         133        2%        272       2%
  Unallocated                      690       -          576      -           502       -          284        -         658       -
------------------------------------------------------------------------------------------------------------------------------------
  Total                         $7,345     100%      $6,505    100%       $5,198     100%      $5,464      100%     $4,704     100%
------------------------------------------------------------------------------------------------------------------------------------

(1) Loan balance in each category expressed as a percentage of loans receivable, net.


INVESTMENT SECURITIES

     During fiscal 1999, investment securities increased 67.6 percent over the prior year. At March 31, 1999, the Company had total investments in securities of $272,916,000 versus $162,874,000 at March 31, 1998. At March 31, 1994, the
Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company began reporting the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes.

     The investment securities portfolio at March 31, 1999 was comprised of $68,298,000 of investment securities held to maturity at amortized cost. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, the Company had an estimated market value of $204,618,000 of securities available for sale at March 31, 1999. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $283,000 at March 31, 1999 and a net unrealized gain of $838,000 at March 31, 1998.

     Included in other securities at March 31, 1999 and 1998 are $766,305 and $1,996,043, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. These securities are rated Aa2 by Moody's and AA by Standard & Poors. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 1999, 1998 or 1997.

     The following table reflects securities held in the Company's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------
as of March 31,
  (dollars in thousands)                                            1999              1998             1997
------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                          $ 18,539          $ 36,188        $ 27,780
  Mortgage-backed securities                                        32,866             5,010           6,406
  Corporate bonds                                                    7,433             7,431           7,429
  Other debt securities                                              9,460             9,509          10,292
------------------------------------------------------------------------------------------------------------
          Total                                                     68,298            58,138          51,907
------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                            35,308            16,068          15,176
  Mortgage-backed securities                                        95,539            70,626          62,352
                                                                     2,027             2,037           2,005
  Corporate bonds                                                   12,279            12,210          13,418
  Equity securities-preferred stock                                 59,465             3,795           3,970
  Other debt securities
------------------------------------------------------------------------------------------------------------
          Total                                                    204,618           104,736          96,921
------------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                            53,847            52,256          42,956
  Mortgage-backed securities                                       128,405            75,636          68,758
  Corporate bonds                                                    9,460             9,468           9,434
  Equity securities-preferred stock                                 12,279            12,210          13,418
  Other debt securities                                             68,925            13,304          14,262
------------------------------------------------------------------------------------------------------------
          Total                                                   $272,916          $162,874        $148,828
------------------------------------------------------------------------------------------------------------

     The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of securities held in the Bank's portfolio, for the periods indicated:


Maturities of Investment Securities and Average Yields
----------------------------------------------------------------------------------------------------------------------
                                                       Investment Securities
                                                          Held to Maturity           Securities Available for Sale
                                                          March 31, 1999                     March 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                    Amortized           Weighted          Estimated      Weighted
(dollars in thousands)                                Cost           Average Yield       Fair Value   Average Yield(1)
----------------------------------------------------------------------------------------------------------------------
US Treasury and US Government Agencies:
   Within 1 year                                        $ 1,000             4.03%               --          --
   1-5 years                                             11,999             6.27%          $ 6,001        6.09%
   5-10 years                                             5,540             6.52%           29,307        6.45%
   More than 10 years                                        --               --                --          --
----------------------------------------------------------------------------------------------------------------------
      Total                                              18,539             6.22%           35,308        6.39%
----------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
Government National Mortgage Association
   Within 1 year                                             --               --                --          --
   1 to 5 years                                              --               --                --          --
   5 to 10 years                                             --               --            12,660        7.32%
   More than 10 years                                    16,781             6.57%           49,766        6.68%
----------------------------------------------------------------------------------------------------------------------
      Total                                              16,781             6.57%           62,426        6.81%
----------------------------------------------------------------------------------------------------------------------
Federal National Mortgage Assn.
   Within 1 year                                             --               --                 8        8.25%
   1 to 5 years                                              --               --               283        6.48%
   5 to 10 years                                             --               --               467        8.25%
   More than 10 years                                       490             5.86%           17,022        6.52%
----------------------------------------------------------------------------------------------------------------------
      Total                                                 490             5.86%           17,780        6.56%
----------------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage Corp.
   Within 1 year                                             --               --                --          --
   1 to 5 years                                              --               --               183        8.50%
   5 to 10 years                                             --               --             1,657        8.50%
   More then 10 years                                    14,831             6.48%           13,493        6.00%
---------------------------------------------------------------------------------------------------------------------
      Total                                              14,831             6.48%           15,333        6.30%
---------------------------------------------------------------------------------------------------------------------
Other:
   Within 1 year                                             --               --               101        4.00%
   1 to 5 years                                              --               --               548        4.61%
   5 to 10 years                                             --               --               762        5.13%
   More then 10 years                                    10,224             6.64%           58,054        5.94%
---------------------------------------------------------------------------------------------------------------------
      Total                                              10,224             6.64%           59,465        5.91%
---------------------------------------------------------------------------------------------------------------------
Corporate Debt:
   Within 1 year                                          2,509             7.85%            2,027        7.29%
   1 to 5 years                                           2,972             8.22%               --          --
   5 to 10 years                                          1,952             7.64%               --          --
   More then 10 years                                        --               --                --          --
---------------------------------------------------------------------------------------------------------------------
      Total                                               7,433             7.94%            2,027        7.29%
---------------------------------------------------------------------------------------------------------------------
Preferred Stock:
   Within 1 year                                             --               --                --          --
   1 to 5 years                                              --               --                --          --
   5 to 10 years                                             --               --                --          --
   More than 10 years                                        --               --            12,279        7.09%
---------------------------------------------------------------------------------------------------------------------
      Total                                                  --               --            12,279        7.09%
---------------------------------------------------------------------------------------------------------------------
Total Securities:
   Within 1 year                                          3,509             6.76%            2,136        7.14%
   1 to 5 years                                          14,971             6.66%            7,015        6.05%
   5 to 10 years                                          7,492             6.81%           44,853        6.77%
   More than 10 years                                    42,326             6.55%          150,614        6.35%
---------------------------------------------------------------------------------------------------------------------
Total                                                   $68,298             6.61%         $204,618        6.44%
---------------------------------------------------------------------------------------------------------------------

(1) Weighted average yield computed using amortized cost.

DEPOSITS

     Deposits are the Company's primary funding source. Total deposits grew by $100,690,000 or 12.9 percent to $879,665,000 at March 31, 1999, from
$778,975,000 at March 31, 1998. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its sixteen branches. Management believes that the majority of new accounts are a result of the continued trend in consolidation of financial institutions in the metropolitan Atlanta market and the desire of customers to deal with an independent, local financial institution.

     The growth in deposits was primarily in demand deposits which grew by $65,656,000 or 29.2 percent to $290,358,000 at March 31, 1999 compared to
$224,702,000 at March 31, 1998. Interest-bearing checking increased by $35,823,000 or 41.5 percent to $122,183,000 at March 31, 1999 from $86,360,000 at March 31, 1998. Money market accounts grew by $46,654,000 or 120.1 percent to $85,516,000 at March 31, 1999 from $38,862,000 at March 31, 1998. Demand deposits including checking accounts, savings accounts and money market accounts were 33.0 percent of the Company's deposits at March 31, 1999. Certificates of deposit increased by $35,034,000 or 6.3 percent to $589,307,000 at March 31, 1999 compared to $554,273,000 at March 31, 1998. Certificate of deposits $100,000 and greater were 16.2 percent of total deposits at March 31, 1999, and
13.8 percent at March 31, 1998. In addition, at March 31, 1999, 27.1 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The Bank does not actively solicit deposits outside of its local market area. The weighted average interest rate on deposits during fiscal 1999 increased 7 basis points to 5.24 percent from 5.17 percent.

     The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.


MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                             Certificates of
                                                                  Deposit
  (dollars in thousands)                                      March 31, 1999
----------------------------------------------------------------------------
3 months or less                                                $ 49,848
Over 3 months through 6 months                                    17,454
Over 6 months through 12 months                                   36,643
Over 12 months                                                    38,668
----------------------------------------------------------------------------
      Total outstanding                                         $142,613
----------------------------------------------------------------------------


     The following table exhibits the Company's composition of deposits at March 31 for the years indicated.


DEPOSIT MIX
-------------------------------------------------------------------------------------------------------------------------
at March 31,                                                          1999                                 1998
  (dollars in thousands)                                    Amount        % of Total             Amount       % of Total
-------------------------------------------------------------------------------------------------------------------------
Demand deposits
   Non-interest bearing deposits                           $ 45,737            5.20%            $ 61,070           7.84%
   1.90% - 2.25% Interest bearing deposits                  122,183           13.89%              86,360          11.09%
   2.05% Savings                                             36,922            4.20%              38,410           4.93%
   2.25% - 4.25% Money markets                               85,516            9.72%              38,862           4.99%
Certificate accounts less than $100,000
   2.50% - 5.99%                                            312,606           35.54%             278,394          35.74%
   6.00% - 7.99%                                            133,770           15.21%             167,833          21.55%
   8.00% - 10.00%                                               318            0.03%                 507           0.06%
Certificate accounts $100,000 and greater
  ranging between 2.50% - 10.20%                            142,613           16.21%             107,539          13.80%
-------------------------------------------------------------------------------------------------------------------------
      Total                                                $879,665          100.00%            $778,975         100.00%
-------------------------------------------------------------------------------------------------------------------------

     The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.


AVERAGE DEPOSIT BALANCES AND RATES
--------------------------------------------------------------------------------------------------------------
                                             1999                      1998                    1997
--------------------------------------------------------------------------------------------------------------
                                     Average       Average     Average     Average     Average      Average
(dollars in thousands)                Rate          Amount      Rate        Amount      Rate         Amount
--------------------------------------------------------------------------------------------------------------
Demand deposits:
   Interest bearing deposits          3.44%       $104,754     2.62%     $ 65,746       1.36%     $ 72,858
   Savings                            2.41%         37,884     2.48%       42,441       2.44%       46,157
   Money market                       3.97%         69,863     3.36%       30,717       2.54%       19,541
Certificates of deposits              5.89%        588,246     5.94%      436,727       5.90%      382,117
--------------------------------------------------------------------------------------------------------------
      Total                           5.24%       $800,747     5.17%     $575,631       4.84%     $520,673
--------------------------------------------------------------------------------------------------------------

BORROWINGS

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 1999, advances were $157,500,000 a decrease from $217,835,000 at March 31, 1998.
The weighted average interest rate on these borrowings was 5.38 percent and 5.88 percent at March 31, 1999 and 1998, respectively.

     The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:


SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    at March 31,        Maximum           Average
--------------------------------------------------------------------------------------------------------
1999:
Balances outstanding                                        $  8,316         $127,550          $ 89,756
Weighted average rate                                           6.10%            6.17%             5.53%
--------------------------------------------------------------------------------------------------------
1998:
Balances outstanding                                        $125,335         $164,320          $131,526
Weighted average rate                                           5.95%            5.78%             5.46%
--------------------------------------------------------------------------------------------------------
1997:
Balances outstanding                                        $124,392         $177,445          $135,180
Weighted average rate                                           6.85%            5.75%             5.47%
--------------------------------------------------------------------------------------------------------


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

     On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Security") offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Subordinated 8.50% Debentures (the "Debentures") of the Company. The sole assets of the Trust is the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. See Note 16 of Notes to Consolidated Financial Statements.


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


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

     The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Over recent years increases in core deposits have provided a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. In recent years, the Company has also experienced significant growth in assets. Total assets increased $80,517,000 over the previous year and were funded by deposits, which increased $100,690,000. The Company's deposits and stockholders' equity funded 77.6 percent and 74.3 percent of total assets at March 31, 1999 and March 31, 1998, respectively. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At March 31, 1999, advances stood at $157,500,000 or 12.8 percent of total assets versus $217,835,000 or 19.0 percent of total assets at March 31, 1998. Under current regulations, the Bank is required to maintain liquid assets at 5 percent or more of its net withdrawal deposits for short-term borrowings.

     At March 31, 1999, the Company had commitments to originate fixed rate mortgage loans of approximately $59,284,000 and commitments to originate variable rate mortgage loans of approximately $5,976,000 with terms of up to thirty years and interest rates ranging from 6.125 percent to 9.0 percent. The Company had commitments to sell mortgage loans of approximately $220,823,000 at March 31, 1999. In addition, the Company is committed to loan funds on unused variable rate lines of credit approximately $45,497,000 at March 31, 1999. The Company's funding sources for these commitments include deposits and FHLB advances.

     Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations increased $375,129,000 or
37.5 percent to $1,374,603,000 for fiscal 1999 compared to $999,474,000 for fiscal 1998. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB. In addition, outstanding commitments to originate loans, exclusive of the undisbursed portion of loans in process, increased to approximately $65,260,000 at March 31, 1999 from $29,670,000 at March 31, 1998.

CASH FLOWS FROM OPERATING ACTIVITIES

     During fiscal 1999, cash provided by operating activities was $95,833,000 compared to $261,621,000 used for fiscal 1998. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. In fiscal 1999, the Company originated $1,374,603,000 of loans held for sale and sold $1,485,825,000 of loans held for sale. This resulted in a $111,222,000 source of cash. This compares to fiscal 1998, when the Company originated $999,474,000 of loans held for sale and sold $729,764,000 of loans held for sale, resulting in a $269,710,000 use of cash.

CASH FLOWS FROM INVESTING ACTIVITIES

     In fiscal 1999, the Company used $200,618,000 of cash flows from investing activities compared to $39,765,000 for the prior year. The Company purchased investment securities held to maturity of $29,959,000 and $145,330,000 of securities available for sale representing 87.4 percent of total cash used for investing activities during fiscal 1999. For fiscal 1998, comparatively, the Company purchased $37,184,000 of investment securities held to maturity and $27,865,000 of securities available for sale representing 163.6 percent of cash used in investing activities. The Company generated cash flows from calls of investment securities held to maturity of $17,653,000. In addition, the Company had sales of securities available for sale of $9,441,000, calls of $7,750,000 and maturities of $2,729,000. This compares to calls of investment securities held to maturity of $18,500,000 and maturities of

$10,300,000 and sales of securities available for sale of $1,957,000, calls of $8,273,000 and maturities of $5,250,000 in fiscal 1998. Loan originations net of repayments represented 43.1 percent of cash used or $86,515,000 compared to 37.8 percent or $15,032,000 cash used for the prior year. During fiscal 1999, the Company used funds of $14,515,000 for investments in real estate while proceeds from sales of investments in real estate provided $11,177,000 in cash. Comparatively, during fiscal 1998, the Company used cash of $8,708,000 for investments in real estate while proceeds from sales provided cash of $1,675,000.

CASH FLOW FROM FINANCING ACTIVITIES

     Cash provided from financing activities during fiscal 1999, was $97,942,000 compared to $310,193,000 during fiscal 1998. FHLB advances provided a significant source of funds during both fiscal 1999 and fiscal 1998. The Company borrowed $842,461,000 from the FHLB and repaid $861,764,000 in fiscal 1999. This compares to borrowings of $810,245,000 and repayments of $723,195,000 during fiscal 1998. The Company's deposits increased $100,690,000 during fiscal 1999, $35,034,000 of this increase is attributable to increases in time deposits and $65,656,000 is attributable to increases in demand deposits. During the prior year, the Company's deposits increased $221,251,000, which is comprised of $142,570,000 of time deposits and $78,681,000 in demand deposits. During fiscal 1999, the Company raised $28,750,000 of additional capital through a public offering of trust preferred securities. In fiscal 1999, the Company issued $2,000,000 in ESOP debt to acquire common stock. Additionally, pursuant to the Company's stock repurchase plan, the Company repurchased 252,750 shares with a cost of $4,599,000 to be held as treasury stock. The Company paid cash dividends to its shareholders of $3,619,000 in fiscal 1999 and $3,406,000 in fiscal 1998.

CAPITAL

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 1999, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. Effective February 15, 1996, the Company raised $21,483,000 of capital in a secondary offering co-underwritten by Interstate/Johnson Lane and Morgan Keegan & Company, Inc. Substantially all of the proceeds were contributed to the Bank. Additionally, on July 29, 1998, the Company closed a public offering of trust preferred securities raising $28,750,000 of capital. The Company contributed $11,000,000 of the proceeds to the Bank.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1999, the Bank paid no dividends to the Company. In fiscal 1998, the Bank paid cash dividends to the Company of approximately $3,410,000 and a dividend in the form of loans in the amount of $10,525,000. In addition, during fiscal 1997, the Bank paid to the Company cash dividends of approximately $683,000 and a dividend in the form of equity securities in the amount of $6,094,000.


REGULATORY CAPITAL

        -------------------------------------------------------------------------------------------------------------
        At March 31, 1999                      Actual                   Requirement                    Excess
        ($ in 000's)                   Amount           %           Amount          %           Amount           %
        -------------------------------------------------------------------------------------------------------------
        Risk-based ratios:
          Tier 1 capital              $69,810          9.97%       $28,012         4.00%        $41,798        5.97%
          Total capital                76,996         10.99%        56,024         8.00%         20,972        2.99%
        Tier 1 leverage                69,810          5.77%        48,421         4.00%         21,389        1.77%
        Tangible equity                69,810          5.25%        19,951         1.50%         49,859        3.75%
        -------------------------------------------------------------------------------------------------------------
        At March 31, 1998                      Actual                   Requirement                    Excess
        ($ in 000's)                  Amount            %          Amount          %           Amount           %
        -------------------------------------------------------------------------------------------------------------
        Risk-based ratios:
          Tier 1 capital              $51,173          7.47%       $27,392         4.00%        $23,781        3.47%
          Total capital                56,885          8.31%        54,785         8.00%          2,100        0.31%
        Tier 1 leverage                51,173          4.59%        33,446         3.00%         17,727        1.59%
        Tangible equity                51,173          5.91%        12,988         1.50%         38,185        4.41%
        -------------------------------------------------------------------------------------------------------------


YEAR 2000

     The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four-digits, to indicate the year. Computer systems using the two-digit format will be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations. In addition, many software programs and automated systems could fail to recognize the year 2000 as a leap year. The problem is not necessarily limited to computer systems, or any particular industry or field. Year 2000 issues could potentially affect any system that has an embedded microchip containing this flaw, such as alarm systems, vaults and elevators.

     The Company is committed to addressing the Year 2000 issues and has developed a comprehensive business plan to manage these issues. The Company established Team2000, a group of key employees, mission critical vendors and an outside consulting firm to address the Year 2000 issues. Team2000 is responsible for ensuring that its in-house processing, service providers, and software vendors are fully compliant with the Year 2000 requirements. Subcommittees have been established throughout the Company to identify, address and mitigate key Year 2000 issues within the organization. Furthermore, Team2000 launched an awareness campaign during 1998 that will continue through December 31, 1999, that is designed to raise the awareness and encourage input from all Company employees. The Company's Executive Management Team receives progress updates on a monthly basis and the Board of Directors receives updates on a quarterly basis.

     The Company's Year 2000 plan has five phases: inventory, assessment, renovation, validation and implementation. During the inventory phase, Team2000 identified all areas with potential Year 2000 issues. All hardware and software systems, including all of its equipment such as elevators, alarm systems, ATMs, vault locks, etc. that may contain embedded systems have been identified. The assessment phase involved detailed analysis and planning to determine the method of renovation. Additionally, during the assessment phase, Team2000 categorized each issue into one of three levels of priority: mission critical, important and non-mission critical. The levels of priority were determined based on the significance of the potential impact on the Company. The inventory and assessment phases are complete. Team2000 has prepared a series of procedures to test each application based on its level of priority. In order to protect current operations, an isolated test environment has been created to test network and software applications. Testing includes applications, operating systems, hardware, databases and internal and external interfaces. Testing will ensure that applications, and the environment they operate in, can properly process data and dates without compromising computer-based entries and record keeping associated with the Year 2000 date change. As of March 31, 1999, the renovation and validation phases are 95% complete. The implementation phase includes any necessary training of users on newly compliant systems, as well as, introduction of such systems into live operating environments. The implementation phase is substantially complete.

     Like many other companies, the operations of the Company are interconnected with service providers and vendors who provide services, equipment, technology and/or software. Therefore, the Company's operations could be materially affected if those parties fail to achieve Year 2000 readiness. The Company remains in constant communication with key vendors. The Company has required vendors to submit in writing their expected and/or achieved Year 2000 date of compliance. Team2000 identified and is tracking more than 200 individual vendors in the assessment phase. Team2000 is monitoring the renovation and testing efforts of these vendors. Additionally, Team2000 is conducting testing of vendor provided products. Team2000 has made decisions on a case-by-case basis to determine whether to continue the current relationship with each vendor or to replace the product or service. At March 31, 1999 approximately 90% of vendors are compliant, upgraded or have been retired. The majority of the remaining 10% of vendors being tracked are expected to be fully compliant by September 30, 1999.

     In addition, Team2000 is responsible for evaluating the level of Year 2000 compliance of material customers including, funds takers, funds providers and capital market/asset management counterparties. Customers representing material Year 2000 related risk have been identified and contacted. The Company is continuing to monitor these customers' level of preparedness as related to the Year 2000 issues. A Year 2000 risk rating has been assigned to all parties identified. In addition, Team2000 has appointed an Awareness Subcommittee that is responsible for increasing customer awareness of the Bank's Year 2000. These efforts will continue throughout 1999.

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

     As a supplement to The Company's Business Continuation and Recovery Plans, Team2000 has developed a contingency plan that is specific to Year 2000 issues. The contingency plan contains the procedures, guidelines, and information relevant to the ongoing successful operation of each line of business before, during and after the new millennium. Critical business continuity plans will be validated as required by current regulatory guidance by June 30, 1999. Business continuity planning is based on consideration of the most reasonably likely worst case scenario that could be encountered. Since it is difficult to predict all possible risk scenarios, the Company intends to continue to revise these plans on an ongoing basis.

     The Company has incurred approximately $500,000 in direct expenses related to the Year 2000 requirements. The Company estimates the total direct cost associated with Year 2000 issues will be approximately $750,000. Cost associated with the redeployment of personnel to the Year 2000 project is not included above. The Company has identified and developed plans for all mission critical applications; however, additional expenses may be incurred if problems are encountered which were not previously identified or anticipated. At this time, management does not believe these expenses will have a material effect on the operations or financial performance of the Company. However, the above discussion includes a number of forward-looking statements. The statements are based upon the information currently available to the Company as related to Year 2000 compliance efforts and the impact on the Company's operations by Year 2000 issues. Various factors could influence actual results to differ materially from those expected through the Company's current assessment and estimates, including certain factors that are beyond the Company's control. The factors include, in part: (a) the Company's ability to successfully identify systems and programs that are not Year 2000 compliant, (b) the Company's ability to successfully identify the nature and estimate the cost associated with upgrading or replacing these systems and programs, (c) the ability of third parties to successfully address and resolve their Year 2000 issues by the required deadlines and (d) the Company's ability to successfully implement contingency plans, if needed.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. Recently, the FASB issued an exposure draft which proposed deferring the effective date of this statement to all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the Report of Independent Public Accountants are incorporated herein by reference.


SELECTED QUARTERLY FINANCIAL DATA
Year ended March 31,
(in thousands except per share data, unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                          1999                                            1998
                                       4th Qtr.    3rd Qtr.     2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Interest income                         $22,593     $25,406     $21,310     $21,434     $19,246     $18,143     $17,474     $17,037
Interest expense                         14,699      15,232      13,441      13,406      10,954      10,247       9,566       9,240
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                       7,894      10,174       7,869       8,028       8,292       7,896       7,908       7,797
Provision for loan losses                   300         627         627         627         627         657         600         717
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses              7,594       9,547       7,242       7,401       7,665       7,239       7,308       7,080
Other income                              7,330       5,052       6,681       6,415       4,558       4,747       3,600       3,444
Other expenses                           11,523      11,036      10,192       9,391       8,980       9,537       8,568       8,306
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                3,401       3,563       3,731       4,425       3,243       2,448       2,341       2,218
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense                        1,103       1,090       1,260       1,445       1,080         684         618         658
------------------------------------ ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Net income                              $ 2,298     $ 2,473     $ 2,471     $ 2,980     $ 2,163     $ 1,764     $ 1,723     $ 1,560
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share -
  basic                                 $   .41     $   .43     $   .43     $   .52     $   .38     $   .31     $   .30     $   .28
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share -
  diluted                               $   .40     $   .42     $   .42     $   .50     $   .37     $   .30     $   .30     $   .27
------------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors and the Executive Officers of the Company and the Bank, the information contained under the section captioned "PROPOSAL 1-Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the section captioned "PROPOSAL 1-Election of Directors-Compensation of Executive Officers" in the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Ownership of Equity Securities", in the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
A.       Financial Statements

         1.       Report of Independent Public Accountants Arthur Andersen LLP

         2. Eagle Bancshares, Inc. and Subsidiaries Consolidated Statements of Financial Condition as of March 31, 1999, and 1998 Consolidated Statements of Income for the Years Ended March 31, 1999, 1998 and 1997 Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements.

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

         11       Computation of per share earnings.

         13.1     Eagle Bancshares, Inc. 1999 Consolidated Financial Statements.

         21       Subsidiaries of the Registrant.

         23.1     Consent of Arthur Andersen LLP.

         27.1     Financial Data Schedule (for SEC use only).
                  * The referenced exhibit is a compensatory contract, plan or arrangement.

D.       REPORTS ON FORM 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC.

June 29, 1999                By: /s/ Conrad J. Sechler, Jr.
                             --------------------------------------------------
                                     Conrad J. Sechler, Jr.
                                     Chairman of the Board, President and
                                     Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 29, 1999                      By: /s/ Conrad J. Sechler, Jr.
                                      --------------------------------------------------------
                                           Conrad J. Sechler, Jr.
                                           Chairman of the Board and President

June 29, 1999                      By: /s/ Walter C. Alford
                                      --------------------------------------------------------
                                           Walter C. Alford
                                           Director

June 29, 1999                      By: /s/ Richard J. Burrell
                                      --------------------------------------------------------
                                           Richard J. Burrell
                                           Director

June 29, 1999                      By: /s/ Richard B. Inman, Jr.
                                      --------------------------------------------------------
                                           Richard B. Inman, Jr.
                                           Director, Secretary and Treasurer

June 29, 1999                      By: /s/ Weldon A. Nash, Jr.
                                      --------------------------------------------------------
                                           Weldon A. Nash, Jr.
                                           Director

June 29, 1999                      By: /s/ George G. Thompson
                                      --------------------------------------------------------
                                           George G. Thompson
                                           Director

June 29, 1999                      By: /s/ William F. Waldrop
                                      --------------------------------------------------------
                                           William F. Waldrop
                                           Director

INDEX OF EXHIBITS



         EXHIBIT NO.          DESCRIPTION                                                                             PAGE NO.
         -----------          -----------                                                                             --------
         3.1(A)               Restated Articles of Incorporation of the Company (Exhibit 3 to the
                              Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988.)
         3.1(B)               Articles of Amendment to Restated Articles of Incorporation of the Company
                              (Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1991).
         3.1(C)               Articles of Amendment to Restated Articles of Incorporation of the Company.
         3.2                  Bylaws of the Company, as amended (Exhibit 3(b) to the Company's Quarterly
                              Report on Form 10-Q for the quarter ended September 30, 1991).
         4                    Shareholder Protection Rights Agreement dated as of January 26, 1993 of
                              (Exhibit 1 to the Company's Current Report on Form 8-K dated February 9,
                              1993).
         10.1                 Employment Agreement dated as of October 1, 1993, between Tucker Federal
                              Savings and Loan Association and Richard B. Inman, Jr. (Exhibit 10(c) to the
                              Company's Annual Report on Form 10-K for the year ended March 31, 1995).*
         10.2                 Employment Agreement dated as of January 1, 1994, between Tucker Federal Savings and Loan Association and Betty Petrides (Exhibit 10(f) to the Company's Annual
                              Report on Form 10-K for the year ended March 31, 1995).*
         10.3                 Employment Agreement dated January 1, 1994, between Eagle Service
                              Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g) to the Company's
                              Annual Report on Form 10-K for the year ended March 31, 1995).*
         10.4                 Tucker Federal Savings and Loan Association Directors' Retirement Plan
                              (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).*
         10.5                 Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive Plan (Exhibit
                              10(i) to the Company's Annual Report on Form 10-K for the year ended March
                              31, 1995).*
         10.6                 Agreement for Advances and Security Agreement with Blanket Floating Lien dated as March 5, 1990 between Tucker Federal Savings and Loan Association and the Federal Home Loan Bank of Atlanta as amended as of September 7, 1995
                              (Exhibit 10.6 to the Company's Form S-2).
         11                   Computation of per share earnings.
         13.1                 Eagle Bancshares, Inc. 1999 Consolidated Financial Statements.
         21                   Subsidiaries of the Registrant.
         23.1                 Consent of Arthur Andersen LLP.
         27.1                 Financial Data Schedule (for SEC use only).
                              * The referenced exhibit is a compensatory contract, plan or arrangement.
