Form 10-Q
period 1999-06-30
EAGLE BANCSHARES INC
filed 1999-08-16
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999
                                                             -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________
         Commission file number 0-14379
                                -------

                             EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            Georgia                                       58-1640222
         ---------------------------------------------------------------
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                  4419 Cowan Road, Tucker, Georgia   30084-4441
               ------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (770) 908-6690
                   -------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
                   -------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                              SINCE LAST REPORT.)

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

Yes [X]   No [ ]   NOT APPLICABLE
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at July 31, 1999
      -----------------------------          ----------------------------
      Common Stock, $1.00 Par Value                5,573,514 shares

                          Index of Exhibit on Page 35

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                             Number

PART I.  Financial Information

         Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at
                  June 30, 1999 and March 31, 1999                                                                3

                  Consolidated Statements of Income -
                  Three months ended June 30, 1999 and 1998                                                       4

                  Consolidated Statements of Cash Flows -
                  Three months ended June 30, 1999 and 1998                                                       5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                           13

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     32

                  Item 2.  Changes in Securities                                                                 33

                  Item 3.  Defaults upon Senior Securities                                                       33

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   33

                  Item 5.  Other Information                                                                     33

                  Item 6.  Exhibits and Reports on Form 8-K                                                      33

                  Signatures                                                                                     34

                  Index of Exhibits                                                                              35

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)


                                                                                   JUNE 30,      March 31,
(in thousands except per share data)                                                 1999           1999

                                                   ASSETS
ASSETS:
  Cash and amounts due from banks                                              $     23,327   $     27,839
  Accrued interest receivable                                                         7,691          7,766
  Securities available for sale                                                     191,930        204,618
  Investment securities held to maturity                                             74,196         68,298
  Loans held for sale                                                               196,590        221,370
  Loans receivable, net                                                             645,147        623,270
  Investments in real estate                                                         29,423         30,274
  Real estate acquired in settlement of loans, net                                    1,833          2,096
  Stock in Federal Home Loan Bank, at cost                                           10,652          8,736
  Premises and equipment, net                                                        23,022         23,275
  Deferred income taxes                                                               6,419          4,059
  Other assets                                                                        7,080          8,399
                                                                               ------------   ------------
          Total assets                                                         $  1,217,310   $  1,230,000
                                                                               ------------   ------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                     $    803,763   $    879,665
  Federal Home Loan Bank advances and other borrowings                              277,723        221,552
  Advance payments by borrowers for property taxes and insurance                      2,594          2,356
  Drafts outstanding                                                                 23,595         12,800
  Guaranteed preferred beneficial interests in debentures                            28,750         28,750
  Accrued expenses and other liabilities                                              7,358         10,060
                                                                               ------------   ------------
          Total liabilities                                                       1,143,783      1,155,183
                                                                               ------------   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized,6,128,064
    and 6,037,100 shares issued at June 30, and March 31, 1999,                       6,128          6,124
 respectively                                                                        38,247         38,206
  Additional paid-in capital                                                         40,150         38,601
  Retained earnings                                                                  (3,225)          (283)
  Accumulated other comprehensive income                                             (1,950)        (1,978)
  Employee Stock Ownership Plan note payable                                           (148)          (178)
  Unamortized restricted stock
  Treasury stock, 554,550 and 301,800 shares at cost at June 30,
    and March 31, 1999, respectively                                                 (5,675)        (5,675)
                                                                               ------------   ------------
          Total stockholders' equity                                                 73,527         74,817
                                                                               ------------   ------------
          Total liabilities and stockholders' equity                           $  1,217,310   $  1,230,000
                                                                               ------------   ------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                     Three Months Ended
                                                                                   JUNE 30,        June 30,
(in thousands except per share data)                                                 1999            1998
---------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
   Interest on loans                                                                $ 16,817       $ 18,357
   Interest on mortgage-backed securities                                              2,022          1,271
   Interest and dividends on securities and other interest-earning assets              2,487          1,806
---------------------------------------------------------------------------------------------------------------
          Total interest income                                                       21,326         21,434
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                                9,669         10,400
   Interest on FHLB advances and other borrowings                                      2,880          3,006
   Interest on long-term debt                                                            622
---------------------------------------------------------------------------------------------------------------
          Total interest expense                                                      13,171         13,406
---------------------------------------------------------------------------------------------------------------

   Net interest income                                                                 8,155          8,028
PROVISION FOR LOAN LOSSES                                                                300            627
---------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                                 7,855          7,401
---------------------------------------------------------------------------------------------------------------

NONINTEREST  INCOME:
   Mortgage production fees                                                            2,782          3,219
   Gain on sales of investment in real estate                                          2,077            929
   Real estate commissions, net                                                          343            173
   Rental income                                                                         165            173
   Service charges                                                                       459            570
   Gain on sales and calls of securities available for sale                               --            267
   Gain on sales of fixed assets                                                           1            147
   Gain on sale of branch                                                                673             --
   Miscellaneous                                                                       1,009            937
---------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                     7,509          6,415
---------------------------------------------------------------------------------------------------------------

 NONINTEREST  EXPENSES:
   Salaries and employee benefits                                                      6,503          5,256
   Net occupancy expense                                                               1,522          1,162
   Data processing expense                                                               667            564
   Federal insurance premiums                                                            181             96
   Marketing expense                                                                     669            496
   Miscellaneous                                                                       2,149          1,817
---------------------------------------------------------------------------------------------------------------
          Total noninterest expenses                                                  11,691          9,391
---------------------------------------------------------------------------------------------------------------

   Income before income taxes                                                          3,673          4,425
INCOME TAX EXPENSE                                                                     1,232          1,445
---------------------------------------------------------------------------------------------------------------
Net income                                                                          $  2,441       $  2,980
---------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                                   $   0.44       $   0.52
EARNINGS PER COMMON SHARE - DILUTED                                                 $   0.43       $   0.50
---------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
Three Months ended June 30,                                                            1999          1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  2,441       $  2,980
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                              458            503
   Provision for loan losses                                                             300            627
   Gain on sales of securities available for sale                                         --           (267)
   Loss (gain) on sale of real estate acquired in settlement of loans                     35            (62)
   Gain on sales of investment in real estate                                         (2,077)          (929)
   Gain on sales of premises and equipment                                                (1)          (147)
   Amortization of restricted stock                                                       30             30
   Deferred income tax benefit                                                          (560)            --
   Proceeds from sales of loans held for sale                                        324,740        372,659
   Originations of loans held for sale                                              (299,960)      (378,451)
   Changes in assets and liabilities:
     Decrease (increase) in accrued interest receivable                                   75           (423)
     Decrease in other assets                                                          1,292          3,609
     Increase (decrease) in drafts outstanding                                        10,795        (14,453)
     (Decrease) increase in accrued expense and other liabilities                     (2,703)         8,923
---------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                            34,865         (5,401)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                           --        (17,500)
     Purchases of investment securities held to maturity                              (9,884)            --
     Proceeds from sales of securities available for sale                                 --          2,258
     Principal payments received on securities available for sale                      7,911          4,665
     Principle payments received on investment securities held to maturity             2,727            404
     Proceeds from calls of securities available for sale                                 --            994
     Proceeds from calls of investment securities held to maturity                     1,316             --
     Proceeds from maturities of securities available for sale                            --          1,000
     Loan originations, net of repayments                                            (22,287)        23,632
     Proceeds from sale of real estate acquired in settlement of loans                   585            565
     Purchases of FHLB stock                                                          (4,971)          (508)
     Redemption of FHLB stock                                                          3,055          2,256
     Proceeds from sale of premises and equipment                                      1,666            522
     Purchase of premises and equipment, net                                          (2,090)          (237)
     Additions to investments in real estate                                          (7,079)        (1,788)
     Proceeds from sales of investments in real estate                                 9,985          1,642
---------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                           (19,066)      $ 17,905
---------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Three Months ended June 30,                                                             1999        1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                          (53,565)    $   22,842
  Net change in demand deposit accounts                                                (22,337)        (3,810)
  Repayment of FHLB advances and other borrowings                                     (124,619)      (282,403)
  Proceeds from FHLB advances and other borrowings                                     180,790        239,460
  Principal reduction of ESOP debt                                                          28            165
  Proceeds from the exercise of stock options                                               45            765
  Cash dividends paid                                                                     (891)          (861)
  Increase (decrease) in advance payments from borrowings for
    property taxes and insurance                                                           238         (2,727)
---------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                               (20,311)       (26,569)
---------------------------------------------------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (4,512)       (14,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          27,839         34,682
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   23,327     $   20,617
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
---------------------------------------------------------------------------------------------------------------
   Interest                                                                         $   14,434     $   12,455
---------------------------------------------------------------------------------------------------------------
   Income taxes                                                                     $       20     $    1,868
---------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------
   Acquisition of real estate in settlement on loans                                $      357     $      465
---------------------------------------------------------------------------------------------------------------
   Loans made to finance sales of investments in real estate                        $       --     $    2,061
---------------------------------------------------------------------------------------------------------------
   Dividends payable                                                                $      892     $      929
---------------------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 1999


A.       Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engaged in community banking, mortgage banking, real estate development and sales and mezzanine financing. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B.       Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1999, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

C.       Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D.       Accumulated Other Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and displaying of other comprehensive income. Comprehensive income is defined as the change in equity from all transaction other than those with stockholders. Other comprehensive income includes the change in net unrealized gains or losses on certain debt and equity securities, foreign currency transactions, and minimum pension liability adjustments. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

         Comprehensive income for the first three months of fiscal year 2000 and 1999 is calculated as follows (in thousands):


                                                                              JUNE 30, 1999         June 30, 1998
                                                                              -----------------------------------
Unrealized loss, net, recognized in other
   Accumulated comprehensive income:
    Before income tax                                                             $  (4,741)            $    (262)
    Income tax                                                                       (1,799)                 (100)
                                                                              -----------------------------------
Net of income tax                                                                 $  (2,942)            $    (162)

Amounts reported in net income:
  Gain on sales of securities available for sale                                  $       0             $     267
  Net accretion on securities available for sale                                         36                    31
                                                                              -----------------------------------
  Reclassification adjustment                                                            36                   298
  Income tax expense                                                                    (14)                 (116)
                                                                              -----------------------------------
  Reclassification adjustment, net of tax                                                22                   182
Amounts reported in other accumulated comprehensive
  Income:
    Unrealized (losses)/gains arising during the period,
     net of tax                                                                      (2,920)                   20
    Less reclassification adjustment, net of tax                                         22                   182
                                                                              -----------------------------------
    Unrealized losses, net, recognized in other
      Accumulated comprehensive income                                               (2,942)                 (162)
Net income                                                                            2,441                 2,980
                                                                              -----------------------------------
Total comprehensive income                                                        $    (501)            $   2,818
                                                                              -----------------------------------


E. Year 2000

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

         The Company is committed to addressing the Year 2000 issues and has developed a comprehensive business plan to manage these issues. The Company established Team2000, a group of key employees, mission critical vendors and an outside consulting firm to address the Year 2000 issues. Team2000 is responsible for ensuring that its in-house processing, service providers, and software vendors are fully compliant with the Year 2000 requirements. Subcommittees have been established throughout the Company to identify, address and mitigate key Year 2000 issues within the organization. Furthermore, Team2000 launched an awareness campaign during 1998 that will continue through December 31, 1999 that is designed to raise awareness and encourage input from all Company employees. The Company's Executive Management Team receives progress updates on a monthly basis and the Board of Directors receives updates on a quarterly basis.

         The Company's Year 2000 plan has five phases: inventory, assessment, renovation, validation and implementation. During the inventory phase, Team2000 identified all areas with potential Year 2000 issues. All hardware and software systems, including all of its equipment such as elevators, alarm systems, ATMs, vault locks, etc. that may contain embedded systems have been identified. The assessment phase involved detailed analysis and planning to determine the method of renovation. Additionally, during the assessment phase, Team2000 categorized each issue into one of three levels of priority: mission critical, important and non-mission critical. The levels of priority were determined based on the significance of the potential impact on the Company. The inventory and assessment phases are complete. Team2000 has prepared a series of procedures to test each application based on its level of priority. In order to protect current operations, an isolated test environment has been created to test network and software applications. Testing includes applications, operating systems, hardware, databases and internal and external interfaces. Testing will ensure that applications, and the environment they operate in, can properly process data and dates without compromising computer-based entries and record keeping associated with the Year 2000 date change. As of June 30, 1999, the renovation and validation phases are 98% complete. The implementation phase includes any necessary training of users on newly compliant systems, as well as, introduction of such systems into live operating environments. The implementation phase is substantially complete.

         Like many other companies, the operations of the Company are interconnected with service providers and vendors who provide services, equipment, technology and software. Therefore, the Company's operations could be materially affected if those parties fail to achieve Year 2000 readiness. The Company remains in constant communication with key vendors. The Company has required vendors to submit in writing their expected or achieved Year 2000 date of compliance. Team2000 identified and is tracking the renovation and testing efforts of more than 200 individual vendors. Additionally, Team2000 is testing vendor provided products. Team2000 has made decisions on a case-by-case basis to determine whether to continue the current relationship with each vendor or to replace the product or service. At June 30, 1999 approximately 94% of vendors are compliant, upgraded or have been retired. The majority of the remaining 6% of vendors being tracked are expected to be fully compliant by September 30, 1999.

         In addition, Team2000 is responsible for evaluating the level of Year 2000 preparedness of material customers including, funds takers, funds providers and capital market/asset management counterparties. A Year 2000 risk rating has been assigned to all parties identified. Customers representing material Year 2000 related risk have been identified and contacted. The Company is continuing to monitor these customers. In addition, Team2000 has appointed an Awareness Subcommittee that is responsible for increasing customer awareness. These efforts will continue throughout 1999.

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

         As a supplement to The Company's Business Continuation and Recovery Plans, Team2000 has developed a contingency plan that is specific to Year 2000 issues. The contingency plan contains the procedures, guidelines, and information relevant to the ongoing successful operation of each line of business before, during and after the new millennium. As of June 30, 1999, the Company's contingency plan, Business Resumption Continuation and Disaster Recovery Plans, have been validated by an independent third party as required by current regulatory guidance. Business continuity planning is based on consideration of the most reasonably likely worst case scenario that could be encountered. Since it is difficult to predict all possible risk scenarios, the Company intends to continue to revise these plans on an ongoing basis.

         The Company has incurred approximately $500,000 in direct expenses related to the Year 2000 requirements. The Company estimates the total direct cost associated with Year 2000 issues will be approximately $750,000. Cost associated with the redeployment of personnel to the Year 2000 project is not included above. The Company has identified and developed plans for all mission critical applications; however, additional expenses may be incurred if problems are encountered which were not previously identified or anticipated. At this time, management does not believe these expenses will have a material effect on the operations or financial performance of the Company. However, the above discussion includes a number of forward-looking statements. The statements are based upon the information currently available to the Company as related to Year 2000 compliance efforts and the impact on the Company's operations by Year 2000 issues. Various factors could influence actual results to differ materially from those expected through the Company's current assessment and estimates, including certain factors that are beyond the Company's control. The factors include, in part: (a) the Company's ability to successfully identify systems and programs that are not Year 2000 compliant, (b) the Company's ability to successfully identify the nature and estimate the cost associated with upgrading or replacing these systems and programs, (c) the ability of third parties to successfully address and resolve their Year 2000 issues by the required deadlines and (d) the Company's ability to successfully implement contingency plans, if needed. For additional information regarding forward looking statements, see "A Warning About Forward-Looking Information" on page 11.

F.  Recent Accounting Pronouncements

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

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.137,"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

G.  Guaranteed Preferred Beneficial Interests in Debentures

         On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities") offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in 8.50% Subordinated Debentures (the "Debentures") of the Company. The sole asset of the Trust is the Debentures. The Debentures, the Indenture, the relevant Trust agreement, and the Guarantee, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities and ranks subordinate and junior in right of payment to all liabilities of the Company. The Preferred Securities are subject to redemption prior to maturity at the option of the Company.

         Total proceeds to the Company from the offering were $28,750,000. The Company contributed $11,000,000 to the Bank to increase the Bank's capital ratios to support growth for working capital and to increase the Bank's regulatory capital from "adequately capitalized" to "well-capitalized." The Bank used these proceeds to increase its securities available for sale. Additionally, approximately $4,300,000 was used to repay existing debt associated with the Company's real estate investment in Rivermoore Park, LLP and to invest in investment grade preferred securities of approximately $3,500,000, held as available for sale by the Company. The remainder of the net proceeds was used for general corporate purposes.

H.  Real Estate Investment Trust

         On April 30, 1999, TFB Management, Inc., TFB Management (NC), Inc., and TFB Management (RE), Inc., were incorporated as Delaware corporations. The Bank is the 100% owner of TFB Management, Inc., which is the 100% owner of TFB Management (NC), Inc., which is the 100% owner of TFB Management (RE), Inc. TFB Management (RE), Inc. was formed to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. This three-tier structure was utilized to reduce the Company's effective tax rate.

I.  A Warning About Forward-Looking Information

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(in thousands except per share data)

                                                                                                            % Change
                                                                    Quarter Ended                       June 30, 1999 from
                                                         JUNE 30,      March 31,      June 30,         March 31,    June 30,
For the quarter:                                          1999           1999           1998             1999         1998
                                                      -----------------------------------------------------------------------
Net income                                              $    2,441      $    2,298     $    2,980          6.22      (18.09)
Per common share:
  Net income per common share - basic                         0.44            0.41           0.52          7.32      (15.38)
  Net income per common share - diluted                       0.43            0.40           0.50          7.50      (14.00)
  Dividends declared                                          0.16            0.16           0.16            --          --
  Book value per share                                       13.19           13.43          13.36         (1.79)      (1.27)
  Average common shares outstanding - basic                  5,571           5,571          5,763            --       (3.33)
  Average common shares outstanding - diluted                5,700           5,699          5,961          0.02       (4.38)

Profitability ratios: (%)
  Return on average assets                                    0.80%           0.69%          1.04%        15.94      (23.08)
  Return on average equity                                   13.26%          12.41%         15.56          6.85      (14.78)
  Efficiency ratio                                           74.64%          75.69%         65.03         (1.39)      14.78
  Net interest margin - taxable equivalent                    2.99%           2.65%          3.06         12.83       (2.29)
  Equity to assets                                            6.04%           6.08%          6.92         (0.66)     (12.72)
At quarter end:
  Loans held for sale                                   $  196,590      $  221,370     $  338,384        (11.19)     (41.90)
  Loans receivable, net                                    645,147         623,270        513,194          3.51       25.71
  Reserve for loan losses                                    7,251           7,345          6,732         (1.28)       7.71
  Assets                                                 1,217,310       1,230,000      1,120,232         (1.03)       8.67
  Deposits                                                 803,763         879,665        798,007         (8.63)       0.72
  FHLB advances and other borrowings                       277,723         221,552        197,912         25.35       40.33
  Stockholders' equity                                      73,527          74,817         77,551         (1.72)      (5.19)

Overview

         Net income for the first quarter of fiscal 2000, decreased $539,000 to $2,441,000 or $0.43 per share from $2,980,000 or $0.50 per share for the same quarter one year ago. The decrease was primarily a result of a 24.5% increase in non-interest expenses, primarily in salaries and employee benefits and net occupancy expenses.

         Of the total $2,441,000 in net income, the community banking operation accounted for $2,140,000; Eagle Real Estate Advisors, the real estate development and sales business, comprised $1,149,000; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $232,000; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $816,000. Other operations accounted for a loss of $264,000.

         For the first quarter of fiscal 2000, the Company's mortgage banking activities resulted in losses of $816,000 compared to income of $176,000 for the same quarter one year ago. The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below the break-even level of loans closed. The dollar amount of loans closed during the current quarter was $299,960,000 compared to loan closings of $378,451,000 during the quarter ended June 1998. As a result, the Company recently consolidated loan origination branches operating below break-even levels and closed retail mortgage banking offices in Stockbridge, Peachtree City, Cumming and Athens, Georgia and Knoxville, Tennessee. Many of these offices operated autonomous underwriting, closing, post-closing and shipping operations. As a result of these redundancies the Company's cost to produce a mortgage loan were higher than industry standards. In addition, the Company has invested $880,000 in technology to improve the efficiency of the mortgage banking business, this investment will enable the Company to consolidate underwriting, closing, post-closing, shipping and secondary marketing operations into regional mortgage banking centers in Augusta, Georgia and Ponte Vedra, Florida. In the metropolitan Atlanta area the Company is redesigning the mortgage model to place greater emphasis on originations in Tucker Federal community banking branches and through the call center. This should significantly improve the efficiencies of operations while providing enhanced customer service. These offices were closed and activities consolidated in July 1999.

         For the first quarter of fiscal 2000, the Company's community banking activities resulted in income of $2,140,000 compared to income of $1,756,000 for the same quarter one year ago. The improvement is attributable to the increase in net interest income. Management has undertaken a significant expense reduction program throughout the Community Bank. Staffing levels were examined and management has eliminated approximately 12% of its existing positions. In addition, Community Bank branches which were operating below the break-even level were sold or closed. On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County and closed its branch on Memorial Drive. The sale of the Towne Lake deposits and branch location generated a gain of $673,000 for the first quarter of fiscal 2000. The deposits associated with the Memorial Drive location are currently being serviced by both the Wesley Chapel and new Target in-store locations.

          For the first quarter of fiscal 2000, Eagle Real Estate Advisors generated income of $1,149,000 or $0.20 per share versus income of $509,000 or $0.09 per share for the same quarter one year ago. In the June 1999 quarter gains on the sale of investment in real estate were $2,077,000 versus $929,000 for the June 1998 quarter. In the current quarter $1,268,000 is attributable to the sale of the Company's Barnes & Noble store.

         For the first quarter of fiscal 2000, Eagle Bancshares Capital Group generated income of $232,000 or $0.04 per share versus income of $169,000 or $0.03 per share for the same quarter one year ago. Substantially all of those earnings were attributable to interest and fees on financing arrangements. The mezzanine financing group invested $2,600,000 in the quarter and anticipates closing two additional transactions within the next four weeks. One transaction is to a small business small-office developer where the Company can deliver specialized bank services to their micro-business tenants.

Earnings Highlights
(First quarter Fiscal 2000 compared to First quarter Fiscal 1999)

- Net interest income increased $454,000 or 6.13% to $7,855,000 from $7,401,000 for the same quarter last year.
- Non-interest income increased $1,094,000 or 17.05% to $7,509,000 from $6,415,000 for the same quarter one year ago. Increases in gains on sales of investment in real estate and the sale of the Company's Towne Lake branch were the main contributors to the increase.
- Return on average shareholders' equity decreased to 13.26% from 15.56% in the first quarter last year.
- Return on average assets decreased to 0.80% from 1.04% in the first quarter last year.

- Loan loss provisions decreased $327,000 or 52.15% to $300,000 from $627,000 for the same quarter one year ago.

- Non-interest expenses increased $2,300,000 or 24.49% to $11,691,000 from $9,391,000 for the same quarter one year ago. Management has undertaken a significant expense reduction program throughout the Company, including a reduction of staffing levels and closing two community bank branches and five mortgage banking offices.

Net Interest Income

         In the first quarter, net interest income increased $454,000 or 6.13% to $7,855,000 from $7,401,000 in the first quarter last year. The increase is the result of an improvement in the net interest spread.

Non-Interest Income

         Non-interest income rose $1,094,000 or 17.05% to $7,509,000 in the first quarter of fiscal 2000 from $6,415,000 for the same period last year. This growth was primarily attributable an increase in gains on sale of investment in real estate coupled with the sale of the Company's Towne Lake deposits and branch location.

Efficiency

         In the first quarter of fiscal 2000, the efficiency ratio increased 9.61% to 74.64%, compared to 65.03% in the first quarter of fiscal 1999.

Credit Quality

         At June 30, 1999, problem assets totaled $13,561,000 representing 1.11% of total assets compared to total problem assets of $15,421,000 or 1.38% of total assets at June 30, 1998. The reserve for loan losses totaled $7,251,000 at quarter end, or 82.15% of non-performing loans, compared to $6,732,000 or 63.73% one year earlier. During the quarter, the provision for loan losses decreased to $300,000, compared to $627,000 for the same quarter last year. Net charge-offs equaled 0.06% of average loans receivable, net, outstanding for the first quarter of fiscal 2000 and 0.07% for the first quarter of fiscal 1999.

Capital Strength

         Total shareholders' equity was $73,527,000 on June 30, 1999. This represented 6.04% of period-end assets, compared to 6.92% at June 30, 1998. Book value per common share was $13.19 at the end of the first quarter of fiscal 2000, compared to $13.36 at the end of the same quarter last year.

EARNINGS ANALYSIS

Net Interest Income

         Net interest income increased by $454,000 or 6.13% to $7,855,000 in the first quarter of fiscal 2000 from $7,401,000 for the same period last year. This increase was the result of an improvement in the net interest spread. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) increased 19 basis points to 282 basis points from 263 basis points in the same quarter last year. The improvement is primarily attributable to the decrease in the cost of interest bearing liabilities. Yield on interest earning assets decreased 34 basis points to 7.71% from 8.05% while the cost of interest bearing liabilities decreased 53 basis points to 4.89% from 5.42%.

         Interest income decreased $108,000 or .50% to $21,326,000 for the first quarter of fiscal 2000 from $21,434,000 for the first quarter one year earlier. Interest income received on loans decreased $1,540,000 or 8.39% to $16,817,000 for the first quarter of fiscal 2000 from $18,357,000 in fiscal 1999. The decrease in interest received on loans is attributable to a decline in the average balance on loans held for sale during the first quarter of fiscal 2000 to $200,932,000 from $354,864,000 for the quarter ending June 30, 1998. Interest on loans held for sale decreased $2,452,000 or 43.21% to $3,223,000 for the first quarter of fiscal 2000 from $5,675,000 during the same quarter last year. Interest income on loans receivable rose $912,000 or 7.19% to $13,594,000 during the first quarter from $12,682,000 in the first quarter of fiscal 1999. The yield on loans declined 17 basis points at 8.04% for the quarter compared to 8.21% in the same quarter last year. Interest received on mortgage-backed securities increased $751,000 or 59.09% to $2,022,000 for the first quarter of fiscal 2000 from $1,271,000 in the first quarter of fiscal 1999. Interest and dividends received on securities and other interest-earning assets increased $681,000 or 37.71% to $2,487,000 in fiscal 2000 from $1,806,000 in the same quarter last year.

         Interest expense decreased $235,000 or 1.75% to $13,171,000 for the first quarter of fiscal 2000 from $13,406,000 in the first quarter of fiscal 1999. This is primarily the result of a decline in the cost of interest bearing liabilities. Interest expense on deposits decreased $731,000 or 7.03% to $9,669,000 from $10,400,000 in the same period in the prior year. The cost of deposits decreased 64 basis points to 4.80% during the quarter compared to 5.44% in the prior period. Interest expense on FHLB advances and other borrowings also decreased $126,000 or 4.19% to $2,880,000 for the first quarter of fiscal 2000 from $3,006,000 in the first quarter of fiscal 1999. The Bank's cost of FHLB advances and other borrowings decreased 62 basis points to 4.74% from 5.36% in the same period in the prior year. In addition, interest expense on guaranteed preferred beneficial interests in debentures for the first quarter of fiscal 2000 was $622,000.

Interest Rate and Market Risk

         The Company employs a sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. The Company's net interest income simulation includes all financial assets and liabilities.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of June 30, 1999, the expected rate simulation indicated an increase in annual net interest income of $152,000 or 0.40% relative to the unchanged rate simulation and a $2,141,000 or 3.0% increase in market value. This compares to March 31, 1999, which indicated a increase in annual net interest income of $367,000 or 0.94% relative to the unchanged rate simulation and a $36,000 or 0.04% decline in market value.

         As of June 30, 1999, management estimates the Company's annual net interest income would increase approximately $1,744,000 or 4.67%, and decrease approximately $3,025,000 or 8.10% should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. As of March 31, 1999, the simulation indicated an increase of approximately $2,405,000 or 6.16% and a decrease of approximately $3,541,000 or 9.06%.

         A fair value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over June 30, 1999, estimates a $16,806,000 or 27.44% decrease in market value. The Company estimates a like decrease in market rates would increase market value $868,000 or 1.42%. These changes in market value represent less that 5.00% of the total carrying value of total assets at June 30, 1999. Comparatively, at March 31, 1999, an instantaneous increase in market rates of 100 basis points would decrease market value approximately $12,969,000 or 19.55%, while a like decrease in rates would decrease market value approximately $2,812,000 or 4.24%.

         These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning asserts. The net interest margin decreased to 2.99% during the first quarter of fiscal 2000 from 3.06% during the first quarter of fiscal 1999. The average balance sheet on the next page presents the individual components of net interest income and expense, net interest spread and net interest margin. The decline in the net interest margin in the first quarter of fiscal 2000 was primarily attributable to the decrease in the yield on interests earning assets.

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 1999 and 1998:

AVERAGE BALANCE SHEET
Quarter ended June 30,

                                                                                   1999                              1998
                                                                    AVERAGE                 YIELD/       Average             Yield/
(in thousands)                                                      BALANCE      INTEREST    COST        Balance   Interest   Cost
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                                $  636,067    $13,594     8.55%   $  539,228    $12,682     9.41%
Loans held for sale                                                   200,932      3,223     6.42%      354,864      5,675     6.40%
Mortgage-backed securities                                            127,165      2,022     6.36%       72,656      1,271     6.99%
FHLB stock                                                              9,130        171     7.49%       10,248        192     7.49%
Taxable investments(2)                                                 75,014      1,237     6.60%       20,982        391     7.45%
Tax-exempt investment securities(2)                                    67,436      1,270     7.53%       75,269      1,378     7.32%
Interest earning deposits and Federal funds                             1,683         18     4.28%        1,172         29    10.24%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                                       1,117,427     21,535     7.71%    1,074,419     21,618     8.05%
Non-interest earning assets                                           109,210                            67,594
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $1,226,637                        $1,142,013
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                                   $   37,426    $   189     2.02%   $   39,345    $   246     2.50%
Checking                                                              126,980      1,035     3.26%       98,914        967     3.91%
Money market                                                           89,941        907     4.03%       43,332        455     4.20%
Certificates of deposit                                               551,911      7,538     5.46%      583,357      8,732     5.99%
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                        806,258      9,669     4.80%      764,948     10,400     5.44%
FHLB advances and other borrowings                                    243,006      2,880     4.74%      224,301      3,006     5.36%
Guaranteed preferred beneficial interests in
  Debentures                                                           28,750        622     8.65%           --         --       --
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                  1,078,014     13,171     4.89%      989,249     13,406     5.42%
Non-interest bearing deposits                                          53,088                            47,579
Non-interest bearing liabilities                                       21,924                            31,324
Stockholders' equity                                                   73,611                            73,861
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                       $1,226,637                        $1,142,013
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                                         $ 8,364     2.82%                  $8,212    2.63%
Taxable-equivalent adjustment                                                       (209)                             (184)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                                      $ 8,155                            $8,028
Net interest earning assets/net interest
  Margin                                                           $   39,413                2.99%   $    85,170              3.06%
Interest earning assets as a percentage of
  interest bearing liabilities                                         103.66%                           108.61%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income increased by $1,094,000 or 17.05% to $7,509,000 for the first quarter of 2000 from $6,415,000 for the same period last year. Mortgage production fees are the largest component of non-interest income and these fees decreased $437,000 or 13.58% to $2,782,000 compared to $3,219,000 in the first quarter of fiscal 1999. The volume of loans sold in the secondary market decreased by $47,919,000 or 12.86% to $324,740,000 during the first quarter from $372,659,000 during the first quarter last year. The dollar amount of loans fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The decrease in the dollar amount of loans sold is due to a decrease in loan originations attributable to a rise in interest rates. The margin earned on these loans (mortgage production fees divided by mortgage volume sold) remained constant at 86 basis points for the first quarter in fiscal 2000 and 1999.

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:


                                                                  Three Months Ended
(in thousands)                                                         June 30,
                                                              1999                 1998
                                                       -----------------------------------------
Mortgage production fees                                            $2,782               $3,219
Dollar volume sold                                                $324,740             $372,659
Margin earned                                                         0.86%                0.86%


         Non-interest income generated from the Company's real estate activities includes gains on the sales of real estate and real estate commissions. Revenues from these sources increased $1,318,000 or 119.60% to $2,420,000 during the first quarter of fiscal 2000 from $1,102,000 for the same quarter last year. In the current quarter, $1,268,000 is attributable to the sale of the Company's Barnes & Noble store. In addition, during the first quarter of fiscal 2000, 43 residential lots were sold compared to 73 residential lots sold in the same quarter last year. The Bank provides construction loan financing to approved builders for lot sales in each of its development projects. Gains on sales of lots are deferred until these loans are repaid, creating timing differences in the recognition of income. While the number of lot sales decreased for the first quarter of fiscal 2000, the number of loans financed by the Bank also decreased causing an increase in gains recognized.

         On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County. The sale of the Towne Lake deposits of $12,664,000 and branch location generated a gain of $673,000.

         Service charges decreased $111,000 or 19.47% to $459,000 in the first quarter of fiscal 2000 compared to $570,000 for the same period last year. Miscellaneous other income increased $72,000 or 7.68% to $1,009,000 for the first quarter of fiscal 2000 from $937,000 for the same period last year.

Non-Interest Expense

         Non-interest expense increased by $2,300,000 or 24.49% to $11,691,000 for the first quarter of fiscal 2000 from $9,391,000 for the same period last year. In general, the increase was caused by expansion in the Company's mortgage banking business. The Company's efficiency ratio increased to 74.64% for the first quarter of fiscal 2000 compared to 65.03% for the same period last year.

         Salaries and employee benefits increased $1,247,000 or 23.73% to $6,503,000 for the first quarter of fiscal 2000 from $5,256,000 for the same period last year. Occupancy expense increased $360,000 or 30.98% to $1,522,000 in the first quarter of fiscal 2000 from $1,162,000 for the same period last year. Data processing expense increased $103,000 or 18.26% to $667,000 in the first quarter from $564,000 in the first quarter of fiscal 1999. Marketing expense increased $173,000 or 34.88% to $669,000 from $496,000 for the same quarter last year.

         Miscellaneous expenses increased $332,000 or 18.27% to $2,149,000 for the first quarter of fiscal 2000 from $1,817,000 for the same period last year. This increase is due in part to increases in telephone and communications, and professional services, including attorney fees.

         The Company recently consolidated loan origination branches operating below break-even levels and closed retail mortgage banking offices in Stockbridge, Peachtree City, Cumming and Athens, Georgia and Knoxville, Tennessee. Many of these offices operated autonomous underwriting, closing, post-closing and shipping operations. As a result of these redundancies the Company's cost to produce a mortgage loan were higher than industry standards. In addition, the Company has invested $880,000 in technology to improve the efficiency of the mortgage banking business, this investment will enable the Company to consolidate underwriting, closing, post-closing, shipping and secondary marketing operations into regional mortgage banking centers in Augusta, Georgia and Ponte Vedra, Florida. In the metropolitan Atlanta area the Company is redesigning the mortgage model to place greater emphasis on originations in Tucker Federal community banking branches and through the call center. This should significantly improve the efficiencies of operations while providing enhanced customer service. These offices were closed and activities consolidated in July 1999.

         Management has undertaken a significant expense reduction program throughout the Community Bank. Staffing levels were examined and management has eliminated approximately 12% of its existing positions. In addition, Community Bank branches which were operating below the break-even level were sold or closed. On June 30, 1999, the Company sold its Towne Lake branch and deposits in Cherokee County and closed its branch on Memorial Drive. The deposits associated with the Memorial Drive location are currently being serviced by both the Wesley Chapel and new Target in-store locations.


BALANCE SHEET ANALYSIS

Investment Securities

         During the first quarter of fiscal 2000, investment securities decreased to $266,126,000 from $272,916,000 at March 31, 1999 and increased from $171,027,000 at June 30, 1998. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at June 30, 1999, was comprised of $74,196,000 of investment securities held to maturity at amortized cost compared to $68,298,000 and $57,737,000 at March 31, 1999 and June 30, 1998,
respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, securities available for sale had an estimated market value of $191,930,000 at June 30, 1999 compared to $204,618,000 and $113,290,000 at March 31, 1999 and June 30,
1998, respectively. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $3,225,000 and $283,000 at June 30, 1999 and March 31, 1999, respectively.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at June 30, 1999, March 31, 1999 or June 30, 1998.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
---------------------------------------------------------------------------------------------------
(in thousands)                                           JUNE 30,       March 31,      June 30,
                                                           1999           1999           1998
---------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                   $ 17,711      $ 18,539         $ 36,188
  Mortgage-backed securities                                 41,350        32,866            4,603
  Corporate bonds                                             7,434         7,433            7,432
  Other debt securities                                       7,701         9,460            9,514
---------------------------------------------------------------------------------------------------
        Total                                              $ 74,196      $ 68,298         $ 57,737
---------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                   $ 34,666      $ 35,308         $ 31,648
  Mortgage-backed securities                                 87,818        95,539           67,104
  Corporate Bonds                                             2,012         2,027            2,023
  Other debt securities                                      55,265        59,465            3,656
  Equity securities - preferred stock                        12,169        12,279            8,859
---------------------------------------------------------------------------------------------------
        Total                                              $191,930      $204,618         $113,290
---------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                   $ 52,377      $ 53,847         $ 67,836
  Mortgage-backed securities                                129,168       128,405           71,707
  Corporate bonds                                             9,446         9,460            9,455
  Other debt securities                                      62,966        68,925           13,170
  Equity securities - preferred stock                        12,169        12,279            8,859
---------------------------------------------------------------------------------------------------
        Total                                              $266,126      $272,916         $171,027
---------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX


                                          JUNE 30,    % OF GROSS   March 31,  % of Gross  June 30,       % of Gross
(in thousands)                             1999      LOANS RECV     1999      Loans Recv    1998         Loans Recv
--------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
   Construction                         $ 219,566      28.43%    $ 210,877      28.60%    $ 207,329          34.05%
   Acquisition & Development               88,989      11.52%       71,995       9.76%       39,474           6.48%
Real Estate - mortgage loans
   Non-Residential                         59,986       7.77%       58,562       7.94%       64,995          10.67%
   Residential                            276,436      35.79%      272,553      36.97%      180,740          29.68%
   Home equity and second mortgages        65,979       8.54%       61,699       8.37%       49,362           8.11%
--------------------------------------------------------------------------------------------------------------------
Total real estate loans                 $ 710,956      92.05%    $ 675,686      91.64%    $ 541,900          88.99%
--------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
   Commercial                              21,507       2.79%       22,896       3.11%       17,609           2.89%
   Mezzanine                                6,728       0.87%        4,138       0.56%       10,723           1.76%
   Leases                                   2,575       0.33%        3,354       0.45%        8,101           1.33%
   Consumer and other                      30,600       3.96%       31,263       4.24%       30,606           5.03%
--------------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans     $  61,410       7.95%       61,651       8.36%    $  67,039          11.01%
--------------------------------------------------------------------------------------------------------------------
Total gross loans receivable            $ 772,366     100.00%    $ 737,337     100.00%    $ 608,939         100.00%
--------------------------------------------------------------------------------------------------------------------
Less:
   Undisbursed portion of loans
      in process                         (119,937)                (106,704)                 (88,799)
    Deferred fees and other unearned
    Income                                    (31)                     (18)                    (214)
    Reserves for loan losses               (7,251)                  (7,345)                  (6,732)
--------------------------------------------------------------------------------------------------------------------
Loans receivable, net                   $ 645,147                $ 623,270                $ 513,194

Loan Portfolio and Concentration

     The loan portfolio has increased $21,877,000 or 3.51% to $645,147,000 at June 30, 1999, compared to $623,270,000 at March 31, 1999 and $131,953,000 or
25.71% from $513,194,000 at June 30, 1998. This is primarily attributable to the increase in construction, acquisition and development, and residential first mortgages.

     The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $6,728,000 as of June 30, 1999, in mezzanine financing loans. These loan categories increased $31,925,000 or 6.92% to $493,355,000 at June 30, 1999 from $461,430,000 at March 31, 1999, and
$73,257,000 or 17.44% from $420,098,000 at June 30, 1998. These loans represent
63.88% of gross loans receivable at June 30, 1999, compared to 62.58% and 68.99% March 31, 1999 and June 30, 1998, respectively. The mortgage-banking group originates primarily loans held for sale. Loans held for sale decreased $24,780,000 or 11.19% to $196,590,000 at June 30, 1999 from $221,370,000 at
March 31, 1999 and $141,794,000 or 41.90% from $338,384,000 at June 30, 1998.
Both groups contribute to the Company's portfolio of residential mortgage loans. Residential mortgage loans increased $3,883,000 or 1.42% to $276,436,000 at June 30, 1999 from $272,553,000 at March 31, 1999 and $95,696,000 or 52.95% from
$180,740,000 at June 30, 1998. During fiscal 1999, the Company grew the portfolio of residential mortgage loans through originations of single-family mortgage loans. Residential first mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

Non-Performing Assets

     Total problem assets, which include non-accrual loans, loans classified as potential problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $2,223,000 or 19.61% to $13,561,000 at June 30, 1999 from $11,338,000 at March 31, 1999. Total problem assets as a percent of total assets increased to 1.11% at June 30, 1999 from 0.92% at March 31, 1999. At June 30, 1999, the Company had non-accrual loans of $8,826,000 compared to $10,564,000 at March 31, 1999. Interest income not recognized on these loans amounted to $131,000 during the first quarter of fiscal 2000 and $199,000 for the same period last year. In addition, at June 30, 1999, the ACC identified $2,902,000 of potential problem loans compared to $2,550,000 at March 31, 1999. Real estate owned decreased by $263,000 or 12.55% to $1,833,000 at June 30, 1999 from $2,096,000 at March 31, 1999.

     The following table reflects non-performing assets, potential problem loans and restructured loans as of the dates indicated. Non-performing assets consist of non-accrual loans and foreclosed properties, as well as loans past due 90 days or more as to interest or principal and still accruing. Potential problem loans are those which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC regardless of payment status.

NON-PERFORMING ASSETS, POTENTIAL PROBLEM LOANS AND RESTRUCTURED LOANS

                                                  JUNE 30,     MARCH 31,      JUNE 30,
(in thousands)                                      1999        1999           1998
---------------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate-construction              $   273       $   497       $ 2,335
Residential real estate-mortgage                    7,657         5,094         5,572
Commercial real estate                                 37           282          --
Commercial                                             54            37            61
Commercial lease                                      311           311         2,045
Installment                                           494           471           551
---------------------------------------------------------------------------------------
Total non-accrual                                   8,826         6,692        10,564
---------------------------------------------------------------------------------------
Potential problem loans                             2,902         2,550         1,948
Loans contractually delinquent 90 days
  which still accrue interest                          --            --            --
Troubled debt restructurings                           --            --            --
---------------------------------------------------------------------------------------
Total non-accrual and problem loans                11,728         9,242        12,512
---------------------------------------------------------------------------------------
Real estate owned, net                              1,833         2,096         2,909
---------------------------------------------------------------------------------------
Total problem assets                              $13,561       $11,338       $15,421
---------------------------------------------------------------------------------------
Total problem assets/Total assets                    1.11%         0.92%         1.38%
---------------------------------------------------------------------------------------
Total problem assets/Loans receivable,
  net plus reserves                                  2.08%         1.80%         2.97%
---------------------------------------------------------------------------------------
Reserve for loan losses/Total problem assets        53.47%        64.78%        43.65%
---------------------------------------------------------------------------------------

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

                                        Residential
At June 30, 1999                     ----------------      Comm'l                                           % of Total
(in thousands)                       Const       Mtgs     R-Estate   Comm'l   Leases Installment   Total    Location
-------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                              $   71     $7,095     $   37     $ 54     $311     $494     $ 8,062      58.81%
Charlotte                               202         --         --       --       --       --         202       1.47%
All other locations                      --        562         --       --       --       --         562       4.10%
-------------------------------------------------------------------------------------------------------------------
   Total non-accrual                    273      7,657         37       54      311      494       8,826      64.38%
-------------------------------------------------------------------------------------------------------------------
Potential problem loans:

Atlanta                                 663         74      1,703       47       29       --       2,516      18.35%
Augusta                                 171         --         --       --       --       --         171       1.25%
Warner Robins                            10         --         --       --       --       --          10       0.07%
All other locations                     205         --         --       --       --       --         205       1.50%
-------------------------------------------------------------------------------------------------------------------
   Total potential problem loans      1,049         74      1,703       47       29       --       2,902      21.17%
-------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                  31        192        268       --       --       --         491       3.59%
Augusta                                  --        244         --       --       --       --         244       1.78%
Hinesville                              230         --         --       --       --       --         230       1.68%
Aiken                                    72         54         --       --       --       --         126       0.92%
All other locations                     110        778         --       --       --       --         888       6.48%
-------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)           443      1,268        268       --       --       --       1,979      14.45%
-------------------------------------------------------------------------------------------------------------------
Total problem assets by type         $1,765     $8,999     $2,008     $101     $340     $494     $13,707     100.00%
-------------------------------------------------------------------------------------------------------------------
% of total problem assets by type     12.87%     65.65%    14.66%     0.74%    2.48%    3.60%     100.00%
--------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $146,071; real estate owned, net equals $1,832,787

Concentrations to Single Borrowers

     At June 30, 1999, the Bank has one borrower located in Lexington, SC, with a potential problem loan in the amount of $583,000, which is 60 days past due. The borrower has an acquisition and development loan. As of August 9, 1999, the borrower has made principal reductions of $90,000 and paid the interest due to July 1, 1999. In addition, one borrower located in the metro Atlanta area has a potential problem loan in the amount of $799,000. This borrower has a non-residential mortgage loan, which is paid current as of June 30, 1999.

Loan Impairment

     Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans and decreased $253,000 or 43.55% to $328,000 from $581,000 at March 31, 1999 and $1,717,000 or
83.96% from $2,045,000 at June 30, 1998. A loan is considered impaired when a loan is classified as non-accrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. At June 30, 1999, March 31, 1999 and June 30, 1998, the valuation allowance related to these impaired loans was $88,000, $214,000 and $673,000, respectively, which is included in the reserve for loan losses as presented in the table on the following page. At June 30, 1999, March 31, 1999 and June 30, 1998, all impaired loans had a related loan loss reserve. During the first quarter of fiscal 2000, the Company charged-off $251,000 against loan loss reserves related to impaired loans, compared to $450,000 during the quarter ended March 31, 1999. During the first quarter of fiscal 1999, the Company had no charge-offs related to impaired loans. For the first quarter of fiscal 2000, the average recorded investment in impaired loans was $487,000 compared to $471,000 and $2,045,000 for the quarters ending March 31, 1999 and June 30, 1998, respectively.

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

Reserve for Loan Losses

     The Company set aside $300,000 and $627,000, respectively, of additional reserves for possible loan losses during the first quarters of fiscal 2000 and 1999. At June 30, 1999, reserves represented 1.14% of outstanding average loans receivable, net during the period, decreasing from 1.15% at March 31, 1999. Net charge-offs during the first quarter of 2000, were $394,000 versus $505,000 during the quarter ending March 31, 1999. In the first quarter of 2000, net charge-offs represented 0.06% of outstanding average loans receivable, net, compared to 0.08% for the quarter ending March 31, 1999. Loan loss reserves totaled $7,251,000 and $7,345,000 at June 30, 1999 and March 31, 1999,
respectively. Loan loss reserves to total problem assets declined to 53.47% at June 30, 1999 from 64.78% at March 31, 1999. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES

(in thousands)                                                   JUNE 30, 1999    MARCH 31, 1999    JUNE 30, 1998
                                                                 ------------------------------------------------

Reserve for loan losses, beginning of quarter                      $  7,345         $  7,550         $  6,505
  Charge-offs:
    Real estate - construction                                           --               12               --
    Real estate - mortgage                                               62              272              181
    Consumer                                                            212              123              266
    Commercial                                                          247               --               13
    Commercial leases                                                     4              193               16
-----------------------------------------------------------------------------------------------------------------
      Total charge-offs                                                 525              600              476
  Recoveries                                                            131               95               76
-----------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                       394              505              400
  Provision for loan losses                                             300              300              627
-----------------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of quarter                          $  7,251         $  7,345         $  6,732
-----------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period        $636,067         $641,140         $539,228
-----------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net            0.06%            0.08%            0.07%
-----------------------------------------------------------------------------------------------------------------
  Reserves to average loans receivable, net                            1.14%            1.15%            1.25%
-----------------------------------------------------------------------------------------------------------------


 Investment in Real Estate

         The Company's investment in real estate decreased $851,000 or 2.81% to $29,423,000 from $30,274,000 at March 31, 1999 and increased $2,836,000 or
10.67% from $26,587,000 at June 30, 1998. On April 27, 1999, Eagle Roswell Road Development, LLC ("Eagle Roswell Road") was formed to purchase 6.8 acres of land in Fulton County, Georgia, for the purpose of developing a 56-townhome residential community. The Company has a 100% ownership interest in Eagle Roswell Road. In addition, on June 9, 1999, Eagle Hicks Lower Roswell Development, LLC ("Eagle Hicks Lower Roswell") was formed to purchase 15.9 acres of land in Cobb County, Georgia, for the purpose of developing a 29-lot residential community. The Company has an 80% ownership interest in Eagle Hicks Lower Roswell. The Company currently has eight real estate projects in the Atlanta market.

Deposits

         Deposits are the Company's primary funding source. Total deposits decreased $75,902,000 or 8.63% to $803,763,000 from $879,665,000 at March 31,
1999. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its branches located in metro Atlanta. The decline in deposits was primarily in certificates of deposits, which decreased 9.09% to $535,742,000 at June 30, 1999 from $589,307,000 at March 31, 1999.
Demand deposits including non-interest bearing, interest bearing, savings, and money market accounts were 33.35% of the Company's deposits at June 30, 1999. The weighted average interest rate on deposits decreased to 4.80% during the first quarter of fiscal 2000, from 4.99% and 5.44% during the March 31, 1999 and June 30, 1998 quarters, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                                  JUNE 30,       MARCH 31,       JUNE 30,
(in thousands)                                      1999           1999           1998
-----------------------------------------------------------------------------------------
Demand deposits:
  Non-interest -bearing deposits                 $ 41,881        $ 45,737        $ 32,100
  Interest-bearing deposits                       118,231         122,183         103,433
  Money market accounts                            72,050          85,516          46,581
  Savings accounts                                 35,859          36,922          38,778
                                                 ----------------------------------------
    Total demand deposits                         268,021         290,358         220,892
                                                 ----------------------------------------

Time deposits:
  Maturity one year or less                       391,939         427,203         420,819
  Maturity greater than one year through
    two years                                      56,122          71,337          63,942
  Maturity greater than two years through
    three years                                    59,091          25,568          29,360
  Maturity greater than three years                28,590          65,199          62,994
                                                 ----------------------------------------
    Total time deposits                           535,742         589,307         577,115
                                                 ----------------------------------------
Total deposits                                   $803,763        $879,665        $798,007
                                                 ----------------------------------------

     The weighted average interest rate on time deposits at June 30, 1999, March 31, 1999 and June 30, 1998 was 5.41%, 5.6% and 5.92%, respectively.

     For the periods indicated, interest expense on deposits is summarized as follows:


                                 JUNE 30,      MARCH 31,       JUNE 30,
(in thousands)                    1999           1999           1998
                                 ------------------------------------
Interest-bearing deposits        $1,023        $   929        $   960
Money market accounts               783            870            435
Savings accounts                    189            215            237
Time deposits                     7,674          8,765          8,768
                                 ------------------------------------
Total                            $9,669        $10,779        $10,400
                                 ------------------------------------

Borrowings

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At June 30, 1999, advances were $213,050,000 compared to $157,500,000 at March 31, 1999. At June 30, 1999, the
weighted average interest rate on these borrowings was 5.54% compared to 5.38% at March 31, 1999.

Guaranteed Preferred Beneficial Interests in Debentures

     On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities) offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Subordinated 8.50% Debentures (the "Debentures") of the Company. The sole asset of the Trust is the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. At June 30, 1999, guaranteed preferred beneficial interests in debentures was $28,750,000. The weighted average interest rate at June 30, 1999 was 8.65%.

Industry Segments

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. The reportable segments consist of: community banking, mortgage banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers and earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. The mortgage banking segment originates residential mortgage loans through retail loan production offices and purchases residential mortgage loans from correspondents through a wholesale lending office. The mortgage banking segment generates revenues through interest on residential mortgage loans and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment's primary sources of fee income is derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential subdivisions. The real estate development and sales segment sells the lots within these subdivisions and frequently provides the lot and/or construction loan financing through Tucker Federal Bank. The real estate development and sales segment also provides third party brokerage services for the Bank and for unaffiliated third parties. The mezzanine financing segment provides mezzanine financing to small-and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine financing segment generates revenues through interest and fees on loans. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table (in thousands):

                                                                    Real Estate
                                                         Mortgage   Development  Mezzanine              Elimina-
                                            Banking      Banking    and Sales    Financing   Other       tions      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999:
--------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)           $     8,474   $    (127)  $    (89)    $    394   $   (463)  $     (34)  $     8,155
  NONINTEREST (EXPENSE) INCOME                 (5,033)     (1,227)     2,003           (8)        49          34        (4,182)
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                     548         130         --           --         --          --           678
  INCOME TAX EXPENSE (BENEFIT)                  1,007        (544)       765          154       (150)         --         1,232
  NET INCOME                                    2,140        (816)     1,149          232       (264)         --         2,441
  PROVISION FOR LOAN LOSSES                       294           6         --           --         --          --           300
  TOTAL ASSETS                              1,177,254     240,598     33,363       16,120     13,703    (263,728)    1,217,310
  EXPENDITURES FOR ADDITIONS TO
    PREMISES AND EQUIPMENT, NET                 1,974         116         --           --         --          --         2,090
  TOTAL REVENUES FROM EXTERNAL
    CUSTOMERS                                  19,775       6,033      2,493          242        292          --        28,835
  INTERSEGMENT REVENUES                         3,734         153        123          196        265          --         4,471
--------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1998:
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)           $     7,486   $     281   $     87)    $    282   $     66   $      --   $     8,028
  Noninterest (expense) income                 (4,290)         25        936           --        353          --        (2,976)
  Depreciation on premises and
    equipment                                     436         126         --           --         --          --           562
  Income tax expense (benefit)                    825         118        340          113         49          --         1,445
  Net income                                    1,756         176        509          169        370          --         2,980
  Provision for loan losses                       615          12         --           --         --          --           627
  Total assets                              1,055,219     371,713     27,883       11,207      8,127    (353,917)    1,120,232
  Expenditures for additions to premises
    and equipment, net                            225          35         --           --         --          --           260
  Total revenues from external customers       16,230       9,583      1,280          282        474          --        27,849
  Intersegment revenues                         5,884         (35)        28           --        220          --         6,097

Liquidity Management

     The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. The Company has experienced significant growth in both assets and deposit accounts. Increases in deposits provide a significant portion of the Company's cash flow needs and continues to provide a relatively stable, low cost source of funds. The Company's other primary funding source is provided by advances from the Federal Home Loan Bank. At June 30, 1999, advances stood at $213,050,000. The liquidity requirement may vary from time to time (between 4 percent and 10 percent) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4 percent of the liquidity base at the end of the preceding calendar quarter. At June 30, 1999, the Company's liquidity ratio was 9.52%. At June 30, 1999, the Company had commitments to originate loans of approximately $75,142,000. The Company had commitments to sell mortgage loans of approximately $147,000,000 at June 30, 1999.

     Beginning April 1, 1995, the Bank formed an operating subsidiary, Prime Eagle Mortgage Corporation. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $78,491,000 or 20.74% to $299,960,000 for the first quarter of fiscal 2000 compared to $378,451,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short term advances from the FHLB.

Cash Flows from Operating Activities

     For the first three months of fiscal 2000, cash provided from operating activities was $34,865,000 compared to cash used of $5,401,000 for the same period last year. The primary reason for this is fluctuations in timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first quarter of fiscal 2000, the Company originated $299,960,000 of loans held for sale and sold $324,740,000 of loans held for sale. This resulted in $24,780,000 cash provided. This compares to the same quarter last year, when the Company originated $378,451,000 of loans held for sale and sold $372,659,000 of loans held for sale, resulting in cash used of $5,792,000.

Cash Flows from Investing Activities

     During the first three months of fiscal 2000, the Company used cash from investing activities of $19,066,000 compared to cash provided of $17,905,000 for the same quarter last year. For the first quarter of fiscal 2000, securities available for sale provided cash from principal repayments of $7,911,000 compared with cash used to purchase securities available for sale and cash provided from sales, calls, maturities and repayments of $8,583,000 in the same quarter in fiscal 1999. Cash provided from principal repayments and calls of investment securities held to maturity provided $4,043,000 compared to cash provided from principal repayments of investment securities held to maturity of $404,000 for the same quarter last year. Loan originations, net of repayments, represented $22,287,000 of cash used for the first quarter compared to $23,632,000 provided for the same period in fiscal 1999. During the first three months of fiscal 2000, the Company purchased and redeemed FHLB stock of $4,971,000 and $3,055,000, respectively. This compares to FHLB stock purchased and redeemed of $508,000 and $2,256,000, respectively, for the same period last year. During the first quarter of the current year, the Company received proceeds from sales of premises and equipment of $1,666,000 and used cash of $2,090,000 for purchases of premises and equipment. During the first quarter of the last year, the Company received proceeds from sales of premises and equipment of $522,000 and used cash of $237,000 for purchases of premises and equipment. Additionally, the Company invested an additional $7,079,000 in investment in real estate during the first three months of fiscal 2000. In comparison, for the first quarter of 1999, the Company invested an additional $1,788,000 in investment in real estate. Proceeds from the sale of investment in real estate for the first three months of fiscal 2000, resulted in a $9,985,000 source of cash versus $1,642,000 for the same period last year.

Cash Flows from Financing Activities

     Cash used in financing activities during the first quarter of fiscal 2000, was $20,311,000 compared to cash used of $26,569,000 during same quarter last year. The Company borrowed FHLB advances and other borrowing of $180,790,000 and repaid $124,619,000 during the first three months of fiscal 2000. This compares to borrowings of $239,460,000 and repayments of $282,403,000 during the same period last year. The Company's deposits decreased by $75,902,000 during the first quarter of fiscal 2000. The decrease is comprised of $53,565,000 of time deposits and $22,337,000 in demand deposits. Comparatively, for the same quarter last year, deposits increased $19,032,000 comprised of $22,842,000 in time deposits and a decrease of $3,810,000 in demand deposits. The Company paid cash dividends to its shareholders of $891,000 and $861,000 for the first three months of fiscal 2000 and 1999, respectively.

Capital

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At June 30, 1999, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. On July 29, 1998, the Company closed a public offering of trust preferred securities raising $28,750,000 of capital. The Company contributed $11,000,000 of the proceeds to the Bank.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1999, the Bank paid no dividends to the Company.

REGULATORY CAPITAL

---------------------------------------------------------------------------------------------
                        Regulatory                Required                  Excess
(in thousands)           Capital        %          Capital       %          Capital       %
---------------------------------------------------------------------------------------------
JUNE 30, 1999
RISK-BASED RATIOS:
  TIER 1 CAPITAL        $71,128        9.98       $28,012       4.00       $43,116       5.98
  TOTAL CAPITAL          78,070       10.96        56,024       8.00        22,046       2.96
TIER 1 LEVERAGE          71,128        5.92        48,421       4.00        22,707       1.92
TANGIBLE EQUITY          71,128        5.80        19,951       1.50        51,177       4.30
---------------------------------------------------------------------------------------------
MARCH 31, 1999

   Tier 1 capital       $69,810        9.97       $28,012       4.00       $41,798       5.97
   Total capital         76,996       10.99        56,024       8.00        20,972       2.99
Tier 1 leverage          69,810        5.77        48,421       4.00        21,389       1.77
Tangible equity          69,810        5.25        19,951       1.50        49,859       3.75
---------------------------------------------------------------------------------------------
JUNE 30, 1998

  Tier 1 capital        $53,884        8.17       $26,369       4.00       $27,515       4.17
  Total capital          59,873        9.08        52,737       8.00         7,136       1.08
Tier 1 leverage          53,884        4.98        43,308       4.00        10,576       0.98
Tangible equity          53,884        4.72        17,130       1.50        36,754       3.22
---------------------------------------------------------------------------------------------



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         The Bank strongly denies Plaintiffs' entitlement to any relief and believes its Counterclaim has merit. The Bank believes, among other things, that Plaintiffs were properly terminated for cause, that Plaintiffs have no rights with respect to the purchase option, and that even if the purchase option were applicable, Plaintiffs would have no right to purchase any loans, but only certain tangible and intangible assets of the Bank, the value of which is estimated to be in the $1-2 million range.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     On April 30, 1999, TFB Management, Inc., TFB Management (NC), Inc., and TFB Management (RE), Inc., were incorporated as Delaware corporations. The Bank is the 100%owner of TFB Management, Inc., which is the 100% owner of TFB Management
(NC), Inc., which is the 100% owner of TFB Management (RE), Inc. TFB Management
(RE), Inc. was formed to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. This three-tier structure was utilized to reduce the Company's effective tax rate.

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

                                  EAGLE BANCSHARES, INC.
                                      (Registrant)

Date:  August 16, 1999            /s/ Conrad J. Sechler, Jr.
                                  ------------------------------------
                                  Conrad J. Sechler, Jr.
                                  Chairman of the Board, President and
                                  Principal Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  August 16, 1999            /s/ Richard B. Inman, Jr.
                                  ------------------------------------
                                  Richard B. Inman, Jr.
                                  Director, Secretary and Treasurer

Date:  August 16, 1999            /s/ Conrad J. Sechler, Jr.
                                  ------------------------------------
                                  Conrad J. Sechler, Jr.
                                  Chairman of the Board and President

Date:  August 16, 1999            /s/ LuAnn Durden
                                  ------------------------------------
                                  LuAnn Durden
                                  Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                              INDEX OF EXHIBITS

Exhibit
Number                       Description                                Page No.
-------                      -----------                                --------
11                           Computation of per share earnings             36

27                           Financial Data Schedule (for SEC use
                             only)