Form 10-Q
period 1999-09-30
EAGLE BANCSHARES INC
filed 1999-11-15
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________
         Commission file number  0-14379
                                --------

                             EAGLE BANCSHARES, INC.
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Georgia                              58-1640222
              ---------------------------------------------------
             (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

            4419 Cowan Road, Tucker, Georgia               30084-4441
            ----------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                 (770) 908-6690
                ------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]  NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at October 31, 1999
  ----------------------------------  ---------------------------------
    Common Stock, $1.00 Par Value                    5,560,481 shares

                           Index of Exhibit on Page 40

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                              Number
                                                                                                              -------
PART I.           FINANCIAL INFORMATION

       Item 1.        Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 1999 and March 31, 1999 ...................................................... 3

                  Consolidated Statements of Income at Three and
                  Six Months ended September 30, 1999 and 1998 .................................................. 4

                  Consolidated Statements of Cash Flows at Six
                  Months ended September 30, 1999 and 1998 ...................................................... 5

                  Notes to Consolidated Financial Statements .................................................... 7

       Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...................................................... 17

PART II.          OTHER INFORMATION

       Item 1.        Legal Proceedings ........................................................................ 36

       Item 2.        Changes in Securities .................................................................... 37

       Item 3.        Defaults upon Senior Securities .......................................................... 37

       Item 4.        Submission of Matters to a Vote of Security Holders ...................................... 37

       Item 5.        Other Information ........................................................................ 37

       Item 6.        Exhibits and Reports on Form 8-K ......................................................... 38

                  Signatures ................................................................................... 39

                  Index of Exhibits ............................................................................ 40

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


                                                                                               SEPTEMBER 30,           March 31,
(dollars in thousands except per share data)                                                       1999                  1999
                                                                                               -------------          -----------
ASSETS:
  Cash and amounts due from banks                                                               $    18,177           $     7,839
  Accrued interest receivable                                                                         7,737                 7,766
  Securities available for sale                                                                     201,858               204,618
  Investment securities held to maturity                                                             64,522                68,298
  Loans held for sale                                                                               148,819               221,370
  Loans receivable, net                                                                             665,772               623,270
  Investment in real estate                                                                          29,528                30,274
  Real estate acquired in settlement of loans, net                                                    1,674                 2,096
  Stock in Federal Home Loan Bank, at cost                                                           12,035                 8,736
  Premises and equipment, net                                                                        23,862                23,275
  Deferred income taxes                                                                               7,073                 4,059
  Other assets                                                                                        6,534                 8,399
                                                                                                -----------           -----------
          Total assets                                                                          $ 1,187,591           $ 1,230,000
                                                                                                -----------           -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                      $   772,270           $   879,665
  Federal Home Loan Bank advances and other borrowings                                              298,947               221,552
  Advance payments by borrowers for property taxes and insurance                                      1,982                 2,356
  Drafts outstanding                                                                                  5,219                12,800
  Guaranteed preferred beneficial interests in the Company's subordinated debentures -
     (Trust preferred securities)                                                                    28,750                28,750
  Accrued expenses and other liabilities                                                              6,958                10,060
                                                                                                -----------           -----------
          Total liabilities                                                                       1,114,126             1,155,183
                                                                                                -----------           -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized, 6,115,031 and
     6,124,064 shares issued at September 30, and March 31, 1999, respectively                        6,115                 6,124
  Additional paid-in capital                                                                         38,027                38,206
  Retained earnings                                                                                  41,507                38,601
  Accumulated other comprehensive income                                                             (4,623)                 (283)
  Employee Stock Ownership Plan note payable                                                         (1,886)               (1,978)
  Unamortized restricted stock                                                                           --                  (178)
  Treasury stock, 554,500 shares at cost, at September 30, and March 31, 1999                        (5,675)               (5,675)
                                                                                                -----------           -----------
          Total stockholders' equity                                                                 73,465                74,817
                                                                                                -----------           -----------
          Total liabilities and stockholders' equity                                            $ 1,187,591           $ 1,230,000
                                                                                                -----------           -----------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
(dollars in thousands except per share data)                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                                  --------------------        ---------------------
                                                                                   1999         1998           1999          1998
                                                                                  -------      -------        -------       -------
INTEREST INCOME:
   Interest on loans                                                              $16,948      $18,285        $33,765       $36,642
   Interest on mortgage-backed securities                                           2,151        1,283          4,173         2,554
   Interest and dividends on securities and other interest-earning assets           2,340        1,742          4,827         3,548
                                                                                  -------      -------        -------       -------
          Total interest income                                                    21,439       21,310         42,765        42,744
                                                                                  -------      -------        -------       -------

INTEREST EXPENSE:
   Interest on deposits                                                             8,851       10,281         18,520        20,681
   Interest on FHLB advances and other borrowings                                   3,448        2,726          6,328         5,732
   Interest on long-term debt                                                         623          434          1,245           434
                                                                                  -------      -------        -------       -------
          Total interest expense                                                   12,922       13,441         26,093        26,847
                                                                                  -------      -------        -------       -------

   Net interest income                                                              8,517        7,869         16,672        15,897
PROVISION FOR LOAN LOSSES                                                             100          627            400         1,254
                                                                                  -------      -------        -------       -------
   Net interest income after provision for loan losses                              8,417        7,242         16,272        14,643
                                                                                  -------      -------        -------       -------

NON-INTEREST INCOME:
   Mortgage production fees                                                         1,460        4,690          4,242         7,909
   Gain on sales of investment in real estate                                       1,176          162          3,253         1,091
   Real estate commissions, net                                                       203          241            546           414
   Rental income                                                                       --          173            165           346
   Service charges                                                                    551          481          1,010         1,051
   Gain on sales of investment securities available for sale                           19          202             19           469
   Gain on sale of loans                                                               --           24             --            24
   Gain on sales of fixed assets                                                      175            5            176           152
   Gain on sale of branch                                                              --           --            673            --
   Miscellaneous                                                                    1,020          703          2,029         1,640
                                                                                  -------      -------        -------       -------
          Total non-interest income                                                 4,604        6,681         12,113        13,096
                                                                                  -------      -------        -------       -------

 NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                   5,100        5,189         11,603        10,445
   Net occupancy expense                                                            1,504        1,355          3,026         2,517
   Data processing expense                                                            698          601          1,365         1,165
   Federal insurance premium                                                          106          161            287           257
   Marketing expense                                                                  430          495          1,099           991
   Provision for losses on real estate acquired in the settlement of loans             50           --             50            --
   Miscellaneous                                                                    2,040        2,391          4,189         4,208
                                                                                  -------      -------        -------       -------
          Total non-interest expenses                                               9,928       10,192         21,619        19,583
                                                                                  -------      -------        -------       -------

   Income before income taxes                                                       3,093        3,731          6,766         8,156
INCOME TAX EXPENSE                                                                    846        1,260          2,078         2,705
                                                                                  -------      -------        -------       -------
  NET INCOME                                                                      $ 2,247      $ 2,471        $ 4,688       $ 5,451
                                                                                  -------      -------        -------       -------
EARNINGS PER COMMON SHARE - BASIC                                                 $  0.40      $  0.42        $  0.84       $  0.94
                                                                                  -------      -------        -------       -------
EARNINGS PER COMMON SHARE - DILUTED                                               $  0.40      $  0.41        $  0.83       $  0.91
                                                                                  -------      -------        -------       -------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


(dollars in thousands)
Six Months ended September 30,                                                                      1999                  1998
                                                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                   $     4,688           $     5,451
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                                           1,128                 1,240
   Provision for loan losses                                                                            400                 1,254
   Provision for losses on real estate acquired in settlement of loans                                   50                    --
   (Gain)/loss on sales of securities available for sale                                                (19)                 (469)
   (Gain)/loss on sales of real estate acquired in settlement of loans                                 (134)                 (107)
   Gain on sales of investment in real estate                                                        (3,253)               (1,091)
   Gain on sale of loans                                                                                 --                   (24)
   Gain on sales of premises and equipment                                                             (176)                 (152)
   Amortization of restricted stock                                                                      50                    59
   Deferred income tax (benefit)/expense                                                               (358)                   49
   Proceeds from sales of loans held for sale                                                       586,003               731,821
   Originations of loans held for sale                                                             (513,452)             (767,547)
   Changes in assets and liabilities:
     Decrease (increase) in accrued interest receivable                                                  29                  (860)
     Decrease (increase) in other assets                                                              1,813                (3,236)
     (Decrease) increase in drafts outstanding                                                       (7,582)                3,188
     Decrease in accrued expense and other liabilities                                               (3,101)               (1,433)
                                                                                                -----------           -----------
       Net cash provided by (used in) operating activities                                           66,086               (31,857)
                                                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                                     (20,860)             (114,004)
     Proceeds from sales of securities available for sale                                             1,807                 9,441
     Purchases of investment securities held to maturity                                             (9,884)                   --
     Principal payments received on securities available for sale                                    14,787                 9,249
     Principal payments received on investment securities held to maturity                            4,701                 1,335
     Proceeds from calls of securities available for sale                                                --                 6,249
     Proceeds from calls of investment securities held to maturity                                    6,567                 8,000
     Proceeds from maturities of securities available for sale                                           --                 1,501
     Proceeds from maturities of investment securities held to maturity                               2,500                    --
     Loan originations, net of repayments                                                           (42,742)               15,695
     Proceeds from sale of real estate acquired in settlement of loans                                  976                   976
     Purchases of FHLB stock                                                                         (9,307)               (4,570)
     Redemption of FHLB stock                                                                         6,008                 4,085
     Proceeds from sales of premises and equipment, net                                               2,018                   535
     Purchase of premises and equipment                                                              (3,825)                 (794)
     Additions to investment in real estate                                                         (11,384)               (7,802)
     Proceeds from sales of investment in real estate                                                15,014                 2,681
                                                                                                -----------           -----------
       Net cash used in investing activities                                                    $   (43,624)          $   (67,423)
                                                                                                -----------           -----------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)


(dollars in thousands)
Six Months ended September 30,                                                                     1999                  1998
                                                                                                ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                   $  (83,221)           $  (15,154)
  Net change in demand deposit accounts                                                            (24,174)                9,766
  Repayment of FHLB advances and other borrowings                                                 (308,355)             (467,980)
  Proceeds from FHLB advances and other borrowings                                                 385,750               535,525
  Increase in ESOP debt                                                                                 --                (1,916)
  Principal reduction of ESOP debt                                                                      92                   165
  Issuance of trust preferred securities                                                                --                28,750
  Repurchase of common stock                                                                            --                  (402)
  Proceeds from exercise of stock options                                                               (9)                  813
  Retirement of restricted stock                                                                       (50)                   --
  Cash dividends paid                                                                               (1,783)               (1,791)
  Decrease in advance payments from borrowings for
    property taxes and insurance                                                                      (374)               (2,287)
                                                                                                ----------            ----------
   Net cash (used in) provided by financing activities                                             (32,124)               85,489
                                                                                                ----------            ----------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (9,662)              (13,791)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    27,839                34,682
                                                                                                ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $   18,177            $   20,891
                                                                                                ----------            ----------



SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
   Interest                                                                                     $   27,474            $   30,122
   Income taxes                                                                                 $       20            $    6,866
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement on loans                                            $      470            $      678
   Loans made to finance real estate acquired in settlement of loans                            $       --            $      294
   Loans made to finance sales of investments in real estate                                    $      325            $    2,718
   Dividends payable                                                                            $      890            $      926


Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 1999

A.  Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engaged in community banking, mortgage banking, real estate development and sales, and mezzanine financing. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA") and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1999, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

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

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three month periods ended September 30, 1999 and 1998, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

COMPUTATION OF PER SHARE EARNINGS


(dollars in thousands except per share data)                  THREE MONTHS ENDED
                                                   ----------------------------------------
                                                   SEPT. 30, 1999            Sept. 30, 1998
                                                   --------------            --------------
Basic

Net income                                             $ 2,247                   $ 2,471
                                                       -------                   -------

Average common shares                                    5,560                     5,788
                                                       -------                   -------

Earnings per common share - basic                      $  0.40                   $  0.42
                                                       -------                   -------

Diluted

Net income                                             $ 2,247                   $ 2,471
                                                       -------                   -------

Average common shares - basic                            5,560                     5,788
Incremental shares outstanding                             117                       167
Average common shares - diluted                          5,677                     5,955
                                                       -------                   -------

Earnings per common share - diluted                    $  0.40                   $  0.41
                                                       -------                   -------

         Below is a reconciliation for the six month periods ended September 30, 1999 and 1998, of the difference between average basic common shares outstanding and average diluted common shares outstanding.


(dollars in thousands except per share data)                   SIX MONTHS ENDED
                                                   ----------------------------------------
                                                   SEPT. 30, 1999            Sept. 30, 1998
                                                   --------------            --------------
Basic

Net income                                             $ 4,688                   $ 5,451
                                                       -------                   -------

Average common shares                                    5,560                     5,788
                                                       -------                   -------

Earnings per common share - basic                      $  0.84                   $  0.94
                                                       -------                   -------

Diluted

Net income                                             $ 4,688                   $ 5,451
                                                       -------                   -------

Average common shares - basic                            5,560                     5,788
Incremental shares outstanding                             120                       183
Average common shares - diluted                          5,680                     5,971
                                                       -------                   -------

Earnings per common share - diluted                    $  0.83                   $  0.91
                                                       -------                   -------

E.  Accumulated Other Comprehensive Income

         The Company adopted the provisions in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and the change in unrealized gains and losses on securities available for sale, net of income taxes.

         Comprehensive income for the three and six months ended September 30, 1999 and 1998 is calculated as follows:


(dollars in thousands)                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       ----------------------       -----------------------
                                                                       SEPT. 30,    Sept. 30,       SEPT. 30,     Sept. 30,
                                                                         1999          1998           1999          1998
                                                                       --------     ---------       ---------     ---------
Unrealized (losses) gains, net recognized in
  accumulated other comprehensive income:
  Before income tax                                                     $(2,254)     $   910         $(6,995)      $   648
   Income tax                                                              (856)         345          (2,655)          245
  Net of income tax                                                     $(1,398)     $   565         $(4,340)      $   403

Amounts reported in net income:
  Gains on sales of securities available for sale                       $    19      $   202         $    19       $   469
  Net accretion on securities available for sale                             --           36              --            67
                                                                        -------      -------         -------       -------
  Reclassification adjustment                                                19          238              19           536
  Income tax expense                                                         (7)         (90)             (7)         (204)
                                                                        -------      -------         -------       -------
  Reclassification adjustment, net of tax                                    12          148              12           332
Amounts reported in accumulated other comprehensive
  income:
  Unrealized (losses)gains arising during period, net of tax             (1,386)         713          (4,328)          735
  Less reclassification adjustment, net of tax                               12          148              12           332
                                                                        -------      -------         -------       -------
    Unrealized (losses) gains, net recognized in
      accumulated other comprehensive income                             (1,398)         565          (4,340)          403
Net income                                                                2,247        2,471           4,688         5,451
                                                                        -------      -------         -------       -------
Total comprehensive income                                              $   849      $ 3,036         $   348       $ 5,854
                                                                        -------      -------         -------       -------

F.  Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. The reportable segments consist of: community banking, mortgage banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers and earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. The mortgage banking segment originates residential mortgage loans through retail loan production offices and purchases residential mortgage loans from correspondents through a wholesale lending office. The mortgage banking segment generates revenues through origination fees, interest on residential mortgage loans and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment's primary sources of fee income is derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential subdivisions. The real estate development and sales segment sells the lots within these subdivisions and frequently provides the lot and/or construction loan financing through Tucker Federal Bank. The real estate development and sales segment also provides third party brokerage services for the Bank and for unaffiliated third parties. The mezzanine financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine financing segment generates revenues through interest and fees on loans. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table:


                                                                     Real Estate
THREE MONTHS ENDED:                          Community    Mortgage   Development   Mezzanine
                                              Banking      Banking    and Sales    Financing    Other   Eliminations Consolidated
                                            -----------   ---------  -----------  -----------  -------- ------------ ------------
(dollars in thousands)
SEPTEMBER 30, 1999:
  NET INTEREST INCOME (EXPENSE)             $     8,766   $    (140)   $     19     $   381    $   (470)  $     (39)  $     8,517
  NET NON-INTEREST (EXPENSE) INCOME              (4,002)     (2,293)        901          16          15          39        (5,324)
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                       546         139          --          --          --          --           685
  INCOME TAX EXPENSE (BENEFIT)                    1,484        (983)        368         159        (182)         --           846
  NET INCOME                                      3,205      (1,475)        552         238        (273)         --         2,247
  PROVISION FOR LOAN LOSSES                          75          25          --          --          --          --           100
  TOTAL ASSETS                                1,175,046     197,424      30,867      18,293      15,014    (249,053)    1,187,591
  EXPENDITURES FOR ADDITIONS TO
    PREMISES AND EQUIPMENT                        1,657         114          --          --          --          --         1,771
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS         19,714       4,158       1,498         358         315          --        26,043
  INTERSEGMENT REVENUES                           3,815          87         (84)         88         253          --         4,159
                                            -----------   ---------    --------     -------    --------   ---------   -----------
September 30, 1998:
                                            -----------   ---------    --------     -------    --------   ---------   -----------
  Net interest income (expense)             $     7,596   $     328    $    (85)    $   281    $   (224)  $     (27)  $     7,869
  Net non-interest (expense) income              (5,795)      2,146         213          --        (102)         27        (3,511)
  Depreciation on premises and
    equipment                                       428         131          --          --          --          --           559
  Income tax expense (benefit)                      244         984          51         112        (131)         --         1,260
  Net income                                        945       1,475          77         169        (195)         --         2,471
  Provision for loan losses                         612          15          --          --          --          --           627
  Total assets                                1,166,266     403,477      28,819      11,488      19,210    (386,620)    1,242,640
  Expenditures for additions to premises
    and equipment                                   511          47          --          --          --          --           558
  Total revenues from external customers         15,990      10,956         582         280         183          --        27,991
  Intersegment revenues                           7,594         581          15           1         393          --         8,584

The results for each reportable segment are included in the following table:


                                                                     Real Estate
SIX MONTHS ENDED:                            Community    Mortgage   Development   Mezzanine
                                              Banking      Banking    and Sales    Financing    Other   Eliminations Consolidated
                                            -----------   ---------  -----------  -----------  -------- ------------ ------------
SEPTEMBER 30, 1999:
  NET INTEREST INCOME (EXPENSE)             $    16,973   $       1    $    (70)    $   775    $   (934)  $     (73)  $    16,672
  NET NON-INTEREST (EXPENSE) INCOME              (8,930)     (3,627)      2,904           9          65          73        (9,506)
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                     1,094         269          --          --          --          --         1,363
  INCOME TAX EXPENSE (BENEFIT)                    2,440      (1,462)      1,134         314        (348)         --         2,078
  NET INCOME                                      5,233      (2,194)      1,700         470        (521)         --         4,688
  PROVISION FOR LOAN LOSSES                         370          30          --          --          --          --           400
  TOTAL ASSETS                                1,175,046     197,424      30,867      18,293      15,014    (249,053)    1,187,591
  EXPENDITURES FOR ADDITIONS TO
    PREMISES AND EQUIPMENT                        3,631         230          --          --          --          --         3,861
    TOTAL REVENUES FROM EXTERNAL CUSTOMERS       39,488      10,191       3,992         600         607          --        54,878
  INTERSEGMENT REVENUES                           7,550         240          39         284         518          --         8,631
                                            -----------   ---------    --------     -------    --------   ---------   -----------
September 30, 1998:
                                            -----------   ---------    --------     -------    --------   ---------   -----------
  Net interest income (expense)             $    15,082   $     609    $   (171)    $   563    $   (158)  $     (28)  $    15,897
  Net non-interest (expense) income             (10,082)      2,170       1,148          --         249          28        (6,487)
  Depreciation on premises and
    equipment                                       864         257          --          --          --          --         1,121
  Income tax expense (benefit)                      951       1,101         391         225          37          --         2,705
  Net income                                      2,821       1,652         586         338          54          --         5,451
  Provision for loan losses                       1,228          26          --          --          --          --         1,254
  Total assets                                1,166,266     403,477      28,819      11,488      19,210    (386,620)    1,242,640
  Expenditures for additions to premises
    and equipment                                   736          82          --          --          --          --           818
  Total revenues from external customers         32,221      20,540       1,862         562         655          --        55,840
  Intersegment revenues                          13,477         545          43           1         614          --        14,680

G.  Year 2000

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

          The Company is committed to addressing the Year 2000 issues and developed a comprehensive business plan to manage these issues. The Company established Team2000, a group of key employees, mission critical vendors and an outside consulting firm to address the Year 2000 issues. Team2000 is responsible for ensuring that its in-house processing, service providers, and software vendors are fully compliant with the Year 2000 requirements. Subcommittees have been established throughout the Company to identify, address and mitigate key Year 2000 issues in the organization. Furthermore, Team2000 launched an awareness campaign during 1998, that will continue through December 31, 1999, that is designed to raise the awareness and encourage input from all Company employees. The Company's Executive Management Team receives progress updates on a monthly basis and the Board of Directors receives updates on a quarterly basis.

         The Company's Year 2000 plan has five phases: inventory, assessment, renovation, validation and implementation. During the inventory phase, Team2000 identified all areas with potential Year 2000 issues. All hardware and software systems, including all of its equipment such as elevators, alarm systems, ATMs, vault locks, etc. that may contain embedded systems were identified. The assessment phase involved detailed analysis and planning to determine the most cost effective method of renovation. Additionally, during the assessment phase, Team2000 categorized each issue into one of three levels of priority: mission critical, important and non-mission critical. The levels of priority were determined based on the significance of the potential impact on the Company. The inventory and assessment phases are complete. Team2000 prepared a series of procedures to test each application based on its level of priority. In order to protect current operations, an isolated test environment was created to test network and software applications. Applications, operating systems, hardware, databases and internal and external interfaces were tested. Testing was designed to ensure that applications, and the environment they operate in, can properly process data and dates without compromising computer-based entries and record keeping associated with the Year 2000 date change. As of September 30, 1999, the renovation and validation phases are 100% complete. The implementation phase includes any necessary training of users on newly compliant systems, as well as, introduction of such systems into live operating environments, and the "Event Plan" rehearsal. The implementation phase is substantially complete. The "Event Plan" training and rehearsal were successfully completed in September of this year.

         As a supplement to The Company's Business Continuation and Recovery Plans, Team2000 has developed an "Event Plan" that is specific to the time period of September 1, 1999 through July 15, 2000. The Event Plan contains the procedures, guidelines, and information relevant to the ongoing successful operation of each line of business before, during and after the new millennium. Writing, Training and a rehearsal of the "Event Plan" are complete. Since it is difficult to predict all possible risk scenarios, the Company intends to continue to revise these plans on an ongoing basis as needed.

         Like many other companies, the operations of the Company are interconnected with third party service providers and vendors who provide services, equipment, technology and/or software. Therefore, the Company's operations could be materially affected if those parties fail to achieve Year 2000 readiness. The Company remains in constant communication with key service providers and vendors. The Company required service providers to submit in writing their expected and/or achieved Year 2000 date of compliance. Team2000 identified and tracked more than 200 individual service providers and vendors in the assessment phase. Team2000 monitored the renovation and testing efforts of service providers. Additionally, Team2000 conducted testing of vendors and vendor provided products. Team2000 has made decisions on a case-by-case basis to determine whether to continue the current relationship with each vendor or to replace the product or service. At September 30, 1999 all service providers and vendors being tracked were either compliant, upgraded or retired.

         In addition, Team2000 is responsible for evaluating the level of Year 2000 compliance of material customers including, funds users, funds providers and capital market/asset management counterparties. Customers representing material Year 2000 related risk were identified and contacted. The Company continues to monitor these customers' level of preparedness as related to the Year 2000 issues. Management has developed appropriate controls to manage and mitigate any risk identified. In addition, Team2000 has appointed an Awareness Subcommittee that is responsible for increasing customer awareness of the Bank's Year 2000 efforts throughout the 1999 year. In September 1999 the Company launched its "We're Ready" campaign.

         The Company believes it has addressed each issue related to the Year 2000 and taken the necessary steps to minimize the operational, regulatory and legal risks associated. However, like other banks, the Company may experience a decline in the Bank's deposit base if customers withdraw a significant amount of deposited funds prior to the year 2000. The Company has addressed the Bank's liquidity issues as related to the Year 2000. The Bank has worked with fund providers to ensure it has the ability to meet projected cash needs. Team2000 also addressed the issues related to loan payment performance by borrowers. It is possible that borrowers may encounter Year 2000 related issues that could affect their ability to repay loans according to the agreed upon terms. None of the Company's significant relationships have reported any expectation of material adverse impact as a result of Year2000, the Company will continue to monitor these relationships and assess the impact of Year 2000 on their operations.

         The Company has incurred approximately $750,000 in expenses related to the Year 2000 requirements. Cost associated with the redeployment of personnel to the Year 2000 project is not included above. The Company identified and developed plans for all mission critical applications; however, additional expenses may be incurred if problems are encountered which were not previously identified. At this time, management does not believe these expenses will have a material effect on the operations or financial performance of the Company. However, the above discussion includes a number of forward-looking statements. The statements are based upon the information currently available to the Company as related to Year 2000 compliance efforts and the impact on the Company's operations by Year 2000 issues. Various factors could influence actual results to differ materially from those expected through the Company's current assessment and estimates, including certain factors that are beyond the Company's control. The factors include, in part: (a) the Company's ability to successfully identify systems and programs that are not Year 2000 compliant, (b) the Company's ability to successfully identify the nature and estimate the cost associated with upgrading or replacing these systems and programs, (c) the ability of third party service providers, vendors and customers to successfully address and resolve their Year 2000 issues and (d) the Company's ability to successfully implement contingency plans if needed. For additional information regarding forward looking statements, see "A Warning About Forward-Looking Information" on page 16.

H.  Recent Accounting Pronouncements

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

I.  Guaranteed Preferred Beneficial Interests in Debentures

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

J.  Treasury Stock

         During the second quarter of fiscal 1999, the Company' Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of September 30, 1999, the Company has repurchased 252,750 shares with a cost of approximately $4,598,000.

K.  Real Estate Investment Trust

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

L.  A Warning About Forward-Looking Information

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)                                                                     % Change
                                                                      QUARTER ENDED                          Sept. 30, 1999 from
                                                     ----------------------------------------------        ------------------------
                                                      SEPT. 30,          June 30,        Sept. 30,         June 30,       Sept. 30,
For the quarter:                                        1999               1999             1998             1999           1998
                                                     ----------         ----------       ----------        --------       ---------
Net income                                           $    2,247         $    2,441       $    2,471         -7.95%         -9.07%
Per common share:
  Net income per common share - basic                      0.40               0.44             0.42         -9.09%         -4.76%
  Net income per common share - diluted                    0.40               0.43             0.41         -6.98%         -2.44%
  Dividends declared                                       0.16               0.16             0.16            --             --
  Book value per share                                    13.21              13.19            13.38          0.15%         -1.27%
  Average common shares outstanding - basic               5,560              5,571            5,788         -0.20%         -3.94%
  Average common shares outstanding - diluted             5,677              5,700            5,955         -0.40%         -4.67%

Profitability ratios: (%)
  Return on average assets                                 0.74%              0.80%            0.85%        -7.50%        -12.94%
  Return on average equity                                12.33%             13.26%           12.90%        -7.01%         -4.42%
  Efficiency ratio                                        75.66%             74.64%           70.05%         1.37%          8.01%
  Net interest margin - taxable equivalent                 3.10%              2.99%            3.02%         3.68%          2.65%
  Equity to assets                                         6.19%              6.04%            6.23%         2.48%         -0.64%
At quarter end:
  Loans held for sale                                $  148,819         $  196,590       $  368,318        -24.30%        -59.59%
  Loans receivable, net                                 665,772            645,147          521,271          3.20%         27.72%
  Reserve for loan losses                                 7,125              7,251            7,184         -1.74%         -0.82%
  Assets                                              1,187,591          1,217,310        1,242,640         -2.44%         -4.43%
  Deposits                                              772,270            803,763          773,587         -3.92%         -0.17%
  FHLB advances and other borrowings                    298,947            277,723          308,400          7.64%         -3.07%
  Stockholders' equity                                   73,465             73,527           77,420         -0.08%         -5.11%



                                                             SIX MONTHS ENDED
                                                        ---------------------------
                                                        SEPT. 30,         Sept. 30,
For the six months:                                        1999              1998           % Change
                                                        ---------         ---------         --------
Net income                                              $   4,688         $   5,451         -14.00%
Per common share:
  Net income per common share - basic                        0.84              0.94         -10.64%
  Net income per common share - diluted                      0.83              0.91          -8.79%
  Dividends declared                                         0.32              0.32             --
  Average common shares outstanding - basic                 5,560             5,788          -3.94%
  Average common shares outstanding - diluted               5,680             5,971          -4.87%

Profitability ratios: (%)
  Return on average assets                                   0.77%             0.95%        -18.95%
  Return on average equity                                  12.79%            14.23%        -10.12%
  Efficiency ratio                                          75.11%            67.54%         11.21%
  Net interest margin - taxable equivalent                   3.04%             3.04%            --

Overview
         The Company's net income for the second quarter of fiscal 2000 decreased $224,000 or 9.07% to $2,247,000 or $0.40 per diluted share, compared to $2,471,000 or $0.41 per diluted share for the same quarter last year. Net income for the current six month period decreased $763,000 or 14.00% to $4,688,000 or $0.83 per diluted share, compared to $5,451,000 or $0.91 per diluted share for the same period last year. The decrease is primarily attributable to a decline in mortgage production fees.

         Of the total $2,247,000 in net income, the community banking operation accounted for $3,205,000; Eagle Real Estate Advisors, the real estate development and sales business, comprised $552,000; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $238,000; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $1,475,000. Other operations accounted for a loss of $273,000.

         For the quarter ended September 30, 1999, the Company's community banking activities resulted in income of $3,205,000, compared with $945,000 in the same period a year ago. The community banking efficiency ratio improved to 54.57% during the quarter ended September 30, 1999, compared to 79.60% for the same period a year ago. For the six months ended September 30 1999, the Company's community banking activities resulted in income of $5,233,000, compared with $2,821,000, in the same period a year ago. Return on segment assets for the six months ended September 30, 1999 was 0.89% compared to 0.48% for the same period last year. The efficiency ratio for the six months ended September 30, 1999 declined to 61.20% compared to 71.33% for the same period last year. The improvement over the prior year six-month period is primarily attributable to the increase in net interest income and improving asset quality. Net interest income increased 12.54% to $16,973,000 from $15,082,000 at the community bank with interest income remaining stable and interest expense declining. The spread improved 22 basis points over the prior year due to a decline in the cost of funds. In addition, total problem assets declined $2,832,000 from $15,373,000 to $12,541,000.

         In August 1999, management executed a strategy to improve the profitability of the Community Bank. Staffing levels were examined, and branches which were operating below their break-even level were sold or closed. The benefits of the expense reduction program should initially be realized in the Company's quarter ending December 31, 1999. On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County and closed its branch on Memorial Drive. The sale of the Towne Lake deposits and branch location generated a gain of $673,000.

         For the quarter ended September 30, 1999, the Company's mortgage banking activities resulted in losses of $1,475,000, compared with income of $1,475,000, in the same period a year ago. For the six months ended September 30 1999, the Company's mortgage banking activities resulted in losses of $2,194,000, compared with income of $1,652,000, in the same period a year ago. The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. The dollar amount of loans closed during the current six-month period was $513,452,000 compared to loan closings of $767,547,000 during the six-month period ended September 30, 1998. As a result, we have recently consolidated loan origination branches operating below break-even levels and closed retail mortgage banking offices in the Atlanta metropolitan area. Management has also analyzed the efficiencies of each mortgage loan function and intends to right size staffing levels to meet anticipated loan volume.

          For the quarter ended September 30, 1999, Eagle Real Estate Advisors generated income of $552,000, compared with $77,000 in the same period a year ago. Investments in real estate decreased 4.89% to $29,528,000 at September 30, 1999, from $31,045,000 at September 30, 1998. For the six months ended September 30 1999, Eagle Real Estate Advisors generated income of $1,700,000, compared with $586,000 in the same period a year ago. In the six months ended September 30, 1999 gains on the sale of investment in real estate were $3,253,000 versus $1,091,000 for the same period a year ago. In the quarter ended September 30, 1999 gains on the sale of real estate were $1,176,000 compared to $162,000 in the same period a year ago. This represented 73 lot sales during the current quarter, 39 lot sales during the first quarter of fiscal year 2000 and 27 lot sales during the same period last year. In the June 1999 quarter $1,268,000 is attributable to the sale of the Company's Barnes & Noble store.

         For the quarter ended September 30, 1999, Eagle Bancshares Capital Group generated income of $238,000 compared with $169,000 in the same period a year ago. Total mezzanine loans decreased $1,825,000 or 17.18% to $8,795,000 at September 30, 1999, from $10,620,000 at September 30, 1998. For the six months ended September 30 1999, Eagle Bancshares Capital Group generated income of $470,000 compared with $338,000 in the same period a year ago. Substantially all of those earnings were attributable to interest and fees on financing arrangements. The mezzanine financing group invested over $4,000,000 in the first six months of fiscal 2000 and helped originate over $12,000,000 of commercial loans for the Bank.

Earnings Highlights
(Six-month period September 30, 1999 compared to the six-month period ended September 30, 1998)

- Net interest income increased $21,000 or 0.05% to $42,765,000 compared to $42,744,000 for the same period one year ago.

- Non-interest income decreased $983,000 or 7.51% to $12,113,000 from $13,096,000 for the same period last year. Mortgage production fees is the main contributor to the decrease.

- Return on average shareholders' equity was 12.79%, compared to 14.23% for the same period one year ago.

- Return on average assets was 0.77% for the current period, compared to 0.95% for the six month period last year.

- Loan loss provisions decreased $854,000 or 68.10% to $400,000 from $1,254,000 for the same period one year ago.

- Non-interest expense increased $2,036,000 or 10.40% to $21,619,000 compared to $19,583,000 for the same period one year ago.

Net Interest Income

         Net interest income increased by $648,000 or 8.23% to $8,517,000 in the second quarter of fiscal 2000 from $7,869,000 for the same quarter last year. Quarterly net interest income increased as a result of an improvement in the net interest rate spread.

         Net interest income increased by $775,000 or 4.88% to $16,672,000 during the first half of fiscal 2000 from $15,897,000 for the same period last year. This increase is also the result of the improvement in the net interest rate spread.

Non-Interest Income

         Non-interest income decreased by $2,077,000 or 31.09% to $4,604,000 for the second quarter of fiscal 2000 from $6,681,000 for the same period last year. In addition, non-interest income decreased by $983,000 or 7.51% to $12,113,000 for the first half of fiscal 2000 from $13,096,000 for the same period last year. The decrease is primarily due to a decline in mortgage production fees.

Credit Quality

         Total problem assets were $12,541,000 at September 30, 1999, or 1.06% of total assets, compared to 1.24% on September 30, 1998. The reserve for loan losses totaled $7,125,000 at quarter end or 56.81% of problem assets, compared to $7,184,000 or 46.73% one year earlier. During the quarter, the provision for loan losses was $100,000 compared to $627,000 for same period last year. For the first half of fiscal 2000, the provision for loan losses was $400,000 compared to $1,254,000 for the same period one year ago. Net charge-offs equaled 0.14% of average loans receivable, net, outstanding for the second quarter of fiscal 2000 compared to 0.13% during the same period in fiscal 1999. Net charge-offs equaled 0.19% and 0.21% of average loans receivable, net, outstanding for the first six months of fiscal 2000 and fiscal 1999, respectively.

Capital Strength

         Total shareholders' equity was $73,465,000 on September 30, 1999 or 6.19% of period-end assets, compared to 6.23% on September 30, 1998. Book value per common share was $13.21 at the end of the quarter compared to $13.38 at September 30, 1998.

Income Tax Expense

         The Company's effective tax rate for the second quarter and first half of fiscal 2000 was 27.4% and 30.7%, respectively, compared to 33.8% and 33.2% in the same periods last year. In the second quarter of fiscal 2000, the Bank recorded an income tax benefit related to the anticipated state tax savings associated with the formation of the REIT.

EARNINGS ANALYSIS

Net Interest Income - Quarterly Analysis

         Net interest income increased by $648,000 or 8.23% to $8,517,000 in the second quarter of fiscal 2000 from $7,869,000 for the same quarter last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) increased 21 basis points to 2.87% from 2.66% in the same period last year. This increase resulted from the decline in the cost of the Company's interest bearing liabilities. The yield on interest-earning assets decreased 35 basis points to 7.72% from 8.07% while the cost of interest-bearing liabilities decreased 56 basis points to 4.85% from 5.41%. In the first six months of fiscal 1999, interest rates were declining. The yield on interest-earning assets declines more immediately while the reduction in the cost of the Company's interest-bearing liabilities is slower to take effect. As the Company anticipated, the spread shows an improvement in the first six months of fiscal 2000 as interest-bearing liabilities have repriced at a lower cost.

         Interest income received on loans decreased $1,337,000 or 7.31% to $16,948,000 for the second quarter of fiscal 2000 from $18,285,000 in fiscal 1999. The decrease in interest received on loans was primarily attributable to a decline in originations of conforming single family loans held for sale accompanied by a decline in the yield of both the Company's loans receivable and held for sale portfolios. The yield on loans declined 24 basis points to 8.03% for the quarter compared to 8.27% in the same quarter last year. Interest received on mortgage-backed securities increased $868,000 or 67.65% to $2,151,000 for the second quarter of fiscal 2000 from $1,283,000 in the second quarter of fiscal 1999. Interest received on securities increased $598,000 or 34.33% to $2,340,000 in fiscal 2000 from $1,742,000 in the prior period.

         Interest expense decreased $519,000 or 3.86% to $12,922,000 for the second quarter of fiscal 2000 from $13,441,000 in the second quarter of fiscal 1999. This is primarily the result of a decline in the cost of the Company's interest bearing liabilities. Interest expense on deposits decreased $1,430,000 or 13.91% to $8,851,000 from $10,281,000 in the same period in the prior year. The cost of deposits decreased 61 basis points to 4.71% during the quarter from 5.32% in the prior period. Interest expense on FHLB advances and other borrowings increased $722,000 or 26.49% to $3,448,000 for the second quarter of fiscal 2000 from $2,726,000 in the second quarter of fiscal 1999. The Bank's cost of FHLB advances and other borrowings decreased 58 basis points to 4.84% from 5.42% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities, issued during the second quarter of fiscal 1999, was $623,000 for the second quarter of fiscal 2000 compared to $434,000 for the same period last year.

Net Interest Income - Six Month Analysis

         Net interest income increased by $775,000 or 4.88% to $16,672,000 during the first half of fiscal 2000 from $15,897,000 for the same period last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) increased 22 basis points to 2.84% from 2.62% in the same period last year. This increase resulted from the decline in the cost of the Company's interest bearing liabilities. The yield on interest-earning assets decreased 35 basis points to 7.71% from 8.06% while the cost of interest-bearing liabilities decreased 57 basis points to 4.87% from 5.44%. In the first six months of fiscal 1999, interest rates were declining. The yield on interest-earning assets declines more immediately while the reduction in the cost of the Company's interest-bearing liabilities is slower to take effect. As the Company anticipated, the spread shows an improvement in the first six months of fiscal 2000 as interest-bearing liabilities have repriced at a lower cost.

         Interest income received on loans decreased $2,877,000 or 7.85% to $33,765,000 for the first half of fiscal 2000 from $36,642,000 for the same period last year. The decrease in interest received on loans was primarily attributable to a decline in originations of conforming single family loans held for sale accompanied by a decline in the yield of both the Company's loans receivable and held for sale portfolios. The yield on loans declined 21 basis points to 8.03% for the six months compared to 8.24% in the same period last year. Interest received on mortgage-backed securities increased $1,619,000 or 63.39% to $4,173,000 for the first six months of fiscal 2000 from $2,554,000 in the same period one year ago. Interest received on securities increased $1,279,000 or 36.05% to $4,827,000 in fiscal 2000 from $3,548,000 in the prior period.

         Interest expense decreased $754,000 or 2.81% to $26,093,000 for the first half of fiscal 2000 from $26,847,000 in the same period of fiscal 1999. This is primarily the result of a decline in the cost of the Company's interest bearing liabilities. Interest expense on deposits decreased $2,161,000 or 10.45% to $18,520,000 from $20,681,000 in the same period in the prior year. The cost of deposits decreased 65 basis points to 4.76% during the period from 5.41% in the prior period. Interest expense on FHLB advances and other borrowings increased $596,000 or 10.40% to $6,328,000 for the first half of fiscal 2000 from $5,732,000 in the same period last year. The Bank's cost of FHLB advances and other borrowings decreased 63 basis points to 4.79% from 5.42% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. Interest expense on trust preferred securities was $1,245,000 for the first half of fiscal 2000 compared to $434,000 in the same period last year.

Interest Rate and Market Risk

         The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. The Company's net interest income simulation includes all financial assets and liabilities.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of September 30, 1999, the expected rate simulation indicated an increase in annual net interest income of $444,000 or 1.20% relative to the unchanged rate simulation and a $3,482,000 or 3.64% increase in market value. This compares to March 31, 1999, which indicated an increase in annual net interest income of $367,000 or 0.94% relative to the unchanged rate simulation and a $36,000 or 0.04% decline in market value.

         As of September 30, 1999, management estimates the Company's annual net interest income would increase approximately $2,092,000 or 5.44%, and decrease approximately $3,214,000 or 8.37% should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. As of March 31, 1999, the simulation indicated an increase of approximately $2,405,000 or 6.16% and a decrease of approximately $3,541,000 or 9.06%.

         A fair value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over September 30, 1999, estimates a $15,264,000 or 16.02% decrease in market value. The Company estimates a like decrease in market rates would increase market value $405,000 or 0.42%. These changes in market value represent less than 5.0% of the total carrying value of total assets at September 30, 1999. Comparatively, at March 31, 1999, an instantaneous increase in market rates of 100 basis points would increase market value approximately $12,969,000 or 19.55%, while a like decrease in rates would decrease market value approximately $2,812,000 or 4.24%.

         These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin increased to 3.10% for the second quarter of fiscal 2000 from 3.02% for the same period last year. The net interest margin remained constant at 3.04% for the first half of fiscal 2000 and 1999. The average balance sheets on the next page present the individual components of net interest income and expense, net interest spread and net interest margin.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the second quarter and first six months ended September 30, 1999 and 1998:


AVERAGE BALANCE SHEET
Three months ended September 30,                                     1999                                     1998
                                                      -----------------------------------      -----------------------------------
                                                       AVERAGE                     YIELD/      Average                      Yield/
(dollars in thousands)                                 BALANCE        INTEREST      COST       Balance         Interest      Cost
                                                      ----------      --------     ------      ----------      --------     ------
Earning Assets
Loans receivable(1)                                   $  668,947      $ 14,188      8.48%      $  530,945      $ 12,255       9.23%
Loans held for sale                                      175,052         2,760      6.31%         353,723         6,030       6.82%
Mortgage-backed securities                               131,816         2,151      6.53%          74,299         1,283       6.91%
FHLB stock                                                11,109           210      7.56%           8,683           164       7.55%
Taxable investments(2)                                    68,595         1,097      6.40%          21,643           401       7.41%
Tax-exempt investment securities(2)                       63,208         1,183      7.49%          72,719         1,273       7.00%
Interest earning deposits and Federal funds                1,423            28      7.87%           2,733            69      10.10%
                                                      ----------      --------      ----       ----------      --------      -----
Total interest earning assets                          1,120,150        21,617      7.72%       1,064,745        21,475       8.07%
Non-interest earning assets                               98,175                                   94,722
                                                      ----------      --------      ----       ----------      --------      -----
Total assets                                          $1,218,325                               $1,159,467
                                                      ----------      --------      ----       ----------      --------      -----
Interest-bearing liabilities
                                                      ----------      --------      ----       ----------      --------      -----
Savings accounts                                      $   35,657      $    162      1.82%      $   38,203      $    201       2.10%
Checking                                                 108,854           883      3.24%          99,340           914       3.68%
Money market                                              88,590           856      3.86%          70,453           795       4.51%
Certificates of deposit                                  517,981         6,950      5.37%         565,327         8,371       5.92%
                                                      ----------      --------      ----       ----------      --------      -----
Total deposits                                           751,082         8,851      4.71%         773,323        10,281       5.32%
FHLB advances and other borrowings                       285,062         3,448      4.84%         201,250         2,726       5.42%
Trust preferred securities                                28,750           623      8.67%          19,245           434       9.02%
                                                      ----------      --------      ----       ----------      --------      -----
Total interest bearing liabilities                     1,064,894        12,922      4.85%         993,818        13,441       5.41%
Non-interest bearing deposits                             54,146                                   37,937
Non-interest bearing liabilities                          26,410                                   51,110
Stockholders' equity                                      72,875                                   76,602
                                                      ----------      --------      ----       ----------      --------      -----
Total liabilities and equity                          $1,218,325                               $1,159,467
                                                      ----------      --------      ----       ----------      --------      -----
Net interest rate spread                                              $  8,695      2.87%                      $  8,034       2.66%
Taxable-equivalent adjustment                                             (178)                                    (165)
                                                      ----------      --------      ----       ----------      --------      -----
Net interest income, actual                                           $  8,517                                 $  7,869
Net interest earning assets/net interest margin       $   55,256                    3.10%      $   70,927                     3.02%
Interest earning assets as a percentage of
  interest bearing liabilities                            105.19%                                  107.14%
                                                      ----------      --------      ----       ----------      --------      -----

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.


AVERAGE BALANCE SHEET
Six months ended September 30,                                        1999                                    1998
                                                      -----------------------------------      -----------------------------------
                                                       AVERAGE                     YIELD/      Average                      Yield/
(dollars in thousands)                                 BALANCE        INTEREST      COST       Balance         Interest      Cost
                                                      ----------      --------     ------      ----------      --------     ------
Earning Assets
Loans receivable(1)                                   $  652,507      $ 27,782      8.52%      $  535,084      $ 24,937      9.32%
Loans held for sale                                      188,335         5,983      6.35%         354,294        11,705      6.61%
Mortgage-backed securities                               129,491         4,173      6.45%          73,030         2,554      6.99%
FHLB stock                                                10,120           381      7.53%           9,413           356      7.56%
Taxable investments(2)                                    71,805         2,334      6.50%          21,189           791      7.47%
Tax-exempt investment securities(2)                       65,322         2,428      7.43%          73,623         2,631      7.15%
Interest earning deposits and Federal funds                1,553            46      5.92%           1,936            99     10.23%
                                                      ----------      --------      ----       ----------      --------     -----
Total interest earning assets                          1,119,133        43,127      7.71%       1,068,569        43,073      8.06%
Non-interest earning assets                              103,691                                   81,158
                                                      ----------      --------      ----       ----------      --------     -----
Total assets                                          $1,222,824                               $1,149,727
                                                      ----------      --------      ----       ----------      --------     -----
Interest-bearing liabilities
                                                      ----------      --------      ----       ----------      --------     -----
Savings accounts                                          36,541           351      1.92%      $   38,572      $    447      2.32%
Checking                                                 117,917         1,918      3.25%          98,599         1,881      3.82%
Money market                                              89,265         1,763      3.95%          56,431         1,250      4.43%
Certificates of deposit                                  534,946        14,488      5.42%         571,404        17,103      5.99%
                                                      ----------      --------      ----       ----------      --------     -----
Total deposits                                           778,669        18,520      4.76%         765,006        20,681      5.41%
FHLB advances and other borrowings                       264,034         6,328      4.79%         211,576         5,732      5.42%
Trust preferred securities                                28,750         1,245      8.66%           9,623           434      9.02%
                                                      ----------      --------      ----       ----------      --------     -----
Total interest bearing liabilities                     1,071,453        26,093      4.87%         986,205        26,847      5.44%
Non-interest bearing deposits                             53,617                                   42,758
Non-interest bearing liabilities                          24,423                                   44,165
Stockholders' equity                                      73,331                                   76,599
                                                      ----------      --------      ----       ----------      --------     -----
Total liabilities and equity                          $1,222,824                               $1,149,727
                                                      ----------      --------      ----       ----------      --------     -----
Net interest rate spread                                              $ 17,034      2.84%                      $ 16,226      2.62%
Taxable-equivalent adjustment                                             (362)                                    (329)
                                                      ----------      --------      ----       ----------      --------     -----
Net interest income, actual                                           $ 16,672                                 $ 15,897
Net interest earning assets/net interest margin       $   47,680                    3.04%      $   82,364                    3.04%
Interest earning assets as a percentage of
  Interest bearing liabilities                            104.45%                                  108.35%
                                                      ----------      --------      ----       ----------      --------     -----

(1 )Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.


Non-Interest Income

         Non-interest income decreased by $2,077,000 or 31.09% to $4,604,000 for the second quarter of fiscal 2000 from $6,681,000 for the same period last year. In addition, non-interest income decreased by $983,000 or 7.51% to $12,113,000 for the first half of fiscal 2000 from $13,096,000 for the same period last year. The decrease is primarily due to the decrease in mortgage production fees caused by a lower volume of mortgage loans originated and a decline on the margin on the loans closed. Originations of loans held for sale declined during the first half of fiscal 2000 due to an increase in interest rates.

         Mortgage production fees are the largest component of non-interest income and such fees for the second quarter of fiscal 2000 decreased $3,230,000 or 68.87% to $1,460,000 compared to $4,690,000 in the same period last year. For the first half of fiscal 2000, mortgage production fees decreased $3,667,000 or 46.36% to $4,242,000 compared to $7,909,000 for the same period last year. The dollar amount of loans originated and sold fluctuates based on the demand for mortgages in the

Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment.

         The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   SEPT.30,                        SEPT.30,
                                          -------------------------        ------------------------
(dollars in thousands)                      1999             1998            1999            1998
                                          ---------        --------        --------        --------
Mortgage production fees                  $  1,460         $  4,690        $  4,242        $  7,909
Dollar volume sold                        $261,263         $359,162        $586,003        $731,821
Margin earned                                 0.56%            1.31%           0.72%           1.08%

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. These sources of revenue increased by $976,000 or 242.18% to $1,379,000 for the second quarter of fiscal 2000 compared to $403,000 for the same period last year. Gains on the sales of real estate and real estate commissions increased $2,294,000 or 152.43% to $3,799,000 for the first six months of fiscal 2000 compared to $1,505,000 for the same period last year. In the first quarter of fiscal 2000, $1,268,000 is attributable to the sale of the Company's Barnes and Noble Store. In the second quarter of fiscal 2000, $495,000 is attributable to the sale of 50.103 acres purchased and resold in August 1999. In addition, during the current quarter, 73 lots were sold compared to 27 lots in the second quarter last year. For the first six months of fiscal 2000, 112 lots were sold compared to 94 lots for the same period last year. The Bank provides construction loan financing to approved builders for lot sales in some of the Company's development projects. Gains on sales of lots are deferred until these loans are repaid, creating timing differences in the recognition of income. In addition to an increase in the number of lot sales, the number of loans financed by the Bank during the first six months of fiscal 2000 decreased as compared to the same period last year causing an increase in gains recognized.

         On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County. The sale of the Towne Lake deposits of $12,664,000 and branch location generated a gain of $673,000.

         Service charges increased $70,000 or 14.55% to $551,000 in the second quarter of fiscal 2000 compared to $481,000 in the same period one year ago. In addition, for the first half of fiscal 2000 service charges decreased $41,000 or 3.90% to $1,010,000 compared to $1,051,000 for the same period last year. During the second quarter of fiscal 2000, the Bank introduced a new deposit product line designed to increase income received from service charges. In addition, the Bank created an improved method to manage collection efforts of service charges related to overdrafts.

Non-Interest Expense

         Non-interest expense decreased by $264,000 or 2.59% to $9,928,000 for the second quarter of fiscal 2000 from $10,192,000 for the same period last year. In addition, for the first half of fiscal 2000 non-interest expense increased $2,036,000 or 10.40% to $21,619,000 from $19,583,000 for the same period last year. In general the increase was caused by expansion in the Company's mortgage banking business.

         Salaries and employee benefits decreased $89,000 or 1.72% to $5,100,000 for the second quarter of fiscal 2000 from $5,189,000 for the same period last year. For the first half of fiscal 2000, salaries and employee benefits increased $1,158,000 or 11.09% to $11,603,000 from $10,445,000 for the same period one year ago. During the second quarter of fiscal 2000, the Company recaptured certain incentive accruals in the amount of $431,000, as the Company did not meet performance level targets. Occupancy expense increased $149,000 or 11.00% to $1,504,000 in the second quarter of fiscal 2000 from $1,355,000 for the same period last year. Occupancy expense increased $509,000 or 20.22% to $3,026,000 in the first half of fiscal 2000 from $2,517,000 for the same period last year. Federal insurance premiums decreased $55,000 or 34.16% to $106,000 for the second quarter of fiscal 2000 from $161,000 for the same period last year. Federal insurance premiums increased $30,000 or 11.67% to $287,000 for the first half of fiscal 2000 from $257,000 for the same period last year. Marketing expense decreased $65,000 or 13.13% to $430,000 for the second quarter from $495,000 for the same period last year. Marketing expense increased $108,000 or 10.90% to $1,099,000 for the second quarter of fiscal 2000 from $991,000 for the same period one year ago.

         Miscellaneous expenses decreased $351,000 or 14.68% to $2,040,000 for the second quarter of fiscal 2000 from $2,391,000 for the same period last year. For the first six months of fiscal 2000, miscellaneous expensed decreased $19,000 or 0.45% to $4,189,000 from $4,208,000 for the same period last year.

         The losses associated with mortgage banking activities were principally attributable to a lower volume of mortgage loans originated, lower margin earned on loans closed and to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. As a result, management has recently consolidated loan origination branches operating below break-even levels and closed retail mortgage banking offices in the Atlanta metropolitan area. Management has also analyzed the efficiencies of each mortgage loan function and intends to right size staffing levels to meet anticipated loan volume.

         In August 1999, management executed a strategy to improve the profitability of the Community Bank. Staffing levels were examined and branches which were operating below the break-even level were sold or closed. The benefits of the expense reduction program should initially be realized in the Company' quarter ending December 31, 1999. On June 30, 1999, the Company sold its Towne Lake branch and deposits in Cherokee County and closed its branch on Memorial Drive. The deposits associated with the Memorial Drive location are currently being serviced by both the Wesley Chapel and new Target in-store locations.


BALANCE SHEET ANALYSIS

Investment Securities

         During the first half of fiscal 2000, investment securities decreased to $266,380,000 from $272,916,000 at March 31, 1999 and increased from
$242,153,000 at September 30, 1998, respectively. The Company classifies its securities in one of three categories in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities": trading, available for sale, or held to maturity. With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investments in debt securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at September 30, 1999, was comprised of $64,522,000 of investment securities held to maturity at amortized cost compared to $68,298,000 and $48,804,000 at

March 31, 1999 and September 30, 1998, respectively. The Company has the ability and it is the management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $201,858,000 at September 30,1999 compared to $204,618,000 and $193,349,000 at March 31, 1999 and September 30, 1998,
respectively. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $4,623,000 at September 30, 1999 versus a net unrealized gain of $283,000 at March 31, 1999 and $1,241,000 at September 30, 1998.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at September 30, 1999, March 31, 1999 or September 30, 1998.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:


INVESTMENT SECURITIES

                                                SEPTEMBER 30,       March 31,       September 30,
(dollars in thousands)                              1999              1999              1998
                                                -------------       ---------       -------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies          $ 12,462          $ 18,539          $ 28,189
  Mortgage-backed securities                        40,606            32,866             3,663
  Corporate bonds                                    4,941             7,433             7,432
  Other debt securities                              6,513             9,460             9,520
                                                  --------          --------          --------
        Total                                     $ 64,522          $ 68,298          $ 48,804
                                                  --------          --------          --------
Securities Available for Sale:
  US Treasury and US Government Agencies            34,369          $ 35,308          $ 26,581
  Mortgage-backed securities                       104,347            95,539            89,399
  Corporate bonds                                    2,012             2,027             2,044
  Other debt securities                             49,512            59,465            63,126
  Equity securities - preferred stock               11,618            12,279            12,199
                                                  --------          --------          --------
         Total                                    $201,858          $204,618          $193,349
                                                  --------          --------          --------
Total Investment Securities:
  US Treasury and US Government Agencies          $ 46,831          $ 53,847          $ 54,770
  Mortgage-backed securities                       144,953           128,405            93,062
  Corporate bonds                                    6,953             9,460             9,476
  Other debt securities                             56,025            68,925            72,646
  Equity securities - preferred stock               11,618            12,279            12,199
                                                  --------          --------          --------
          Total                                   $266,380          $272,916          $242,153
                                                  --------          --------          --------

Loan Portfolio and Concentration


LOAN PORTFOLIO MIX
                                                SEPT. 30,     % OF GROSS    March 31,     % of Gross   Sept. 30,    % of Gross
(dollars in thousands)                            1999        LOANS RECV      1999        Loans Recv     1998       Loans Recv
                                                ---------     ----------    ---------     ----------   ---------    ----------

Real Estate - construction loans
    Construction                                $ 215,949        27.31%     $ 210,877       28.60%     $ 200,590       32.25%
    Acquisition & Development                      96,194        12.17%        71,995        9.76%        40,671        6.54%
Real Estate - mortgage loans
    Non-Residential                                74,336         9.40%        58,562        7.94%        61,055        9.82%
    Residential                                   268,501        33.95%       272,553       36.97%       191,489       30.79%
    Home equity and second mortgages               70,534         8.92%        61,699        8.37%        55,786        8.97%
                                                ---------       ------      ---------      ------      ---------      ------
Total real estate loans                           725,514        91.75%     $ 675,686       91.64%       549,591       88.37%
Commercial and consumer loans:
    Commercial                                     25,519         3.23%        22,896        3.11%        16,723        2.69%
    Mezzanine                                       8,795         1.11%         4,138        0.56%        10,620        1.71%
    Leases                                          1,788         0.22%         3,354        0.45%         7,022        1.13%
    Consumer and other                             29,154         3.69%        31,263        4.24%        37,972        6.10%
                                                ---------       ------      ---------      ------      ---------      ------
Total commercial and consumer loans                65,256         8.25%        61,651        8.36%        72,337       11.63%
                                                ---------       ------      ---------      ------      ---------      ------
Total gross loans receivable                    $ 790,770       100.00%     $ 737,337      100.00%     $ 621,928      100.00%
                                                ---------       ------      ---------      ------      ---------      ------
Less:
    Undisbursed portion of loans in process      (118,155)                   (106,704)                   (93,139)
    Deferred fees and other unearned income           282                         (18)                      (334)
    Reserves for loan losses                       (7,125)                     (7,345)                    (7,184)
                                                =========       ======      =========      ======      =========      ======
Loans receivable, net                             665,772                   $ 623,270                  $ 521,271
                                                =========       ======      =========      ======      =========      ======


         The loan portfolio has increased $42,502,000 or 6.82% to $665,772,000 at September 30, 1999, compared to $623,270,000 at March 31, 1999 and $144,501,000 or 27.72% compared to $521,271,000 at September 30, 1998.

         The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $8,795,000 as of September 30, 1999, in mezzanine financing loans. These loan categories increased $54,394,000 or 11.89% to $511,686,000 at September 30, 1999 from $457,292,000 at March 31,
1999, and $98,889,000 or 23.96% from $412,797,000 at September 30, 1998. These loans represent 64.72% of gross loans receivable at September 30, 1999, compared to 62.02% and 66.37% March 31, 1999 and September 30, 1998, respectively. The mortgage-banking group originates primarily loans held for sale. Loans held for sale decreased $72,551,000 or 32.77% to $148,819,000 at September 30, 1999 from
$221,370,000 at March 31, 1999 and $219,499,000 or 59.59% from $368,318,000 at
September 30, 1998. Both groups contribute to the Company's portfolio of residential mortgage loans. Residential mortgage loans decreased $4,052,000 or 1.49% to $268,501,000 at September 30, 1999 from $272,553,000 at March 31, 1999 and increased $77,012,000 or 40.22% from $191,489,000 at September 30, 1998.
During fiscal 1999, the Company grew the portfolio of residential mortgage loans through originations of single-family mortgage loans. Residential first mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

Non-Performing Assets

         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $1,203,000 or 10.61% to $12,541,000 at September 30, 1999 from $11,338,000 at March 31, 1999.
Additionally, total problem assets decreased $2,832,000 or 18.42% since the September 30, 1998, level of $15,373,000. Total problem assets as a percent of total assets increased to 1.06% at September 30, 1999 from 0.92% at March 31, 1999 and decreased from 1.24% September 30, 1998, respectively. At September 30, 1999, non-accrual loans increased $1,195,000 or 17.86% to $7,887,000 compared to $6,692,000 at March 31, 1999 and decreased $2,874,000 or 26.71% from $10,761,000 at September 30, 1998. Interest income not recognized on these loans amounted to $349,000 for the first half of fiscal 2000 and $390,000 for the same period last year. At September 30, 1999, the ACC identified $2,980,000 of potential problem loans, an increase of $430,000 or 16.86% compared to $2,550,000 at March 31, 1999. In addition, potential problem loans increased by $830,000 or 38.60% from $2,150,000 at September 30, 1998. Real estate owned decreased by $422,000 or 20.13% and $788,000 or 32.01% to $1,674,000 at September 30, 1999 from
$2,096,000 and $2,462,000 at March 31, 1999 and September 30, 1998,
respectively.

         The following table reflects non-accrual loans, potential problem loans, restructured loans and real estate owned as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC regardless of payment status.

NON-PERFORMING ASSETS, POTENTIAL PROBLEM LOANS and RESTRUCTURED LOANS


                                                SEPT. 30,    June 30,     March 31,    Sept. 30,
(dollars in thousands)                              1999       1999         1999         1998
                                                ---------    --------     ---------    ---------
Non-accrual loans:
Residential real estate-construction             $   383      $   273      $   497      $ 2,137
Residential real estate-mortgage                   6,713        7,657        5,094        6,192
Commercial real estate                                38           37          282           --
Commercial                                            95           54           37           28
Commercial leases                                    120          311          311        2,084
Installment                                          538          494          471          320
                                                 -------      -------      -------      -------
Total non-accrual                                  7,887        8,826        6,692       10,761
                                                 -------      -------      -------      -------
Potential problem loans                            2,980        2,902        2,550        2,150
                                                 -------      -------      -------      -------
  Total non-accrual and problem loans             10,867       11,728        9,242      $12,911
                                                 -------      -------      -------      -------
Real estate owned, net                             1,674        1,833        2,096        2,462
                                                 -------      -------      -------      -------
Total problem assets                             $12,541      $13,561      $11,338      $15,373
                                                 -------      -------      -------      -------
Total problem assets/Total assets                   1.06%        1.11%        0.92%        1.24%
                                                 -------      -------      -------      -------
Total problem assets/Net loans plus
   Reserves                                         1.86%        2.08%        1.80%        2.91%
                                                 -------      -------      -------      -------
Reserve for loan losses/Total Problem assets       56.81%       53.47%       64.78%       46.73%
                                                 -------      -------      -------      -------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.


NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE


At September 30, 1999                      Residential
                                       -----------------       Comm'l                                               % of Total
(dollars in thousands)                 Const        Mtgs      R-Estate    Comm'l   Leases   Installment    Total      Location
                                       -----       -----      --------    ------   ------   -----------    -----    -----------
Non-accrual:
Atlanta                                  181       6,662          38        95       120       538         7,634       60.10%
Charlotte                                202          --          --        --        --        --           202        1.59%
All other locations                       --          51          --        --        --        --            51        0.40%
                                       -----       -----       -----      ----      ----      ----        ------      ------
   Total non-accrual                     383       6,713          38        95       120       538         7,887       62.09%
                                       -----       -----       -----      ----      ----      ----        ------      ------
Potential problem loans:
Atlanta                                  951          74       1,621       324        10        --         2,980       23.46%
                                       -----       -----       -----      ----      ----      ----        ------      ------
   Total potential problem loans         951          74       1,621       324        10        --         2,980       23.46%
                                       -----       -----       -----      ----      ----      ----        ------      ------
Real estate owned:
Atlanta                                   14         193         269        --        --        --           476        3.75%
Augusta                                   --         244          --        --        --        --           244        1.92%
Hinesville                               230          --          --        --        --        --           230        1.81%
Aiken                                     72          --          --        --        --        --            72        0.57%
All other locations                      110         703          --        --        --        --           813        6.40%
                                       -----       -----       -----      ----      ----      ----        ------      ------
   Total real estate owned(1)            426       1,140         269        --        --        --         1,835       14.45%
                                       -----       -----       -----      ----      ----      ----        ------      ------
Total problem assets by type           1,760       7,927       1,928       419       130       538        12,702      100.00%
                                       -----       -----       -----      ----      ----      ----        ------      ------
% of total problem assets by type      13.86%      62.41%      15.18%     3.30%     1.02%     4.23%       100.00%
                                       -----       -----       -----      ----      ----      ----        ------


(1) Does not include reserves of $161,124; real estate owned, net equals $1,674,211.

Concentrations to Single Borrowers

         At September 30, 1999, the Bank has one borrower located in the metro Atlanta area with a potential problem loan in the amount of $798,000. This borrower has a non-residential mortgage loan, which is paid current. The Bank is monitoring the borrowers' financial results and cashflow.

Loan Impairment

         Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans and amounted to $192,000 at September 30, 1999, a decrease of $389,000 or 66.95% from $581,000 at March 31, 1998 and $1,892,000 or 90.79% from $2,084,000 at
September 30, 1998. A loan is considered impaired when a loan is classified as non-accrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. At September 30, 1999, March 31, 1999 and September 30, 1998, the valuation allowance related to these impaired loans was $251,000, $214,000 and $690,000, respectively, which is included in the reserve for loan losses as presented in the table on the following page. At September 30, 1999, March 31, 1999 and September 30, 1998, all impaired loans had a related loan loss reserve. During the first six months of fiscal 2000, the Company charged-off $251,000 against loan loss reserves related to impaired loans. During the first six months of fiscal 1999, the Company had no charge-offs related to impaired loans. For the second quarter and first half of fiscal 2000, the average recorded investment in impaired loans was $258,000 and $372,000 compared to $2,059,000 and $1,965,000 for the same periods a year ago.

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

Reserve for Loan Losses

         The Company set aside $100,000 and $627,000, respectively, of additional reserves for possible loan losses during the second quarters of fiscal 2000 and fiscal 1999. During the first half of fiscal 2000, the Company set aside $400,000 compared to $1,254,000 for the same period last year. At September 30, 1999, reserves represented 1.06% and 1.09% of average loans outstanding for the second quarter and first half of fiscal 2000, compared to 1.35% and 1.34% for the same periods last year. During the second quarter and first half of fiscal 2000, the Company charged-off $352,000 and $878,000, respectively, compared to $262,000 and $738,000 for the same periods one year ago. In the second quarter and first half of fiscal 2000, net charge-offs represented 0.14% and 0.19% of average loans outstanding, compared to 0.13% and 0.21% for the second quarter and first half of fiscal 1999. Loan loss reserves totaled $7,125,000 at September 30, 1999 compared to $7,345,000 and $7,184,000 at March 31, 1999 and September 30, 1998, respectively. Loan loss reserves to total problem assets decreased to 56.81% at September 30, 1999 from 64.78% at March 31, 1999 and increased from 46.73% at September 30, 1998. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES


                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -----------------------       -----------------------
(dollars in thousands)                                                 1999           1998           1999           1998
                                                                     --------       --------       --------       --------
Reserve for loan losses, beginning of quarter                        $  7,251       $  6,732       $  7,345       $  6,505
  Charge-offs:
    Real estate - construction                                             10             --             10             --
    Real estate - mortgage                                                 54             85            117            266
    Consumer and other                                                    258            171            470            437
    Commercial                                                              5              6            252             19
    Commercial leases                                                      25             --             29             16
---------------------------------------------------------------      --------       --------       --------       --------
        Total charge-offs                                                 352            262            878            738
  Recoveries                                                              126             87            258            163
---------------------------------------------------------------      --------       --------       --------       --------
  Net charge-offs                                                         226            175            620            575
  Provision for loan losses                                               100            627            400          1,254
---------------------------------------------------------------      --------       --------       --------       --------
  Reserve for loan losses, end of quarter                               7,125       $  7,184       $  7,125       $  7,184
---------------------------------------------------------------      --------       --------       --------       --------
  Average loans receivable, net, outstanding for the period          $668,947       $530,945       $652,507       $535,084
---------------------------------------------------------------      --------       --------       --------       --------
  Ratio of net charge-offs to average loans receivable, net              0.14%          0.13%          0.19%          0.21%
---------------------------------------------------------------      --------       --------       --------       --------
  Reserves to average loans receivable, net                              1.06%          1.35%          1.09%          1.34%
---------------------------------------------------------------      --------       --------       --------       --------

Investment in Real Estate

         The Company's investment in real estate decreased $746,000 or 2.46% to $29,528,000 from $30,274,000 at March 31, 1999 and $1,517,000 or 4.89% from
$31,045,000 at September 30, 1998. On April 27, 1999, Eagle Roswell Road Development, LLC ("Eagle Roswell Road") was formed to purchase 6.8 acres of land in Fulton County, Georgia, for the purpose of developing a 56-townhome residential community. The Company has a 100% ownership interest in Eagle Roswell Road. In addition, on June 9, 1999, Eagle Hicks Lower Roswell Development, LLC ("Eagle Hicks Lower Roswell") was formed to purchase 15.9 acres of land in Cobb County, Georgia, for the purpose of developing a 29-lot residential community. The Company has an 80% ownership interest in Eagle Hicks Lower Roswell. On August 6, 1999, Eagle Crestview Development, LLC ("Eagle Crestview") was formed to purchase and resell 50.103 acres of land in Gwinnett County, Georgia. The Company has a 100% ownership interest in Eagle Crestview. The Company currently has eight residential real estate projects in the Atlanta market.

Deposits

         Deposits are the Company's primary funding source. Total deposits decreased by $107,395,000 or 12.21% to $772,270,000 from $879,665,000 at March
31, 1999 and $1,317,000 or 0.17% from $773,587,000 at September 30, 1998. The
Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its branches located in metro Atlanta. The decline in deposits was primarily in certificates of deposits which decreased $83,221,000 or 14.12% to $506,086,000 at September 30, 1999 from $589,307,000 at March 31,
1999 and $33,034,000 or 6.13% from $539,120,000 at September 30, 1998. Demand deposits including noninterest-bearing, interest-bearing, savings and money market accounts decreased $24,174,000 or 8.33% to $266,184,000 at September 30, 1999, compared to $290,358,000 at March 31, 1999 and increased $31,717,000 or
13.53% from $234,467,000 at September 30, 1998.

         For the periods indicated, deposits are summarized by type and remaining term as follows:


DEPOSIT MIX
                                                   SEPT. 30,        March 31,         Sept. 30,
(dollars in thousands)                               1999              1999              1998
                                                   ---------        ---------         ---------

Demand deposits:
  Noninterest-bearing deposits                     $ 57,020          $ 45,737          $ 39,169
  Interest-bearing deposits                          90,002           122,183            97,586
  Money market accounts                              84,703            85,516            61,505
  Savings accounts                                   34,459            36,922            36,207
                                                   --------          --------          --------
      Total demand deposits                         266,184           290,358           234,467
                                                   --------          --------          --------

Time deposits:
  Maturity one year or less                         367,288           427,203           378,848
  Maturity greater than one year through
    Two years                                        55,707            71,337            70,395
  Maturity greater than two years through
    Three years                                      32,472            25,568            28,395
  Maturity greater than three years                  50,619            65,199            61,482
                                                   --------          --------          --------
      Total time deposits                           506,086           589,307           539,120
                                                   --------          --------          --------
               Total deposits                      $772,270          $879,665          $773,587
                                                   --------          --------          --------

         The weighted average interest rate on time deposits for the periods ended September 30, 1999, March 31, 1999 and September 30, 1998 was 5.39%, 5.6% and 5.85%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:


                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                   -----------------------          ------------------------
(dollars in thousands)              1999             1998             1999             1998
                                   ------          -------          -------          -------

Interest-bearing deposits          $  677          $   905          $ 1,700          $ 1,865
Money market accounts                 922              625            1,705            1,060
Savings accounts                      155              234              344              471
Time deposits                       7,097            8,517           14,771           17,285
                                   ------          -------          -------          -------
Total                              $8,851          $10,281          $18,520          $20,681
                                   ------          -------          -------          -------

Borrowings

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At September 30, 1999, advances were $235,550,000 compared to $157,500,000 at March 31, 1999. At September 30,
1999, the weighted average interest rate on these borrowings increased to 5.45% compared to 5.38% at March 31, 1999.

Guaranteed Preferred Beneficial Interests in Debentures

         On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities) offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Subordinated 8.50% Debentures (the "Debentures") of the Company. The sole asset of the Trust is the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. At September 30, 1999, guaranteed preferred beneficial interests in debentures was $28,750,000. The weighted average interest rate at September 30, 1999 was 8.65%.

Liquidity and Capital Resources

Liquidity Management

         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continues to provide a relatively stable, low cost source of funds. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. At September 30, 1999, advances stood at $235,550,000. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At September 30, 1999, the Company's liquidity ratio was 6.64%. At September 30, 1999, the Company had commitments to originate loans of approximately $44,442,000. The Company had commitments to sell mortgage loans of approximately $70,750,000 at September 30, 1999.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased 33.10% to $513,452,000 for the first six months of fiscal 2000 compared to $767,547,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB.

Cash Flows from Operating Activities

         For the first six months of fiscal 2000, cash provided from operating activities was $66,086,000 as compared to a use of $31,857,000 for same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the first six months of fiscal 2000, the Company originated $513,452,000 of loans held for sale and sold $586,003,000 of loans held for sale. This resulted in a $72,551,000 source of cash. This compares to the same period last year, when the Company originated $767,547,000 of loans held for sale and sold $731,821,000 of loans held for sale, resulting in a $35,726,000 use of cash.

Cash Flows from Investing Activities

         During the first half of fiscal 2000, the Company used cash of $43,624,000 for investing activities compared to $67,423,000 for the same period last year. In the first six months of fiscal 2000, the primary use of cash was for loan originations, net of repayments of $42,742,000 compared to a source of cash of $15,695,000 in the same period last year. For the first six months of fiscal 2000, purchases and repayments of securities available for sale and investment securities held to maturity resulted in a net use of cash in the amount of $382,000. Comparatively, for the first six months of fiscal 1999, purchases and repayments of securities available for sale and investment securities held to maturity resulted in a net use of cash of $78,229,000. During the first half of the current year, the Company invested an additional $11,384,000 into real estate projects and received proceeds of $15,014,000. During the first half of the prior year, the Company invested $7,802,000 and received proceeds of $2,681,000.

Cash Flows from Financing Activities

         Cash used in financing activities during the first six months of fiscal 2000, was $32,124,000 compared to cash provided of $85,489,000 during the same period one year ago. The decline in the Company's deposits is the most significant factor. Deposits declined by $107,395,000 during the first six months of fiscal 2000 as compared to a decline of $5,388,000 during the same period last year. The Company borrowed $385,750,000 from the FHLB and repaid $308,355,000 during the six months. This compares to borrowings of $535,525,000 and repayments of $467,980,000 during the same period last year. In the second quarter of fiscal 1999, the Company raised $28,750,000 in additional capital through a new issue of trust preferred securities. The Company paid cash dividends to its shareholders of $1,783,000 and $1,791,000 for the first six months of fiscal 2000 and fiscal 1999, respectively.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At September 30, 1999, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. On July 29, 1998, the Company closed a public offering of trust preferred securities raising $28,750,000 of capital. The Company contributed $11,000,000 of the proceeds to the Bank.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 1999, the Bank paid no dividends to the Company. The Company contributed capital of $12,000,000 to the Bank during fiscal 1999.


REGULATORY CAPITAL

                                        Regulatory                 Required                   Excess
(dollars in thousands)                   Capital          %         Capital          %        Capital          %
                                        ----------      -----      --------        -----      --------        ----
SEPTEMBER 30, 1999
RISK-BASED RATIOS:
  TIER 1 CAPITAL                         $72,930        10.17       $28,698         4.00       $44,232        6.17
  TOTAL CAPITAL                           79,766        11.12        57,396         8.00        22,370        3.12
TIER 1 LEVERAGE                           72,930         6.21        46,950         4.00        25,980        2.21
TANGIBLE EQUITY                           72,930         6.37        17,183         1.50        55,747        4.87
                                         -------        -----       -------         ----       -------        ----
March 31, 1999
  Tier 1 capital                         $69,810         9.97       $28,012         4.00       $41,798        5.97
  Total capital                           76,996        10.99        56,024         8.00        20,972        2.99
Tier 1 leverage                           69,810         5.77        48,421         4.00        21,389        1.77
Tangible equity                           69,810         5.25        19,951         1.50        49,859        3.75
                                         -------        -----       -------         ----       -------        ----
September 30, 1998
Tier 1 capital                           $67,383         9.59       $28,093         4.00       $39,290        5.59
  Total capital                           73,839        10.51        56,187         8.00        17,652        2.51
Tier 1 leverage                           67,383         5.62        47,939         4.00        19,444        1.62
Tangible equity                           67,383         5.81        17,392         1.50        49,991        4.31
                                         -------        -----       -------         ----       -------        ----


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on Thursday, August 26, 1999, at the Marriott Century Center Hotel in Atlanta, Georgia. A total of 4,953,663 shares of common stock were represented in person or by proxy. This represents 89.09% of the 5,560,481 shares outstanding as of the record date of July 8, 1999. C. Jere Sechler, Jr., Chairman of the Board and President, presided at the meeting and presented a report describing the Company's results of operations for fiscal year ending March 31, 1999 and outlined the strategic goals for fiscal 2000.

         Shareholder elected management's nominees to the Board of Directors. The Directors were elected by votes as shown below:


                   Directors:                                                    For                    Withhold
                                                                              ---------                 --------
                   Walter C. Alford                                           4,674,725                 278,938
                   Richard B. Inman, Jr.                                      4,672,625                 281,038

         In other business, management's selection of Arthur Andersen LLP as independent accountants for the Company resulted in 4,938,255 votes being cast for Arthur Andersen LLP.


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

         Shareholders who wish to present a proposal on matters appropriate for Shareholder action in accordance with rules and regulations of the Securities and Exchange Commission at the 2000 Annual Meeting of Shareholders ("2000 Annual Meeting") are required to provide notice to the Corporate Secretary of their intent to do so on or before March 27, 2000. The notice must provide the information (set forth in the Bylaws of the Company) set forth in applicable rules and regulations of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

This deadline applies to all shareholder proposals sought to be considered at the 2000 Annual Meeting.

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

                                               EAGLE BANCSHARES, INC.
                                                   (Registrant)


Date:  November 15, 1999            /s/ Conrad J. Sechler, Jr.
                                    -------------------------------------------
                                    Conrad J. Sechler, Jr.
                                    Chairman of the Board, President and
                                    Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  November 15, 1999            /s/ Richard B. Inman, Jr.
                                    -------------------------------------------
                                    Richard B. Inman, Jr.
                                    Director, Secretary and Treasurer




Date:  November 15, 1999            /s/ Conrad J. Sechler, Jr.
                                    -------------------------------------------
                                    Conrad J. Sechler, Jr.
                                    Chairman of the Board and President




Date:  November 15, 1999            /s/ LuAnn Durden
                                    -------------------------------------------
                                    LuAnn Durden
                                    Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                                                                      Page No.
                           -----------                                                                      --------
11                         Computation of per share earnings                                                      41