Form 10-Q
period 1999-12-31
EAGLE BANCSHARES INC
filed 2000-02-16
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 1999.
                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------   -----------------

         Commission file number  0-14379

                             EAGLE BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Georgia                                        58-1640222
  ----------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

           4419 Cowan Road, Tucker, Georgia                   30084-4441
     ----------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (770) 908-6690
        ----------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
        ----------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                 LAST REPORT.)

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

Yes [ ] No [ ] NOT APPLICABLE
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at January 31, 2000
  ----------------------------------   --------------------------------------
   Common Stock, $1.00 Par Value                  5,540,071 shares
                       Index of Exhibit on Page 40

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                             Number
PART I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition at -
                  December 31, 1999 and March 31, 1999                                                            3

                  Consolidated Statements of Income -
                  Three and Nine Months Ended December 31, 1999 and 1998                                          4

                  Consolidated Statements of Cash Flows -
                  Nine months ended December 31, 1999 and 1998                                                    5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         16

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     37

                  Item 2.  Changes in Securities                                                                 38

                  Item 3.  Defaults upon Senior Securities                                                       38

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   38

                  Item 5.  Other Information                                                                     38

                  Item 6.  Exhibits and Reports on Form 8-K                                                      38

                  Signatures                                                                                     39

                  Index of Exhibits                                                                              40

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                                          DECEMBER 31,        March 31,
(in thousands except per share data)                                                          1999             1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and amounts due from banks                                                           $     25,821      $    27,839
Accrued interest receivable                                                                      8,118            7,766
Securities available for sale                                                                  205,116          204,618
Investment securities held to maturity                                                          63,214           68,298
Loans held for sale                                                                            115,853          221,370
Loans receivable, net                                                                          700,520          623,270
Investment in real estate                                                                       38,168           30,274
Real estate acquired in settlement of loans, net                                                 1,402            2,096
Stock in Federal Home Loan Bank, at cost                                                        15,002            8,736
Premises and equipment, net                                                                     23,828           23,275
Deferred income taxes                                                                            8,948            4,059
Other assets                                                                                     4,514            8,399
-----------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                            $  1,210,504      $ 1,230,000
-----------------------------------------------------------------------------------------------------------------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                  $    731,562      $   879,665
Federal Home Loan Bank advances and other borrowings                                           367,911          221,552
Advance payments by borrowers for property taxes and insurance                                     745            2,356
Guaranteed preferred beneficial interests in the Company's subordinated debentures -
(Trust preferred securities)                                                                    28,750           28,750
Accrued expenses and other liabilities                                                          10,544           22,860
-----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                          1,139,512        1,155,183
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 10,000,000 shares authorized, 6,141,871 and
  6,124,064 shares issued at December 31, and March  31, 1999, respectively                      6,142            6,124
Additional paid-in capital                                                                      38,200           38,206
Retained earnings                                                                               42,959           38,601
Accumulated other comprehensive income                                                          (7,937)            (283)
Employee Stock Ownership Plan note payable                                                      (1,886)          (1,978)
Unamortized restricted stock                                                                        --             (178)
Treasury stock, 601,800 and 554,500 shares at cost, at December 31, and
  March 31, 1999, respectively                                                                  (6,486)          (5,675)
-----------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                                    70,992           74,817
-----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  1,210,504      $ 1,230,000
-----------------------------------------------------------------------------------------------------------------------



EAGLE BANCSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                   DECEMBER 31,              DECEMBER 31,
(in thousands except per share data)                                            1999         1998         1999          1998
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                          $17,419      $21,142      $51,184      $57,784
   Interest on  mortgage-backed securities                                      2,425        1,675        6,598        4,229
   Interest and dividends on investment securities and other
     interest earning assets                                                    2,346        2,589        7,173        6,137
----------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                22,190       25,406       64,955       68,150
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                         8,438       10,507       26,958       31,188
   Interest on FHLB advances and other borrowings                               3,943        4,095       10,271        9,827
   Interest of long-term debt                                                     622          630        1,867        1,064
----------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                               13,003       15,232       39,096       42,079
----------------------------------------------------------------------------------------------------------------------------

   Net interest income                                                          9,187       10,174       25,859       26,071
PROVISION FOR LOAN LOSSES                                                         200          627          600        1,881
----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                          8,987        9,547       25,259       24,190
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Mortgage production fees                                                     1,503        3,245        5,745       11,154
   Gains on sales of investment in real estate                                  1,574          323        4,827        1,414
   Real estate commissions, net                                                   202          141          748          555
   Rental income                                                                   --          173          165          519
   Service charges                                                                652          517        1,662        1,568
   Gain on sales of securities available for sale                                  --           --           19          469
   Gain on sales of loans                                                          --           --           --           24
   Gain on sales of fixed assets                                                   --           11          176          163
   Gain on sale of branch                                                          --           --          673           --
   Miscellaneous                                                                  923          642        2,952        2,282
----------------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                             4,854        5,052       16,967       18,148
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                               5,485        5,973       17,088       16,418
   Net occupancy expense                                                        1,354        1,409        4,380        3,926
   Data processing expense                                                        679          637        2,044        1,802
   Federal insurance premium                                                       99          159          386          416
   Marketing expense                                                              553          565        1,652        1,556
   Provisions for losses on real estate acquired in settlement of loans            --          231           50          231
   Miscellaneous                                                                2,302        2,062        6,491        6,270
----------------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                                          10,472       11,036       32,091       30,619
----------------------------------------------------------------------------------------------------------------------------

   Income before income taxes                                                   3,369        3,563       10,135       11,719
INCOME TAX EXPENSE                                                              1,026        1,090        3,104        3,795
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $ 2,343      $ 2,473      $ 7,031      $ 7,924
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                             $  0.42      $  0.43      $  1.26      $  1.38
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE -  DILUTED                                          $  0.42      $  0.42      $  1.24      $  1.34
----------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)
Nine Months ended December 31,                                                    1999              1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   7,031       $     7,924
Adjustments to reconcile net income to net cash used in operating
   Activities:
   Depreciation, amortization and accretion                                         1,640             1,865
   Provision for loan losses                                                          600             1,881
   Provision for losses on real estate acquired in settlement of loans                 50               231
   Gain on sales of securities available for sale                                     (19)             (469)
   (Gain)/loss on sales of real estate acquired in settlement of loans               (192)               57
   Gain on sales of investment in real estate                                      (4,827)           (1,414)
   Gain on sale of loans                                                               --               (24)
   Gain on sales of premises and equipment                                           (176)             (163)
   Amortization of restricted stock                                                    50                89
   Deferred income tax (benefit)/expense                                             (208)               57
   Proceeds from sales of loans held for sale                                     748,064         1,023,802
   Originations of loans held for sale                                           (642,547)       (1,111,090)
   Changes in assets and liabilities:
     Increase in accrued interest receivable                                         (352)             (890)
     Increase (decrease) in other assets                                            3,760            (1,757)
     Decrease in accrued expense and other liabilities                            (12,380)          (14,184)
-----------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      $ 100,494       $   (94,085)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                   (35,791)         (137,812)
     Proceeds from sales of securities available for sale                           1,807             9,441
     Purchases of investment securities held to maturity                           (9,884)           (5,050)
     Principal payments received on securities available for sale                  21,182            16,924
     Principal payments received on investment securities held to maturity          6,003             1,774
     Proceeds from calls of securities available for sale                              --             6,749
     Proceeds from calls of investment securities held to maturity                  6,607            17,200
     Proceeds from maturities of securities available for sale                         --             1,501
     Proceeds from maturities of investment securities held to maturity             2,500                --
     Loan originations, net of repayments                                         (72,115)          (38,513)
     Proceeds from sales of real estate acquired in settlement of loans             1,403             1,545
     Purchases of FHLB stock                                                      (14,806)           (6,630)
     Redemption of FHLB stock                                                       8,540             4,487
     Proceeds from sales of premises and equipment                                  2,030               590
     Purchases of premises and equipment, net                                      (4,447)           (1,642)
     Additions to investment in real estate                                       (29,316)          (12,495)
     Proceeds from sales of investment in real estate                              20,269             2,923
-----------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                    $ (96,018)      $  (139,008)
-----------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

(dollars in thousands)
Nine Months ended December 31,                                                1999            1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                              $ (98,742)      $  73,798
  Net change in demand deposit accounts                                      (49,361)         32,945
  Repayment of FHLB advances and other borrowings                           (491,313)       (664,321)
  Proceeds from FHLB advances and other borrowings                           637,672         763,616
  Increase in ESOP debt                                                           --          (2,000)
  Principal reduction of ESOP debt                                                92             187
  Issuance of trust preferred securities                                          --          28,750
  Repurchases of common stock                                                   (811)         (3,177)
  Proceeds from exercise of stock options                                        249             822
  Cash dividends paid                                                         (2,669)         (2,717)
  Decrease in advance payments from borrowings for
    Property taxes and insurance                                              (1,611)         (2,741)
----------------------------------------------------------------------------------------------------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (6,494)        225,162
----------------------------------------------------------------------------------------------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,018)         (7,931)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              27,839          34,682
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  25,821       $  26,751
----------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
   Interest                                                                $  40,578       $  40,755
   Income Taxes                                                            $      20       $   8,745
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                       $     567       $   1,530
   Loans made to finance real estate acquired in settlement of loans       $      --       $     801
   Loans made to finance sales of investments in real estate               $   6,239       $   3,960
   Dividends payable                                                       $     886       $     902
----------------------------------------------------------------------------------------------------



Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
December 31, 1999

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

B.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 1999, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

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

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three-month periods ended December 31, 1999 and 1998, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

COMPUTATION OF PER SHARE EARNINGS

(dollars in thousands except per share data)                 THREE MONTHS ENDED
                                                 DECEMBER 31, 1999           December 31, 1998
                                                 ---------------------------------------------
Basic

Net income                                       $           2,343           $           2,473
                                                 ---------------------------------------------

Average common shares                                        5,546                       5,719
                                                 ---------------------------------------------

Earnings per common share - basic                $            0.42           $            0.43
                                                 ---------------------------------------------

Diluted

Net income                                       $           2,343           $           2,473
                                                 ---------------------------------------------

Average common shares - basic                                5,546                       5,719
Incremental shares outstanding                                  72                         119
                                                 ---------------------------------------------
Average common shares - diluted                              5,618                       5,838
                                                 ---------------------------------------------

Earnings per common share - diluted              $            0.42           $            0.42
                                                 ---------------------------------------------

         Below is a reconciliation for the nine-month periods ended December 31, 1999 and 1998, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

(dollars in thousands except per share data)                  NINE MONTHS ENDED
                                                 DECEMBER 31, 1999           December 31, 1998
                                                 ---------------------------------------------
Basic

Net income                                       $           7,031           $           7,924
                                                 ---------------------------------------------

Average common shares                                        5,565                       5,761
                                                 ---------------------------------------------

Earnings per common share - basic                $            1.26           $            1.38
                                                 ---------------------------------------------

Diluted

Net income                                       $           7,031           $           7,924
                                                 ---------------------------------------------

Average common shares - basic                                5,565                       5,761
Incremental shares outstanding                                  91                         167
                                                 ---------------------------------------------
Average common shares - diluted                              5,656                       5,928
                                                 ---------------------------------------------

Earnings per common share - diluted              $            1.24           $            1.34
                                                 ---------------------------------------------

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

         Comprehensive income for the three and nine months ended December 31, 1999 and 1998 is calculated as follows:

(dollars in thousands)


                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         DECEMBER 31,                DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                    1999          1998          1999           1998
                                                                 ----------------------------------------------------
Unrealized (losses)/gains, net recognized in
  Accumulated other comprehensive
  income:
  Before income tax                                              $  (5,340)    $  (2,688)    $ (12,335)     $  (2,040)
   Income tax                                                       (2,026)       (1,020)       (4,681)          (775)
                                                                 ----------------------------------------------------
  Net of income tax                                              $  (3,314)    $  (1,668)    $  (7,654)     $  (1,265)
                                                                 ----------------------------------------------------

Amounts reported in net income:
  (Losses)/gains on sales of securities available for sale       $       0     $       0     $      19      $     469
  Net accretion on securities available for sale                        61            40           110            107
                                                                 ----------------------------------------------------
  Reclassification adjustment                                           61            40           129            576
  Income tax expense                                                   (23)          (15)          (49)          (219)
                                                                 ----------------------------------------------------
  Reclassification adjustment, net of tax                               38            25            80            357
                                                                 ----------------------------------------------------
Amounts reported in accumulated other comprehensive income:
  Unrealized losses arising during period, net of tax               (3,276)       (1,643)       (7,574)          (908)
  Less reclassification adjustment, net of tax                          38            25            80            357
                                                                 ----------------------------------------------------
    Unrealized losses, net recognized in
      Accumulated other comprehensive income                        (3,314)       (1,668)       (7,654)        (1,265)
Net income                                                           2,343         2,473         7,031          7,924
                                                                 ----------------------------------------------------
Total comprehensive income                                       $    (971)    $     805     $    (623)     $   6,659
                                                                 ----------------------------------------------------

F.  Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. The reportable segments consist of: community banking, mortgage banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers and earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community-banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. The mortgage-banking segment originates residential mortgage loans through retail loan production offices and purchases residential mortgage loans from correspondents through a wholesale lending operation. The mortgage-banking segment generates revenues through origination and processing fees, interest on residential mortgage loans and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment's primary sources of fee income is derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential subdivisions. The real estate development and sales segment also provides third party brokerage services for the Bank and for unaffiliated third parties. The mezzanine-financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine-financing segment generates revenues through interest, fees on loans and equity participation arrangements. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table:




                                                                                   Real Estate
THREE MONTHS ENDED:                                 Community          Mortgage    Development    Mezzanine
                                                     Banking           Banking      and Sales     Financing        Other
(dollars in thousands)                            ------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
--------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                   $     8,975       $      16       $     7      $    593       $   (471)
  NET NON-INTEREST (EXPENSE) INCOME                    (5,454)         (1,383)        1,341           (64)             9
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                             558             126            --            --             --
  INCOME TAX EXPENSE (BENEFIT)                          1,009            (549)          539           212           (185)
  NET INCOME                                            2,317            (823)          809           317           (277)
  PROVISION FOR LOAN LOSSES                               195               5            --            --             --
  TOTAL ASSETS                                      1,156,007         145,677        40,945        16,555         12,415
  EXPENDITURES FOR ADDITIONS
    TO PREMISES AND EQUIPMENT                             673              23            --            --             --
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS               20,558           3,924         1,785           529            246
  INTERSEGMENT REVENUES                                 2,156               1             8            64            253
--------------------------------------------------------------------------------------------------------------------------
December 31, 1998:
--------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                   $     8,408       $    (193)      $    84      $  2,384       $   (449)
  Net non-interest (expense) income                    (6,432)            103           186            61             38
  Depreciation on premises and
    Equipment                                             454             131            --            --             --
  Income tax expense (benefit)                            205             (37)          108           978           (164)
  Net income                                            1,146             (55)          162         1,467           (247)
  Provision for loan losses                               625               2            --            --             --
  Total assets                                      1,304,195         455,705        35,442        14,514         16,261
  Expenditures for additions to premises and
    equipment                                             559             272            --            --             --
  Total revenues from external customers               17,193           9,982           666         2,394            223
  Intersegment revenues                                 5,434             698             5            63            304


                                                 Eliminations    Consolidated
                                                -------------------------------
-------------------------------------------------------------------------------
DECEMBER 31, 1999:
-------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                   $      67       $     9,187
  NET NON-INTEREST (EXPENSE) INCOME                     (67)           (5,618)
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                            --               684
  INCOME TAX EXPENSE (BENEFIT)                           --             1,026
  NET INCOME                                             --             2,343
  PROVISION FOR LOAN LOSSES                              --               200
  TOTAL ASSETS                                     (161,095)        1,210,504
  EXPENDITURES FOR ADDITIONS
    TO PREMISES AND EQUIPMENT                            --               696
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                 --            27,042
  INTERSEGMENT REVENUES                                  --             2,482

-------------------------------------------------------------------------------
December 31, 1998:
-------------------------------------------------------------------------------
  Net interest income (expense)                   $     (60)      $    10,174
  Net non-interest (expense) income                      60            (5,984)
  Depreciation on premises and
    Equipment                                            --               585
  Income tax expense (benefit)                           --             1,090
  Net income                                             --             2,473
  Provision for loan losses                              --               627
  Total assets                                     (458,908)        1,367,209
  Expenditures for additions to premises and
    equipment                                            --               831
  Total revenues from external customers                 --            30,458
  Intersegment revenues                                  --             6,504

The results for each reportable segment are included in the following table:

                                                                                  Real Estate
NINE MONTHS ENDED:                                 Community         Mortgage     Development     Mezzanine
                                                    Banking           Banking      and Sales      Financing       Other
(dollars in thousands)                            ------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
--------------------------------------------------------------------------------------------------------------------------

  NET INTEREST INCOME (EXPENSE)                   $    25,947       $      17       $   (63)      $  1,477       $ (1,405)
  NET NON-INTEREST (EXPENSE) INCOME                   (14,384)         (5,009)        4,246           (164)            73
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                           1,644             396            --             --             --
  INCOME TAX EXPENSE (BENEFIT)                          3,450          (2,011)        1,673            525           (533)
  NET INCOME                                            7,548          (3,016)        2,510            788           (799)
  PROVISION FOR LOAN LOSSES                               565              35            --             --             --
  TOTAL ASSETS                                      1,156,007         145,677        40,945         16,555         12,415
  EXPENDITURES FOR ADDITIONS TO
    PREMISES AND EQUIPMENT                              4,303             253            --             --             --
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS               60,047          14,115         5,777          1,129            854
  INTERSEGMENT REVENUES                                 9,705             241            47            348            771

December 31, 1998:

  Net interest income (expense)                   $    23,491       $     415       $   (88)      $  2,948       $   (607)
  Net non-interest (expense) income                   (16,516)          2,274         1,334             61            288
  Depreciation on premises and
    Equipment                                           1,318             388            --             --             --
  Income tax expense (benefit)                          1,155           1,065           499          1,204           (128)
  Net income                                            3,967           1,596           747          1,805           (191)
  Provision for loan losses                             1,853              28            --             --             --
  Total assets                                      1,304,195         455,705        35,442         14,514         16,261
  Expenditures for additions to premises
equipment                                               1,294             354            --             --             --
  Total revenues from external customers               49,412          30,521         2,527          2,957            881
  Intersegment revenues                                18,912           1,243            48             64            916



                                                   Eliminations    Consolidated
(dollars in thousands)                            ------------------------------
--------------------------------------------------------------------------------
DECEMBER 31, 1999:
--------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                   $    (114)      $    25,859
  NET NON-INTEREST (EXPENSE) INCOME                     114           (15,124)
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                                            --             2,040
  INCOME TAX EXPENSE (BENEFIT)                           --             3,104
  NET INCOME                                             --             7,031
  PROVISION FOR LOAN LOSSES                              --               600
  TOTAL ASSETS                                     (161,095)        1,210,504
  EXPENDITURES FOR ADDITIONS TO
    PREMISES AND EQUIPMENT                               --             4,556
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                 --            81,922
  INTERSEGMENT REVENUES                                  --            11,112
--------------------------------------------------------------------------------
December 31, 1998:
--------------------------------------------------------------------------------
  Net interest income (expense)                   $     (88)      $    26,071
  Net non-interest (expense) income                      88           (12,471)
  Depreciation on premises and
    Equipment                                            --             1,706
  Income tax expense (benefit)                           --             3,795
  Net income                                             --             7,924
  Provision for loan losses                              --             1,881
  Total assets                                     (458,908)        1,367,209
  Expenditures for additions to premises
    and equipment                                        --             1,648
  Total revenues from external customers                 --            86,298
  Intersegment revenues                                  --            21,183

G.   Year 2000

         The Company's commitment in addressing and managing the challenges presented by Year 2000 issues has resulted in a successful transition. The Company's Team 2000, a group of key employees, mission critical vendors and an outside consulting firm, was committed to ensure the Company could continue conducting business without compromising the integrity of its systems or services. In addition, the Company, through Team 2000, addressed Year 2000 issues related to liquidity requirements and potential credit quality concerns. The Company is not aware of any significant third party relationships that were negatively impacted by the century date change. Controls are in place to continue monitoring issues related to the Year 2000, including third party relationships. The Company is committed to dedicating resources to immediately resolve any such issues that should arise.

         The Company has incurred approximately $750,000 in expenses related to the Year 2000 issues. Cost associated with the redeployment of personnel to the Year 2000 project is not readily identifiable and is not included above. These expenses did not have a material effect on the operations or financial performance of the Company.

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

I.  Guaranteed Preferred Beneficial Interests in Debentures

         On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities") offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuance, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in 8.50% Subordinated Debentures (the "Debentures") of the Company. The sole asset of the Trust is the Debentures. The Debentures, the Indenture, the relevant Trust agreement, and the Guarantee, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities and ranks subordinate and junior in right of payment to all liabilities of the Company. The Preferred Securities are subject to redemption prior to maturity at the option of the Company.

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

J.  Treasury Stock

         During the second quarter of fiscal 1999, the Company' Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of December 31, 1999, the Company has repurchased 300,000 shares with a cost of approximately $5,410,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)



                                                                                                         Change from
                                                                  QUARTER ENDED                        Dec. 31, 1999 to
                                                    DEC. 31,        Sept. 30,        Dec. 31,       Sept. 30,      Dec. 31,
For the quarter:                                      1999             1999             1998          1999           1998
                                                   ------------------------------------------------------------------------
Net income                                         $    2,343      $    2,247        $    2,473        4.27%         (5.26)%
Per common share:
  Net income per common share - basic                    0.42            0.40              0.43        5.00          (2.33)
  Net income per common share - diluted                  0.42            0.40              0.42        5.00             --
  Dividends declared                                     0.16            0.16              0.16          --             --
  Book value per share                                  12.81           13.21             13.22       (2.80)         (2.87)
  Average common shares outstanding-basic               5,546           5,560             5,719       (0.25)         (3.03)
  Average common shares outstanding - diluted           5,618           5,677             5,838       (1.04)         (3.77)

Profitability ratios: (%)
  Return on average assets                               0.77%           0.74%             0.74%       4.05           4.05
  Return on average equity                              13.06           12.33             13.09        5.92          (0.23)
  Efficiency ratio                                      74.58           75.66             72.48       (1.43)          2.90
  Net interest margin - taxable equivalent               3.36            3.10              3.39        8.39          (0.88)
  Equity to assets                                       5.87            6.19              5.45       (5.17)          7.71
At quarter end:
  Loans held for sale                              $  115,853      $  148,819        $  419,880      (22.15)        (72.41)
  Loans receivable, net                               700,520         665,772           575,598        5.22          21.70
  Reserve for loan losses                               7,288           7,125             7,550        2.29          (3.47)
  Assets                                            1,210,504       1,187,591         1,367,209        1.93         (11.46)
  Deposits                                            731,562         772,270           885,718       (5.27)        (17.40)
  FHLB advances and other borrowings                  367,911         298,947           340,150       23.07           8.16
  Stockholders' equity                                 70,992          73,465            74,524       (3.20)         (4.57)



                                                         NINE MONTHS ENDED
                                                            DECEMBER 31,
For the nine months:                                    1999            1998          Change
                                                   -----------------------------------------
Net income                                         $   7,031       $   7,924          (11.27)%
Per common share:
  Net income per common share - basic                   1.26            1.38           (8.70)
  Net income per common share - diluted                 1.24            1.34           (7.46)
  Dividends declared                                    0.48            0.48              --
  Average common shares outstanding-basic              5,565           5,761           (3.40)
  Average common shares outstanding-diluted            5,656           5,928           (4.59)

Profitability ratios: (%)
  Return on average assets                              0.77%           0.87%         (11.49)
  Return on average equity                             12.88           13.86           (7.07)
  Efficiency ratio                                     74.93           69.24            8.22
  Net interest margin - taxable equivalent              3.15            3.15              --

         Interest income was inflated in the prior year periods due to the $2,229,000 increase in interest received on mezzanine loans. The following tables reflect comparative summary financial data before and after removing the effect of the additional interest income generated by this transaction. For further discussion, see "Overview" and "Earnings Analysis."

   * AFTER REMOVING THE EFFECT OF THE $2,229,000 OF ADDITIONAL INTEREST INCOME


SUMMARY FINANCIAL DATA                                            FOR THE QUARTER ENDED
                                                          ---------------------------------------
(dollars in thousands except per share data)                  Dec. 1998          Dec. 1998 *
                                                          ---------------------------------------
Profitability ratios: (%)
Spread                                                         3.14%                 2.43%
Net interest margin-taxable  equivalent                        3.39                  2.67
Return on average assets                                       0.74                  0.31
Return on average equity                                      13.09                  5.51
Efficiency ratio                                              72.48                 83.84
Per common share:
Earnings per share - basic                                 $   0.43              $   0.18
Earnings per share - diluted                                   0.42                  0.18
Selected results of operations:
Interest income                                            $ 25,406              $ 23,206
Interest expense                                             15,232                15,096
Net interest income                                          10,174                 8,110
Provision for loan losses                                       627                   627
Non-interest income                                           5,052                 5,052
Non-interest expense                                         11,036                11,036
Income before income taxes                                    3,563                 1,499
Net income                                                    2,473                 1,041



                                                                 FOR THE NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                           ---------------------------------------
                                                                  1998               1998 *
                                                           ---------------------------------------
Profitability ratios: (%)
Spread                                                            2.78%                2.52%
Net interest margin-taxable  equivalent                           3.15                 2.89
Return on average assets                                          0.87                 0.74
Return on average equity                                         13.85                11.75
Efficiency ratio                                                 69.24                72.15
Per common share:
Earnings per share - basic                                 $      1.38             $   1.17
Earnings per share - diluted                                      1.34                 1.13
Selected results of operations:
Interest income                                            $    68,150             $ 65,950
Interest expense                                                42,079               41,658
Net interest income                                             26,071               24,292
Provision for loan losses                                        1,881                1,881
Non-interest income                                             18,148               18,148
Non-interest expense                                            30,619               30,619
Income before income taxes                                      11,719                9,940
Net income                                                       7,924                6,722

Overview

         For the quarter ended December 31, 1999, Eagle reported net income of $2,343,000, or $0.42 per diluted share, compared with $2,247,000, or $0.40 per diluted share, in the September 1999 quarter and $2,473,000, or $0.42 per diluted share, in the same period a year ago. The Company's quarterly performance was $0.03 per diluted share or 7.70% ahead of the median analyst estimate of $0.39 per diluted share. During the same period a year ago the Company recorded $2,229,000 of additional interest income, as a result of the repayment of $10,578,000 of mezzanine loans. After removing the effect of this transaction, net income was $1,041,000, or $0.18 per diluted share for the quarter ended December 31, 1998.

         For the nine months ended December 31, 1999, the Company reported net income of $7,031,000, or $1.24 per diluted share, compared with $7,924,000, or $1.34 per diluted share, in the same period a year ago. After removing the effect of this transaction, net income was $6,722,000, or $1.13 per diluted share for the nine months ended December 31, 1998.

         Net income for the December 1999 quarter increased 4.27% over the September quarter and 125.07% from the same period a year ago. December 1999 quarter results produced a return on average assets of 0.77% and a return on average equity of 13.06% compared with September 1999 quarter ratios of 0.74% and 12.33%, respectively. The increase in earnings from the September quarter was primarily the result of higher net interest income. The interest spread improved 27 basis points from the September to December quarter because of a 31 basis point increase in the yield earned on interest earning assets and a 4 basis point increase in the cost of interest bearing liabilities. Problem assets at December 31, 1999 increased to $13,990,000 representing 1.16% of total assets, compared with $12,541,000 and 1.06% of assets at September 30, 1999, and decreased from $14,043,000 and 1.03% of assets at December 31, 1998.

SEGMENT DISCUSSION

         Eagle Bancshares' performance in the December 1999 quarter reflected notable improvement in the Company's core community banking operations with continued contributions in real estate-related and mezzanine financing businesses. Of the total $2,343,000 in net income, the community banking operation contributed $2,317,000; Eagle Real Estate Advisors, the real estate development and sales business, contributed $809,000; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $317,000; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $823,000. Other operations accounted for a loss of $277,000.

COMMUNITY BANKING

         For the quarter ended December 31, 1999, the Company's community banking activities resulted in income of $2,317,000, compared with $3,205,000 in the September 1999 quarter, and $1,146,000 in the same period a year ago. The community banking efficiency ratio stood at 66.25% during the quarter ended December 31, 1999, compared to 54.57% in the September 1999 quarter and 78.51% for the same period a year ago.

         For the nine months ended December 31, 1999, the Company's community banking activities resulted in income of $7,548,000, compared with $3,967,000, in the same period a year ago.

         Return on segment assets for the nine months ended December 31, 1999 was 0.87% compared to 0.41% for the same period last year. The efficiency ratio for the nine months ended December 31, 1999 improved to 62.90% compared to 73.81% for the same period last year.

         The improvement over the prior year nine-month period is primarily attributable to the increase in net interest income. Net interest income increased 10.46% to $25,947,000 for the nine months ended December 31, 1999 from $23,491,000 for the same period last year. Interest income declined less than 1.0% while interest expense declined 7.45%. The spread improved 16 basis points over the prior year due principally to lower cost of funds.

         In August 1999, management began a significant expense reduction program throughout the Community Bank. Staffing levels were examined, and branches that were operating below their break-even level were sold or closed. During the September 1999 quarter, the Bank recaptured certain incentive compensation accruals in the amount of $431,000, since the Bank did not meet minimum performance level targets. The benefits of the expense reduction program were realized in the Company's quarter ending December 31, 1999 and were reflected as an 8.12% decrease in compensation levels at the Bank. On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County and closed its branch on Memorial Drive. The sale of the Towne Lake deposits and branch location generated a gain of $673,000.

MORTGAGE BANKING

         For the quarter ended December 31, 1999, the Company's mortgage banking activities resulted in losses of $823,000, compared with losses of $1,475,000 in the September 1999 quarter, and losses of $55,000, in the same period a year ago. While the losses associated with the Company's mortgage banking activities remain at unacceptable levels the improving trend is a direct result of management's right sizing and expense reduction efforts.

         For the nine months ended December 31 1999, the Company's mortgage banking activities resulted in losses of $3,016,000, compared with income of $1,596,000, in the same period a year ago.

         The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. The dollar amount of loans closed during the current nine-month period declined 45.6% percent to $675,000 compared to loan closings of $1,240,000,000 during the nine-month period ended December 31, 1998. This decline is the result of an increase in interest rates nation wide and is comparable to the overall deterioration in the mortgage lending market.

         Management has analyzed the efficiencies of each mortgage loan function and has eliminated excess staff. We have also consolidated many functions to achieve lower break even levels for each office. Management intends to continue to right size staffing levels to meet anticipated loan volume while working to improve margins and generate ancillary income for each loan closed.

REAL ESTATE DEVELOPMENT AND SALES

         For the quarter ended December 31, 1999, Eagle Real Estate Advisors generated income of $809,000 compared with $552,000 in the September 1999 quarter and $162,000 in the same period a year ago. Investments in real estate increased 10.46% to $38,168,000 at December 31, 1999, from $34,555,000 at
December 31, 1998. In the quarter ended December 31, 1999 gains on the sale of real estate were $1,574,000 compared to $1,176,000 in the September 1999 quarter and $323,000 in the same period a year ago. Lot sales for the quarter ended December 31, 1999 numbered 94 compared to 73 during the September 1999 quarter and 42 in the quarter ended December 31, 1998. During the nine months of fiscal year 2000 lot sales number 206 compared to 134 lot sales during the same period last year.

         For the nine months ended December 31 1999, Eagle Real Estate Advisors generated income of $2,510,000, compared with $747,000 in the same period a year ago. In the nine months ended December 31, 1999 gains on the sale of investment in real estate were $4,827,000 versus $1,414,000 for the same period a year ago. In the June 1999 quarter $1,268,000 is attributable to the sale of the Company's Barnes & Noble store.

MEZZANINE FINANCING

         For the quarter ended December 31, 1999, Eagle Bancshares Capital Group generated income of $317,000 compared with $238,000 in the September 1999 quarter and $1,467,000 in the same period a year ago. For the nine months ended December 31 1999, Eagle Bancshares Capital Group generated income of $788,000 compared with $1,805,000 in the same period a year ago. Substantially all of those earnings were attributable to interest and fees on loans. The mezzanine-financing group invested over $10,400,000 in the nine months ending December 31, 1999 and generated $26,200,000 of new loans for the Bank.

EARNINGS ANALYSIS

Interest Rate and Market Risk

         The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. The Company's net interest income simulation includes all financial assets and liabilities.

         The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk. As of December 31, 1999, the expected rate simulation indicated an increase in annual net interest income of $892,000 or 2.41% relative to the unchanged rate simulation and a $4,608,000 or 6.01% increase in market value. This compares to March 31, 1999, which indicated an increase in annual net interest income of $367,000 or 0.94% relative to the unchanged rate simulation and a $36,000 or 0.04% decline in market value.

         As of December 31, 1999, management estimates the Company's annual net interest income would increase approximately $1,969,000 or 5.13%, and decrease approximately $3,082,000 or 8.03% should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. As of March 31, 1999, the simulation indicated an increase of approximately $2,405,000 or 6.16% and a decrease of approximately $3,541,000 or 9.06%.

         A fair value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over December 31, 1999, estimates a $14,958,000 or 20.80% decrease in market value. The Company estimates a like decrease in market rates would increase market value $489,000 or 0.68%. These changes in market value represent less that 5.00% of the total carrying value of total assets at December 31, 1999. Comparatively, at March 31, 1999, an instantaneous increase in market rates of 100 basis points would decrease market value approximately $12,969,000 or 19.55%, while a like decrease in rates would decrease market value approximately $2,812,000 or 4.24%.

         These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

Net Interest Income - Quarterly Analysis
Net interest income decreased by $987,000 or 9.70% to $9,187,000 in the third quarter of fiscal 2000 from $10,174,000 for the same quarter last year. Interest income was inflated in the prior year period due to the $2,229,000 increase in interest received on mezzanine loans. Removing the effect of the additional interest income generated by this transaction net interest income increased $1,242,000 or 13.52%, and the net interest spread would have been 2.43%. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) improved 69 basis points to 3.14% from 2.43% in the same period last year. The yield on interest-earning assets improved 40 basis points to 8.03% from 7.63%, while the cost of interest-bearing liabilities decreased 31 basis points to 4.89% from 5.20%.

         Interest income received on loans decreased $3,723,000 or 17.61% to $17,419,000 for the third quarter of fiscal 2000 from $21,142,000 in fiscal 1999. Removing the effect of the additional $2,229,000 of interest income, loan interest income decreased $1,494,000 or 8.58% and the yield on loans, including loans held for sale, would have been 7.81%. The decrease in interest received on loans was primarily attributable to a decline in loans held for sale. The yield on loans, including loans held for sale, increased 63 basis points to 8.44% for the quarter compared to 7.81% in the same quarter last year.

         Interest income on loans held for sale decreased $4,351,000 or 67.00% to $2,143,000 in the third quarter of fiscal 2000 from $6,494,000 in the same period last year. This is attributable to the decline in originations of loans held for sale due to a rising interest rate environment. The yield increased 36 basis points to 6.87% for the quarter compared to 6.51% in the same quarter last year. Interest received on mortgage-backed securities increased $750,000 or 44.78% to $2,472,000 for the third quarter of fiscal 2000 from

$1,675,000 in the third quarter of fiscal 1999. Interest received on investment securities decreased $243,000 or 9.39% to $2,346,000 in fiscal 2000 from $2,589,000 in the prior period.

         Interest expense decreased $2,229,000 or 14.63% to $13,003,000 for the third quarter of fiscal 2000 from $15,232,000 in the third quarter of fiscal 1999. This is the result of a decrease in deposits coupled with a decline in the cost of funds. Interest expense on deposits decreased $2,069,000 or 19.69% to $8,438,000 from $10,507,000 in the same period in the prior year. The cost of deposits declined 45 basis points to 4.74% during the quarter compared to 5.19% in the same quarter last year. Interest expense on FHLB advances and other borrowings decreased $152,000 or 3.71% to $3,943,000 for the third quarter of fiscal 2000 from $4,095,000 in the third quarter of fiscal 1999. The Bank's cost of FHLB advances and other borrowings decreased 4 basis points to 4.88% from 4.92% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities for the third quarter of fiscal 2000 was $622,000 compared to $630,000 for the same period last year.

Net Interest Income - Nine Month Analysis
         Net interest income decreased by $212,000 or 0.81% to $25,859,000 during the nine months of fiscal 2000 from $26,071,000 for the same period last year. Interest income was inflated in the prior year period due to the $2,229,000 increase in interest received on mezzanine loans. Removing the effect of the additional interest income generated by this transaction net interest income increased $2,017,000 or 7.80%, and the net interest spread would have been 2.52%. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) increased 42 basis points to 2.94% for the nine months of fiscal 2000 from 2.52% for the same period last year. The yield on interest-earning assets decreased 5 basis points to 7.82% from 7.87%, while the cost of interest-bearing liabilities decreased 47 basis points to 4.88% from 5.35%.

         Interest income received on loans decreased $6,600,000 or 11.42% to $51,184,000 for the nine months of fiscal 2000 from $57,784,000 in fiscal 1999. Removing the effect of the additional $2,229,000 of interest income, loan interest income decreased $4,371,00 or 8.54%. The decrease in interest received on loans was primarily attributable to a decline in originations loans held for sale. The yield on loans receivable declined 47 basis points to 8.59% for the nine months compared to 9.06% in the same period last year. Interest income on loans held for sale decreased $10,073,000 or 55.35% to $8,126,000 in the nine months of fiscal 2000 from $18,199,000 in the same period last year. This is attributable to the decline in originations of loans held for sale due to a rising interest rate environment. The yield decreased 9 basis points to 6.48% for the nine months compared to 6.57% in the period last year. Interest received on mortgage-backed securities increased $2,369,000 or 56.02% to $6,598,000 for the nine months of fiscal 2000 from $4,229,000 in the nine months of fiscal 1999. This is primarily due to an increase in mortgage-backed securities held in the Bank's portfolio. Interest received on investment securities increased $1,036,000 or 16.88% to $7,173,000 in fiscal 2000 from $6,137,000 in the prior period.

         Interest expense decreased $2,983,000 or 7.09% to $39,096,000 for the nine months of fiscal 2000 from $42,079,000 in the same period of fiscal 1999. This is the result of a decrease in deposits coupled with a decline in the cost of funds. Interest expense on deposits decreased $4,230,000 or 13.56% to $26,958,000 from $31,188,000 in the same period in the prior year. The cost of deposits decreased 58 basis points to 4.75% during the period from 5.33% in the prior period. Interest expense on FHLB advances and other borrowings increased $444,000 or 4.52% to $10,271,000 for the nine months of fiscal 2000 from $9,827,000 in the same period of fiscal 1999. The Bank's cost of FHLB advances and other borrowings decreased 37 basis points to 4.83% from 5.20% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities increased $803,000 or 75.47% for the nine months of fiscal 2000 to $1,867,000 from $1,064,000 during the same period last year. The Company issued $28,750,000 of trust preferred securities during the second quarter of fiscal 1999.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin remained relatively stable at 3.36% for the third quarter of fiscal 2000 compared to 3.39% for the same period last year. Removing the effect of $2,229,000 of interest income received by Eagle Bancshares Capital Group the net interest margin for the third quarter of fiscal 1999 would have been 2.67%. In addition, the net interest margin remained constant at 3.15% for the nine months of fiscal 2000 and fiscal 1999. Removing the effect of $2,229,000 of interest income received by Eagle Bancshares Capital Group the net interest margin for the nine months of fiscal 1999 would have been 2.89%. The average balance sheets on the next page present the individual components of net interest income and expense, net interest spread and net interest margin.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters and nine months ended December 31, 1999 and 1998:

AVERAGE BALANCE SHEET
Three months ended December 31,                                        1999                                    1998
                                                       AVERAGE                      YIELD/     Average                     Yield/
(dollars in thousands)                                 BALANCE       INTEREST        COST      Balance       Interest       Cost
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                     $  700,911     $15,276       8.72%      $  569,865      $14,648     10.28%
Loans held for sale                                        124,839       2,143       6.87%         398,831        6,494      6.51%
Mortgage-backed securities                                 146,986       2,425       6.60%          99,323        1,675      6.75%
FHLB stock                                                  12,819         250       7.80%          12,737          238      7.47%
Taxable investments(2)                                      63,992       1,036       6.48%          81,044        1,261      6.22%
Tax-exempt investment securities(2)                         60,927       1,158       7.60%          66,465        1,315      7.91%
Interest earning deposits and federal funds                  3,331          78       9.37%           2,098           29      5.53%
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Total interest earning assets                            1,113,805     $22,366       8.03%       1,230,363      $25,660      8.34%
Non-interest earning assets                                110,528                                 111,912
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Total assets                                            $1,224,333                              $1,342,275
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Savings accounts                                        $   33,835     $   132       1.56%      $   37,378      $   233      2.49%
Checking                                                   100,439         792       3.15%         104,623          884      3.38%
Money market                                                80,000         750       3.75%          76,960          887      4.61%
Certificates of deposit                                    497,914       6,764       5.43%         590,058        8,503      5.76%
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Total deposits                                             712,188       8,438       4.74%         809,019       10,507      5.19%
FHLB advances and other borrowings                         322,882       3,943       4.88%         332,972        4,095      4.92%
Trust preferred securities                                  28,750         622       8.65%          28,750          630      8.77%
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Total interest bearing liabilities                       1,063,820     $13,003       4.89%       1,170,741      $15,232      5.20%
Non-interest bearing deposits                               54,100                                  51,137
Non-interest bearing liabilities                            34,661                                  44,801
Stockholders' equity                                        71,752                                  75,596
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Total liabilities and equity                            $1,224,333                              $1,342,275
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Net interest rate spread                                               $ 9,363       3.14%                      $10,428      3.14%
Taxable-equivalent adjustment                                             (176)                                    (254)
                                                    --------------- ----------- ----------- --------------- ------------ -----------
Net interest income, actual                                            $ 9,187                                  $10,174
Net interest earning assets/net interest margin         $   49,985                   3.36%      $   59,622                   3.39%
Interest earning assets as a percentage of
  Interest bearing liabilities                              104.70%                                 105.09%
                                                    --------------- ----------- ----------- --------------- ------------ -----------


(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.


AVERAGE BALANCE SHEET
Nine months ended December 31,                                             1999                                 1998
                                                         AVERAGE                         YIELD/   Average                   Yield/
(dollars in thousands)                                   BALANCE         INTEREST         COST    Balance      Interest      Cost
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable(1)                                    $   668,642      $    43,058      8.59%  $   549,766     $39,585     9.60%
Loans held for sale                                        167,170            8,126      6.48%      369,139      18,199     6.57%
Mortgage-backed securities                                 135,323            6,598      6.50%       81,794       4,229     6.89%
FHLB stock                                                  11,019              631      7.64%       10,521         594     7.53%
Taxable investments(2)                                      69,201            3,370      6.49%       41,141       2,082     6.75%
Tax-exempt investment securities(2)                         63,857            3,586      7.49%       71,237       3,884     7.27%
Interest earning deposits and Federal funds                  2,146              124      7.70%        1,990          98     6.57%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                            1,117,358      $    65,493      7.82%    1,125,588     $68,671     8.13%
Non-interest earning assets                                105,969                                   91,409
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $ 1,223,327                              $ 1,216,997
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Savings accounts                                       $    35,639      $       483      1.81%  $    38,174     $   720     2.51%
Checking                                                   112,091            2,710      3.22%      100,607       2,765     3.66%
Money market                                                86,177            2,513      3.89%       63,274       2,137     4.50%
Certificates of deposit                                    522,602           21,252      5.42%      577,622      25,566     5.90%
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                             756,509           26,958      4.75%      779,677      31,188     5.33%
FHLB advances and other borrowings                         283,650           10,271      4.83%      252,041       9,827     5.20%
Trust preferred securities                                  28,750            1,867      8.66%       15,998       1,064     8.87%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                       1,068,909      $    39,096      4.88%    1,047,716     $42,079     5.35%
Non-interest bearing deposits                               53,778                                   45,551
Non-interest bearing liabilities                            27,836                                   47,465
Stockholders' equity                                        72,804                                   76,265
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                           $ 1,223,327                              $ 1,216,997
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                                $    26,397      2.94%                  $26,592     2.78%
Taxable-equivalent adjustment                                                  (538)                               (521)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                             $    25,859                             $26,071
Net interest earning assets/net interest margin        $    48,449                       3.15%  $    77,872                 3.15%
Interest earning assets as a percentage of
  Interest bearing liabilities                              104.53%                                  107.43%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income decreased by $198,000 or 3.92% to $4,854,000 for the third quarter of fiscal 2000 from $5,052,000 for the same period last year. In addition, non-interest income decreased by $1,181,000 or 6.51% to $16,967,000 for the nine months of fiscal 2000 from $18,148,000 for the same period last year. The decrease is primarily attributable to reduced mortgage production fees caused by the decline in mortgage loan volume.

         Mortgage production fees have historically been the largest component of non-interest income and these fees decreased $1,742,000 or 53.68% to $1,503,000 for the third quarter of fiscal 2000 compared to $3,245,000 in the same period last year. For the nine months of fiscal 2000, mortgage production fees decreased $5,409,000 or 48.49% to $5,745,000 compared to $11,154,000 for the same period one-year ago. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The Company has experienced a decrease in the dollar amount of loans sold due to a rising interest rate environment. This decline is the result of an increase in interest rates nation wide and is comparable to the overall deterioration in the mortgage lending market.

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:


                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                          DECEMBER 31,                              DECEMBER 31,
(dollars in thousands)               1999                1998                1999                 1998
                                   ----------------------------------------------------------------------
Mortgage production fees           $  1,503            $  3,245            $  5,745            $   11,154
Dollar volume sold                 $198,061            $291,981            $784,064            $1,023,802
Margin earned                          0.76%               1.11%               0.73%                 1.09%


         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. These sources of revenue increased by $1,312,000 or 282.76% to $1,776,000 for the third quarter of fiscal 2000 compared to $464,000 for the same quarter last year. During the current quarter, 94 lots were sold compared to 42 lots in the same quarter last year. Gains on sales of real estate and real estate commissions increased $3,606,000 or 183.14% to $5,575,000 for the nine months of fiscal 2000 compared to $1,969,000 for the same period one year ago. For the nine months of fiscal 2000, 206 lots were sold compared to 134 lots for the same period last year. The Bank provides construction loan financing to approved builders for lot sales in each of its development projects. Gains on sales of lots are deferred until these loans are repaid, creating timing differences in the recognition of income. During the third quarter of fiscal 2000, loans made to finance the sales of investments in real estate were $5,914,000 compared to $1,242,000 for the same period one year ago. In addition, for the nine months of fiscal 2000, loans made to finance the sales of investments in real estate were $6,239,000 versus $3,960,000 for the same period last year.

         Service charges increased $135,000 or 26.11% to $652,000 in the third quarter of fiscal 2000 compared to $517,000 in the third quarter of fiscal 1999. In addition, for the nine months service charges increased $94,000 or 5.99% to $1,662,000 compared to $1,568,000 for the same period last year. The Bank has introduced new deposit products designed to increase fees received from service charges and manage the collection fees related to overdrafts.

Non-Interest Expense

         Non-interest expense decreased by $564,000 or 5.11% to $10,472,000 for the third quarter of fiscal 2000 from $11,036,000 for the same period last year. In addition, for the nine months of fiscal 2000 non-interest expense increased $1,472,000 or 4.81% to $32,091,000 from $30,619,000 for the same period last year.

         In August 1999, management began a significant expense reduction program throughout the Company. Staffing levels were examined, and Bank branches that were operating below their break-even level were sold or closed. In addition, management has analyzed the efficiencies of each mortgage loan function and has eliminated excess staff. The Company also consolidated many functions to achieve lower break even levels for each office. Management intends to continue to right size staffing levels to meet anticipated loan volume while working to improve margins and generate ancillary income for each loan closed. During the September 1999 quarter, the Bank recaptured certain incentive compensation accruals in the amount of $431,000, since the Bank did not meet minimum performance level targets.

         Salaries and employee benefits decreased $488,000 or 8.17% to $5,485,000 for the third quarter of fiscal 2000 from $5,973,000 for the same period last year. For the nine months of fiscal 2000, salaries and employee benefits increased $670,000 or 4.08% to $17,088,000 compared to $16,418,000 for the same period one year ago. Occupancy expense decreased $55,000 or 3.90% to $1,354,000 in the third quarter of fiscal 2000 from $1,409,000 for the same period last year. During the nine months of fiscal 2000, occupancy expense increased $454,000 or 11.56% to $4,380,000 compared to $3,926,000 for the same period one-year ago. Federal insurance premiums decreased $60,000 or 37.74% to $99,000 for the third quarter of fiscal 2000 from $159,000 for the same period last year. In addition, for the nine months of fiscal 2000, federal insurance premiums decreased $30,000 or 7.21% to $386,000 from $416,000 in the same period last year. The decrease is due to the decrease in deposits coupled with a decrease in the premium rate charged in the prior year. In the third quarter of fiscal 2000, marketing expense decreased $12,000 or 2.12% to $553,000 compared to $565,000 for the same quarter last year. In addition, marketing expense increased $96,000 or 6.17% to $1,652,000 for the nine months of fiscal 2000 from $1,556,000 for the same period one year ago.

         Provisions for losses on real estate acquired in settlement of loans decreased $231,000. During the third quarter of fiscal 2000 no provision was recorded compared to $231,000 for the same period last year. The increase in the provision during the quarter of fiscal 1999 was primarily due to one property. For the nine months of fiscal 2000, provisions for losses on real estate acquired in settlement of loans decreased $181,000 or 78.35% to $50,000 compared to $231,000 for the same period last year.

         Miscellaneous expenses increased $240,000 or 11.64% to $2,302,000 for the third quarter of fiscal 2000 from $2,062,000 for the same period last year. For the nine months of fiscal 2000, miscellaneous expenses increased $221,000 or 3.52% to $6,491,000 compared to $6,270,000 for the same period one-year ago.

BALANCE SHEET ANALYSIS

Investment Securities

         During the nine months of fiscal 2000, investment securities decreased to $268,330,000 from $272,916,000 at March 31, 1999 and increased from
$250,468,000 at December 31, 1998. The investment securities portfolio at December 31, 1999, was comprised of $63,214,000 of investment securities held to maturity at amortized cost compared to $68,298,000 and $44,218,000 at March 31, 1999 and December 31,1998, respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $205,116,000 at December 31,1999 compared to $204,618,000 and $206,250,000 at March 31, 1999 and December 31, 1998, respectively. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $7,937,000 at December 31, 1999 versus a net unrealized loss of $283,000 at March 31, 1999.

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

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at December 31, 1999, March 31, 1999 or December 31, 1998. The following table reflects securities held in the Bank's securities portfolio for the periods indicated:


INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------
                                                      DECEMBER 31,     March 31,    December 31,
(dollars in thousands)                                   1999           1999           1998
------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies               $ 12,423       $ 18,539        $ 18,990
  Mortgage-backed securities                             39,922         32,866           8,270
  Corporate bonds                                         4,950          7,433           7,433
  Other debt securities                                   5,919          9,460           9,525
----------------------------------------------------------------------------------------------
        Total                                          $ 63,214       $ 68,298        $ 44,218
----------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                $38,620       $ 35,308        $ 29,813
  Mortgage-backed securities                            109,693         95,539         101,971
  Corporate Bonds                                         2,002          2,027           2,035
  Other debt securities                                  43,745         59,465          60,276
  Equity securities - preferred stock                    11,056         12,279          12,155
----------------------------------------------------------------------------------------------
         Total                                         $205,116       $204,618        $206,250
----------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                $51,043       $ 53,847        $ 48,803
  Mortgage-backed securities                            149,615        128,405         110,241
  Corporate bonds                                         6,952          9,460           9,468
  Other debt securities                                  49,664         68,925          69,801
  Equity securities - preferred stock                    11,056         12,279          12,155
----------------------------------------------------------------------------------------------
          Total                                        $268,330       $272,916        $250,468
----------------------------------------------------------------------------------------------

Investment in Real Estate

         The Company's investment in real estate increased $7,894,000 or 26.08% to $38,168,000 at December 31, 1999 from $30,274,000 at March 31, 1999 and
$3,613,000 or 10.46% from $34,555,000 at December 31, 1998. On April 27, 1999,
Eagle Roswell Road Development, LLC ("Eagle Roswell Road") was formed to purchase 6.8 acres of land in Fulton County, Georgia, for the purpose of developing a 56-townhome residential community. The Company has a 100% ownership interest in Eagle Roswell Road. In addition, on June 9, 1999, Eagle Hicks Lower Roswell Development, LLC ("Eagle Hicks Lower Roswell") was formed to purchase
15.9 acres of land in Cobb County, Georgia, for the purpose of developing a 29-lot residential community. The Company has an 80% ownership interest in Eagle Hicks Lower Roswell. On August 6, 1999, Eagle Crestview Development, LLC ("Eagle Crestview") was formed to purchase and resell 50.103 acres of land in Gwinnett County, Georgia. The Company has a 100% ownership interest in Eagle Crestview. On August 27, 1999, Riverside Road Development, LLC ("Riverside Road") was formed to purchase 21 acres of land in Fulton County, Georgia, for the purpose of developing a 21-lot residential community. The Company has a 60% ownership interest in Riverside Road. On October 21, 1999, Eagle Mason Mill Development, LLC ("Eagle Mason Mill") was formed to purchase 16 acres of land in DeKalb County, Georgia, for the purpose of developing an 81-lot residential community. The Company has an 80% ownership interest in Eagle Mason Mill. On October 1, 1999, The Phoenix on Peachtree, LLC ("The Phoenix") was formed to purchase 0.90 acres of land in Fulton County, Georgia, for the purpose of constructing a 70-unit high rise condominium. The Company has a 50% ownership interest in The Phoenix. On November 5, 1999, Eagle Acworth Development, LLC ("Eagle Acworth") was formed to purchase and resell 21.8 acres of land in Cobb County, Georgia. The Company has a 50% ownership in Eagle Acworth. The Company currently has thirteen residential real estate projects in the Atlanta market.

Loan Portfolio and Concentration

         The loan portfolio has increased $77,250,000 or 12.39% to $700,520,000 at December 31, 1999, compared to $623,270,000 at March 31, 1999 and $124,922,000 or 21.70% compared to $575,598,000 at December 31, 1998.

         The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $13,462,000 as of December 31, 1999, in mezzanine financing loans. These loan categories increased $85,051,000 or 18.60% to $542,343,000 at December 31, 1999 from $457,292,000 at March 31,
1999, and $109,349,000 or 25.25% from $432,994,000 at December 31, 1998. These loans represent 65.46% of gross loans receivable at December 31, 1999, compared to 62.02% and 63.86% March 31, 1999 and December 31, 1998, respectively. The mortgage-banking group originates primarily loans held for sale. Loans held for sale decreased $105,517,000 or 47.67% to $115,853,000 at December 31, 1999 from
$221,370,000 at March 31, 1999 and $304,027,000 or 72.41% from $419,880,000 at
December 31, 1998. Both groups contribute to the Company's portfolio of residential mortgage loans. Residential mortgage loans decreased $978,000 or 0.36% to $271,575,000 at December 31, 1999 from $272,553,000 at March 31, 1999 and increased $30,958,000 or 12.87% from $240,617,000 at

December 31, 1998. Residential first mortgages are generally believed to be a conservative investment.


LOAN PORTFOLIO MIX
                                                  DEC. 31,    % OF GROSS    March 31,     % of Gross     Dec. 31,        % of Gross
(dollars in thousands)                              1999      LOANS RECV      1999        Loans Recv       1998          Loans Recv
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                 $ 224,670       27.12%    $ 210,877         28.60%     $ 201,263           29.68%

    Acquisition & Development                      105,433       12.73        71,995          9.76         59,267            8.74
Real Estate - mortgage loans
    Non-Residential                                 79,730        9.62        58,562          7.94         61,902            9.13

    Residential                                    271,575       32.78       272,553         36.97        240,617           35.49
    Home equity and second mortgages                76,542        9.24        61,699          8.37         59,169            8.73
---------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                          $ 757,950       91.49     $ 675,686         91.64      $ 622,218           91.77
---------------------------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                   $  27,869        3.36     $  22,896          3.11      $  18,700            2.76
    Mezzanine                                       13,462        1.63         4,138          0.56             --              --
    Leases                                           1,073        0.13         3,354          0.45          4,383            0.65
    Consumer and other                              28,099        3.39        31,263          4.24         32,693            4.82
---------------------------------------------------------------------------------------------------------------------------------
Total other loans                                $  70,503        8.51     $  61,651          8.36      $  55,776            8.23
---------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                     $ 828,453      100.00     $ 737,337        100.00      $ 677,994          100.00
---------------------------------------------------------------------------------------------------------------------------------
    Undisbursed portion of loans in process       (121,082)                 (106,704)                     (94,164)
    Deferred fees and other unearned income            437                       (18)                        (682)
    Reserves for loan losses                        (7,288)                   (7,345)                      (7,550)
=================================================================================================================================
Loans receivable, net                            $ 700,520                 $ 623,270                    $ 575,598
=================================================================================================================================

Non-Performing Assets

         Total problem assets, which include non-accrual loans, loans classified as problem assets by Asset Classification Committee (ACC) and real estate acquired through the settlement of loans, increased by $2,652,000 or 23.39% to $13,990,000 at December 31, 1999 from $11,338,000 at March 31, 1999.
Additionally, total problem assets decreased $53,000 or 0.38% since the December 31, 1998, level of $14,043,000. The primary reason for the increase from March 31, 1999 is due to an increase in non-accrual residential real estate mortgages. Total problem assets as a percent of total assets increased to 1.16% at December 31, 1999 from 0.92% and 1.03% at March 31, 1999 and December 31, 1998,
respectively. At December 31, 1999, the Company had non-accrual loans of $9,130,000 compared to $6,692,000 at March 31, 1999 and $9,773,000 at December
31, 1998. Interest income not recognized on these loans amounted to $387,000 during the nine months of fiscal 2000 and $632,000 for the same period last year.

          In addition, at December 31, 1999, the ACC identified $3,458,000 of potential problem loans an increase of $908,000 or 35.61% compared to $2,550,000 at March 31, 1999 and $1,031,000 or 42.48% from $2,427,000 at December 31, 1998, respectively. Real estate owned decreased by $694,000 or 33.11% to $1,402,000 at December 31, 1999, from $2,096,000 at March 31, 1999 and by $441,000 or 23.93%
from $1,843,000 at December 31, 1998. During the nine months of fiscal 2000, the Bank recorded $50,000 in additional reserves against real estate owned compared to $231,000 during the same period last year.

         The following table reflects non-accrual loans, potential problem loans, restructured loans and real estate owned as of the dates indicated. Potential problem loans are those which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC regardless of payment status.

NON-PERFORMING ASSETS, POTENTIAL PROBLEM LOANS AND RESTRUCTURED LOANS


                                                DECEMBER 31,    September 30,     June 30,        March 31,     December 31,
(dollars in thousands)                              1999            1999            1999            1999            1998
----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
Residential real estate-construction              $    801        $    383        $    273        $    497        $  1,382
Residential real estate-mortgage                     7,312           6,713           7,657           5,094           7,101
Commercial real estate                                  50              38              37             282              51
Commercial                                             156              95              54              37             297
Commercial leases                                      119             120             311             311             504
Installment                                            692             538             494             471             438
--------------------------------------------------------------------------------------------------------------------------
Total non-accrual                                    9,130           7,887           8,826           6,692           9,773
--------------------------------------------------------------------------------------------------------------------------
Potential problem loans                              3,458           2,980           2,902           2,550           2,427
--------------------------------------------------------------------------------------------------------------------------
Total non-accrual and problem loans               $ 12,588        $ 10,867        $ 11,728        $  9,242        $ 12,200
--------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                               1,402           1,674           1,833           2,096           1,843
--------------------------------------------------------------------------------------------------------------------------
Total problem assets                              $ 13,990        $ 12,541        $ 13,561        $ 11,338        $ 14,043
--------------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                     1.16%           1.06%           1.11%           0.92%           1.03%
--------------------------------------------------------------------------------------------------------------------------
Total problem assets/Net loans plus
  Reserves                                            1.98%           1.86%           2.08%           1.80%           2.41%
--------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses/Total
  Problem assets                                     52.09%          56.81%          53.47%          64.78%          53.76%
--------------------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE



At December 31, 1999                     Residential                                                                  % of Total
                                     ------------------      Comm'l                                                       by
(dollars in thousands)                Const        Mtgs     R-Estate    Comm'l    Leases    Installment    Total       Location
--------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                              $  391          --      $   50      $156      $119         $692      $ 1,408        9.96%
Augusta                                  74          --          --        --        --           --           74        0.52%
Jacksonville                            134          --          --        --        --           --          134        0.95%
Charlotte                               202          --          --        --        --           --          202        1.43%
Various locations                        --       7,312          --        --        --           --        7,312       51.76%
-----------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                    801       7,312          50       156       119          692        9,130       64.62%
-----------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                 100          --       3,330        28        --           --        3,458       24.48%
-----------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans        100          --       3,330        28        --           --        3,458       24.48%
-----------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                  15          70         269        --        --           --          354        2.50%
Augusta                                  --         244          --        --        --           --          244        1.73%
Hinesville                              230          --          --        --        --           --          230        1.63%
Aiken                                    66          --          --        --        --           --           66        0.47%
All other locations                     110         536          --        --        --           --          646        4.57%
-----------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)           421         850         269        --        --           --        1,540       10.90%
-----------------------------------------------------------------------------------------------------------------------------
Total problem assets by type         $1,322      $8,162      $3,649      $184      $119         $692      $14,128      100.00%
-----------------------------------------------------------------------------------------------------------------------------
% of total problem assets by
  type                                 9.36%      57.77%      25.83%     1.30%      .84%        4.90%      100.00%
-----------------------------------------------------------------------------------------------------------------

(1) Does not include reserves of $138,410: real estate owned, net, equals $1,401,926.

Concentrations to Single Borrowers

         At December 31, 1999, the Bank has two borrowers located in the metro Atlanta area with classified loans in the amounts of $2,119,774 and $794,965, respectively. Both loans are non-residential mortgage loans and are paid current. The Bank is monitoring the borrowers' financial results and cashflow.

Loan Impairment

         Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans and amounted to $153,000 at December 31, 1999, a decrease of $428,000 or 73.67% from $581,000 at March 31, 1999 and $367,000 or 70.58% from $520,000 at December 31,
1998. A loan is considered impaired when a loan is classified as non-accrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. At December 31, 1999, March 31, 1999 and December 31, 1998, the valuation allowance related to these impaired loans was $39,000, $214,000 and $280,000, respectively, which is included in the reserve for loan losses as presented in the following table. At December 31, 1999, March 31, 1999 and December 31, 1998, all impaired loans had a related loan loss reserve. During the nine months of fiscal 2000, the Company charged-off $287,752 against loan loss reserves compared to $257,000 for the same period last year. For the third quarter and nine months of fiscal 2000, the average recorded investment in impaired loans was $153,000 and $299,000 compared to $1,064,000 and $1,676,000 for the same periods a year ago.

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

Reserve for Loan Losses

         The Company set aside $200,000 and $627,000, respectively, of additional reserves for possible loan losses during the third quarter of fiscal 2000 and 1999. During the nine months of fiscal 2000, the Company set aside $600,000 compared to $1,881,000 for the same period last year. At December 31, 1999, reserves represented 1.05% and 1.10% of average loans receivable, net, outstanding for the third quarter and nine months of fiscal 2000 compared to 1.34% and 1.39% for the same periods one year ago. During the third quarter and nine months of fiscal 2000, the Company charged-off loans in the amount of $347,000 and $1,226,000, respectively, compared to $483,000 and $1,221,000 for the same periods last year. In the third quarter and nine months of fiscal 2000, net charge-offs represented 0.02% and 0.13% of average loans receivable, net, outstanding, a decrease from 0.19% and 0.21% for the third quarter and nine months of fiscal 1999. Loan loss reserves totaled $7,288,000 at December 31, 1999 compared to $7,345,000 and $7,550,000 at March 31, 1999 and December 31,
1998, respectively. Loan loss reserves to total problem assets decreased to 52.09% at December 31, 1999 from 64.78% at March 31, 1999 and 53.76% at December 31, 1998. An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the reserves for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the reserve for losses.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES



(dollars in thousands)
                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         DECEMBER 31,                    DECEMBER 31,
                                                                ---------------------------------------------------------------
                                                                      1999              1998           1999            1998
                                                                ---------------------------------------------------------------
Reserve for loan losses, beginning of period                        $  7,125          $  7,184       $  7,345        $  6,505
  Charge-offs:
    Real estate - construction                                            --                --             10              --
    Real estate - mortgage                                               103                 7            220             273
    Consumer                                                             205               205            676             642
    Commercial                                                            39                14            290              33
    Commercial leases                                                     --               257             30             273
-------------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                347               483          1,226           1,221
  Recoveries                                                             310               222            569             385
-------------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                         37               261            657             836
  Provision for loan losses                                              200               627            600           1,881
-------------------------------------------------------------------------------------------------------------------------------
  Reserve for loan losses, end of period                            $  7,288          $  7,550       $  7,288        $  7,550
-------------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period         $693,623          $562,314       $661,354        $542,216
-------------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net             0.02%             0.19%          0.13%           0.21%
-------------------------------------------------------------------------------------------------------------------------------
  Reserves to average loans receivable, net                             1.05%             1.34%          1.10%           1.39%
-------------------------------------------------------------------------------------------------------------------------------

Deposits

         Deposits are the Company's primary funding source. During the nine months of fiscal 2000, total deposits decreased $148,103,000 or 16.84% to $731,562,000 from $879,665,000 at March 31, 1999. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its branches located in metro Atlanta. The decline in deposits was primarily in certificates of deposit, which decreased $98,742,000 or 16.76% to $490,565,000 at December 31, 1999 from $589,307,000 at March 31, 1999 and $137,506,000 or
21.89% from $628,071,000 December 31, 1998. The decline is principally due to a planned decline in high cost six-month certificates of deposits. Demand deposits including non-interest bearing deposits, interest-bearing deposits, savings accounts and money market accounts decreased $49,361,000 or 17.0% to $240,997,000 at December 31, 1999 from $290,358,000 at March 31, 1999 and
$16,650,000 or 6.46% from $257,647,000 at December 31, 1998.

         For the periods indicated, deposits are summarized by type and remaining term as follows:


DEPOSIT MIX
                                                    DECEMBER 31,         March 31,         December 31,
(dollars in thousands)                                  1999               1999                1998
Demand deposits:

  Noninterest-bearing deposits                        $ 47,594            $ 45,737           $ 52,623
  Interest-bearing deposits                             90,575             122,183             82,098
  Money market accounts                                 70,794              85,516             87,341
  Savings accounts                                      32,034              36,922             35,585
                                            ----------------------------------------------------------
    Total demand deposits                              240,997             290,358            257,647
                                            ----------------------------------------------------------

Time deposits:
  Maturity one year or less                            351,659             427,203            460,868
  Maturity greater than one year through
    two years                                           55,604              71,337             71,759
  Maturity greater than two
    years through three years                           32,145              25,568             30,890
  Maturity greater than three years                     51,157              65,199             64,554
                                            ----------------------------------------------------------
    Total time deposits                                490,565             589,307            628,071
                                            ----------------------------------------------------------
               Total deposits                         $731,562            $879,665           $885,718
                                            ----------------------------------------------------------

         The weighted average interest rate on time deposits at December 31, 1999, March 31, 1999 and December 31, 1998, was 5.46%, 5.60% and 5.75%.

         For the periods indicated, interest expense on deposits is summarized as follows:

(dollars in thousands)                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,           DECEMBER 31,
                                               ------------------------------------------------
                                                       1999       1998       1999       1998
                                               ------------------------------------------------
 Interest-bearing deposits                            $  737    $   814     $ 2,437    $ 2,679
 Money market accounts                                   728        842       2,433      1,902
 Savings accounts                                        132        226         476        697
 Time deposits                                         6,841      8,625      21,612     25,910
                                               ------------------------------------------------
   Total                                              $8,438    $10,507     $26,958    $31,188
                                               ------------------------------------------------

Federal Home Loan Bank Advances

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At December 31, 1999, advances were $297,750,000 compared to $157,500,000 at March 31, 1999 and
$251,550,000 at December 31, 1998. At December 31, 1999, the weighted average interest rate on these borrowings was 5.15% compared to 5.38% at March 31, 1999 and 5.34% at December 31, 1998.

Guaranteed Preferred Beneficial Interests in Debentures

         On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities) offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Subordinated 8.50% Debentures (the "Debentures") of the Company. The sole asset of the Trust is the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. At December 31, 1999, guaranteed preferred beneficial interests in debentures was $28,750,000. The weighted average interest rate is 8.65%.

Liquidity and Capital Resources

Liquidity Management

         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At December 31, 1999, the Company's liquidity ratio was 5.44%. At December 31, 1999, the Company had commitments to originate mortgage loans of approximately $18,320,000. The Company had commitments to sell loans of approximately $44,500,000 at December 31, 1999.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle Mortgage. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $468,543,000 or 42.17% to $642,547,000 for the nine months of fiscal 1999 compared to $1,111,090,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB and deposits.

Cash Flows from Operating Activities

         For the nine months of fiscal 2000, cash provided from operating activities was $100,494,000 compared to a use of $94,085,000 for the same period one year ago. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the nine months of fiscal 2000, the Company originated and sold $642,547,000 and $748,064,000 of loans held for sale, respectively, resulting in a $105,517,000 source of cash. For the same period last year, the Company originated and sold

$1,111,090,000 and $1,023,802,000 of loans held for sale, respectively, resulting in a use of cash of $87,288,000.


Cash Flows from Investing Activities

         During the nine months of fiscal 2000, the Company used $96,018,000 of cash for investing activities compared to a use of $139,008,000 for the same period last year. In the nine months of fiscal 2000, the primary use of cash was for loan originations, net of repayments in the amount of $72,115,000, compared to $38,513,000 for the same period last year. For the nine months of fiscal 2000, purchases and repayments of securities available for sale and investment securities held to maturity resulted in a $7,576,000 use of cash. Comparatively, for the nine months of fiscal 1999, purchases and repayments of securities available for sale and investment securities held to maturity resulted in a $89,273,000 use of cash. During the nine months of fiscal 2000, the Company invested an additional $29,316,000 in real estate projects and received proceeds of $20,269,000. During the nine months of fiscal 1999, the Company invested an additional $12,495,000 in real estate projects and received proceeds of $2,923,000.

Cash Flows from Financing Activities

         Cash used by financing activities during the nine months of fiscal 2000, was $6,494,000 compared to cash provided of $225,162,000 during the same period one year ago. The decline in the Company's deposits was the most significant factor. Deposits decreased by $148,103,000 during the nine months of fiscal 2000 as compared to an increase of $106,743,000 during the same period last year. This decline was a conscious strategy to eliminate certain high cost deposits. The Company borrowed $637,672,000 and repaid $491,313,000 for the nine months of fiscal 2000. This compares to borrowings of $763,616,000 and repayments of $664,321,000 for the same nine months last year. In the second quarter of fiscal 1999, the Company raised $28,750,000 of additional capital through a new issue of trust preferred securities. In addition, pursuant to the Company's stock repurchase plan, the Company used cash of $811,000 to repurchase common stock in the nine months of fiscal 2000 compared to a use of $3,177,000 in the same period last year. The Company paid cash dividends to its shareholders of $2,669,000 and $2,717,000 for the nine months of fiscal 2000 and 1999, respectively.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At December 31, 1999, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. On July 29, 1998, the Company closed a public offering of trust preferred securities raising $28,750,000 of capital. The Company contributed $11,000,000 of the proceeds to the Bank.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In the third quarter of fiscal 2000, the Bank paid the Company a cash dividend of $4,200,000. In fiscal 1999, the Bank paid no dividends to the Company. The Company contributed capital of $12,000,000 to the Bank during fiscal 1999.

REGULATORY CAPITAL
--------------------------------------------------------------------------------------------------------------
                                       Regulatory               Required                    Excess
(dollars in thousands)                  Capital       %          Capital        %           Capital      %
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
RISK-BASED RATIOS:
  TIER 1 CAPITAL                       $70,229       9.55        $29,404       4.00         $40,825      5.55
  TOTAL CAPITAL                         77,146      10.49         58,808       8.00          18,338      2.49
TIER 1 LEVERAGE                         70,229       5.93         47,352       4.00          22,877      1.93
TANGIBLE EQUITY                         70,229       5.74         18,365       1.50          51,864      4.24
--------------------------------------------------------------------------------------------------------------
March 31, 1999 Risk-based ratios:
  Tier 1 capital                       $69,810       9.97        $28,012       4.00         $41,798      5.97
  Total Capital                         76,996      10.99         56,024       8.00          20,972      2.99
Tier 1 leverage                         69,810       5.77         48,421       4.00          21,389      1.77
Tangible equity                         69,810       5.25         19,951       1.50          49,859      3.75
--------------------------------------------------------------------------------------------------------------
December 31, 1998 Risk-based ratios:
  Tier 1 capital                       $68,543       9.12        $30,077       4.00         $38,466      5.12
  Total Capital                         75,410      10.03         60,154       8.00          15,256      2.03
Tier 1 leverage                         68,543       5.09         53,868       4.00          14,675      1.09
Tangible equity                         68,543       5.11         20,134       1.50          48,409      3.61
--------------------------------------------------------------------------------------------------------------

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

         The Bank strongly denies Plaintiffs' entitlement to any relief and believes its Counterclaim, as amended, has merit. The Bank believes, among other things, that Plaintiffs were properly terminated for cause. In addition to other grounds for termination for cause, the Bank has uncovered substantial evidence that Plaintiffs were engaged in numerous other business pursuits while employed by the Bank, contrary to and in violation of their Employment contracts. Under the Agreement, termination of either Plaintiff for cause precludes Plaintiffs from exercising the purchase option. Moreover, the Bank believes that even if the purchase option were applicable, Plaintiffs would have the right to purchase only those assets used in the operation of the business in division offices and would have no right to purchase loans made by the Bank, and that even if such loans could be purchased, Plaintiffs would be required to assume the obligations giving rise to them.

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

                                       EAGLE BANCSHARES, INC.
                                            (Registrant)


Date:  February 16, 2000               /s/ Conrad J. Sechler, Jr.
                                       --------------------------------------
                                       Conrad J. Sechler, Jr.
                                       Chairman of the Board, President and
                                       Principal Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date:  February 16, 2000               /s/ Richard B. Inman, Jr.
                                       ---------------------------------------
                                           Richard B. Inman, Jr.
                                           Director, Secretary and Treasurer



Date:  February 16, 2000               /s/ Conrad J. Sechler, Jr.
                                       ---------------------------------------
                                           Conrad J. Sechler, Jr.
                                           Chairman of the Board and President



Date:  February 16, 2000               /s/ LuAnn Durden
                                       ---------------------------------------
                                           LuAnn Durden
                                           Chief Financial Officer

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS

Exhibit
Number             Description                                        Page No.
-------            -----------                                        --------
11                 Computation of per share earnings                    41
27                 Financial Data Schedule (for SEC use only)