Form 10-K405
period 2000-03-31
EAGLE BANCSHARES INC
filed 2000-06-29
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2000.

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission file number 0-14379


                             EAGLE BANCSHARES, INC.


                      Incorporated in the State of Georgia

                  IRS Employer Identification Number 58-1640222

              Address: 4419 Cowan Road, Tucker, Georgia, 30084-4441

                            Telephone: (770) 908-6690



         Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act: Common stock, par value $1.00, which is listed on the Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 19, 2000, Eagle Bancshares, Inc. had 5,637,135 shares of common stock outstanding. The aggregate market value of Eagle Bancshares, Inc. common stock held by nonaffiliates was $55,398,689, based upon the closing price on June 19, 2000.


                       Documents Incorporated by Reference
         Portions of the definitive proxy statement for the 2000 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part
III)


                          Index of Exhibits on Page 51

                             EAGLE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


Item                                                                              Page
Number                                                                           Number
------                                                                           ------
                                      PART I

1.   Business ..................................................................    3

2.   Properties ................................................................   21

3.   Legal Proceedings .........................................................   22

4.   Submission of Matters to a Vote of Security Holders .......................   22

                                      PART II

5.   Market for the Registrant's Common Equity
       and Related Stockholder Matters ........................................    23

6.   Selected Consolidated Financial Data ......................................   24

7.   Management's Discussion and Analysis of
       Results of Operations and Financial Condition ...........................   25

8.   Financial Statements and Supplementary Data ...............................   47

9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure .....................................   47

                                     PART III

10.  Directors and Executive Officers of the Registrant ........................   48

11.  Executive Compensation ....................................................   48

12.  Security Ownership of Certain Beneficial Owners
       and Management ..........................................................   48

13.  Certain Relationships and Related Transactions ............................   48

                                      PART IV

14.  Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K......................................................   48

Signatures......................................................................   50

Index of Exhibits...............................................................   51

                                          PART I

ITEM 1. BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Eagle Bancshares, Inc. (the "Company" or "Eagle") is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Bank ("Tucker Federal" or the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the metropolitan Atlanta area through its full service branch offices and provides Internet banking at justrightbank.com. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has two active subsidiaries, Prime Eagle Mortgage Corporation ("PrimeEagle") and Eagle Service Corporation.

     As a unitary thrift holding company, Eagle is permitted, under current regulations, to engage in activities that bank holding companies cannot. In 1991, the Company formed EREA to perform third-party real estate brokerage activities. In 1994 EREA began its first real estate development and sales activities and brokerage services. Since then EREA has developed approximately 15 properties. EBCG was formed in December 1997 to serve the Bank's growing base of small- and medium-sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership.

     Over the previous three years, Eagle has remained focused on its community banking franchise in the Atlanta metropolitan area. Expanding the Bank's footprint through the acquisition of a bank holding company, the employment of a highly qualified commercial lending group and the continued commitment to the Bank's construction lending activities will be enhanced by the previous year's initiatives to become Atlanta's click and mortar community banking franchise through justrightbank.com. Tucker Federal Bank (the traditional brick and mortar bank) and justrightbank.com (the Bank's Internet banking site) will increase franchise value through a co-branding marketing campaign designed to create a financial destination for customers through alliances offering best of breed financial services.

     On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17 percent interest in Brinkman Technologies, Inc. ("BTI"). At the same time, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company called NextBill.com ("NextBill") a recent spin-off of BTI. The initial investment in NextBill consists of preferred stock bearing a 10 percent dividend and warrants representing the right to a majority of the common stock in NextBill. It is the Company's intention to participate in the EBPP marketplace through its ownership in NextBill and services offered by justrightbank.com. The twofold strategy includes licensing NextBill software to larger billers, as well as, providing outsourced EBPP capabilities through justrightbank.com.

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

     The purchase price of the transaction was approximately $18,500,000 based on the average of the closing bid and ask price quoted for Eagle Bancshares on the Nasdaq National Market for the 30 consecutive trading days ending on the date that was five trading days prior to the closing date. Based on the calculated stock price, SCFC shareholders received 1.162 shares of Company stock for each share of SCFC stock. As a result, the Company issued 1,107,494 shares of common stock.

     In accordance with the Company's long term growth strategy, effective February 15, 1996, the Company issued 1,435,000 shares of common stock and raised $21,483,000 of equity in a secondary offering. The additional capital has been employed to support the Company's growth.

     The Company is engaged in four lines of business through its subsidiaries: community banking, mortgage banking, mezzanine financing and real estate development and sales. At March 31, 2000, the Company had total assets of $1,245,071,000 total deposits of $769,952,000 and total stockholders' equity of $74,471,000.

     Management believes the best way to maximize long-term shareholder value is to continue to improve financial performance and operating efficiency and to continue to grow market share in the metropolitan Atlanta area. The Company's long-term strategy is focused on increasing shareholder value by creating competitive advantages in targeted business niches. Historically, the Company's strategic intent was to create financial solutions for our customers through innovative products. For the coming year the Company's strategic plan is focused on enabling financial commerce and de-emphasizing commodity businesses. The Company's strategic plan is focused on four areas:

         - Growing market share in metropolitan Atlanta to increase franchise value.

         - Becoming Atlanta's click and mortar bank by co-branding justrightbank.com and Tucker Federal Bank.

         -        Increasing commercial banking relationships.

         - Utilizing NextBill to play an important role in payment processing for our customers.

     Based on total assets as of March 31, 2000, the Bank is one of the largest local financial institutions headquartered in the metropolitan Atlanta area. The Bank has a significant strategic opportunity, as one of Atlanta's leading community banks, to enhance its franchise value by co-branding justrightbank.com and Tucker Federal Bank. The Company's current technology, including its EBPP capabilities coupled with its asset size and legal lending limit per borrower, permit it to serve middle market customers more effectively than many smaller Atlanta community banks. The Bank's competitive advantage lies in its ability to provide a full range of financial products with personalized service and local decision making. Additionally, management believes that many local borrowers are being under served as a result of the recent acquisitions of many of Atlanta's banks by large out-of-state banks and that the Bank will continue to build franchise value by increasing market share in the metropolitan Atlanta area.

     The Company creates a strategic advantage by utilizing its experience and historic commitment to construction lending. Because of the Company's long-term participation in the Atlanta construction lending market, it has been able to develop a core business of relationships with its homebuilders in the high growth counties surrounding Atlanta. The Company has relationships with approximately 165 homebuilders in the Atlanta metropolitan area and does not have significant concentration with any homebuilder or in any particular market area.

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

     The Company has made, and may continue to make, various forward-looking statements with respect to financial and business matters. The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "A Warning About Forward-Looking Information" on page 20.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     COMMUNITY BANKING - The Bank is primarily engaged in making construction, commercial and consumer loans funded by attracting deposits from the general public and borrowing from the Federal Home Loan Bank (the "FHLB"). For the year ended March 31, 2000, the Company's community banking income increased 86.06 percent to $10,094,000 compared with $5,425,000 in the same period a year ago. Return on segment assets for the year ended March 31, 2000, was 0.86 percent compared to 0.46 percent for the same period last year. The Company continued to build its Atlanta franchise in 2000 by improving the earnings of its community banking segment. These efforts were focused on improving the Community Bank's earnings by expanding the loan portfolio and capitalizing on the efficiencies of automation. The community bank has reorganized its management structure to provide for a higher level of customer service and to emphasize its e-commerce initiatives through justrightbank.com. The Company intends to expand its portfolio of commercial and consumer loans to increase its level of higher yielding assets in its loan portfolio. In addition, management identified opportunities to improve operational efficiencies, and recently was able to rightsize its staff. The benefits of the rightsizing program were reflected in the improvement in the Community Bank's efficiency ratio. The efficiency ratio for the year ended March 31, 2000, improved to 62.08 percent compared to 74.39 percent for the same period last year. The principal sources of income for the Bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses and data processing expenses.

     The Bank competes for loans and deposits with many financial institutions that are larger and have greater financial resources. The Bank is co-branding justrightbank.com and its Internet banking products with Tucker Federal. In order to remain competitive, the Bank attempts to identify the specific needs of its target markets and to design financial products and services to fill those needs. Additionally, many customers of the Bank express a desire to bank with a local financial institution. The Bank believes this community banking niche is one Tucker Federal can fill with a level of current technologies and personal service applied to each customer that may not be available from larger regional financial institutions.

     MORTGAGE BANKING - The mortgage banking segment originates single family mortgage loans through retail loan production offices in the southeast and a wholesale group which operates from a single production office in Ponte Vedra, Florida. The wholesale group purchases loans from correspondents who operate in markets outside of its retail mortgage offices area, primarily in the northeastern United States. For the year ended March 31, 2000, the Company's mortgage banking activities resulted in losses of $4,427,000 compared with income of $1,197,000 in the same period a year ago. The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. The Company is evaluating various alternatives to improve profitability including, among others, continued rightsizing, the possible sale or discontinuing operations.

     The dollar amount of loans closed during the current year declined 53.26 percent to $642,547,000 compared to loan closings of $1,374,603,000 during the year ended March 31, 1999. This decline is the result of an increase in interest rates nationwide and is comparable to the overall deterioration in the mortgage lending market.

     The mortgage banking segment generates revenues through selling substantially all of the fixed rate permanent mortgage loans originated to investors and interest on permanent mortgage loans. Its primary source of fee income is derived from services including loan application and origination, the gain or loss on the sales of loans to third parties and from the sales of mortgage servicing rights. Proceeds from sales of mortgage servicing rights are the largest component of total mortgage production fees. Management's analysis of the timing of mortgage prepayments and fluctuations in the value of servicing rights impacts the Company's decision to retain or sell servicing. As a result of this analysis, the Company has sold substantially all of its fixed rate mortgage loans on a servicing released basis.

     REAL ESTATE ACTIVITIES - EREA performs real estate development and sales activities and third-party real estate brokerage services in metropolitan Atlanta. For the year ended March 31, 2000, Eagle Real Estate Advisors generated income of $3,639,000, compared with $1,856,000 in the same period a year ago. In the year ended March 31, 2000 gains on the sale of investment in real estate were $7,135,000 versus $3,389,000 for the same period a year ago.

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

     MEZZANINE FINANCING - EBCG provides financing for the growing base of small- and medium-sized businesses. For the year ended March 31, 2000, Eagle Bancshares Capital Group generated income of $1,268,000 compared with $1,931,000 in the same period a year ago. Substantially all of those earnings were attributable to interest and fees on loans. The mezzanine-financing group invested over $14,970,000 million in the year ended March 31, 2000 and generated $48,430,000 million of new loans for the Bank.

     Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage, and experienced management teams with significant ownership. Management identifies investment opportunities through the Bank's customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants. The principal sources of income for EBCG are interest, fees collected on loans and equity participation agreements.

     For financial information regarding industry segments, see Note 14 of Notes to Consolidated Financial Statements.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company is headquartered in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. Growth in the metropolitan Atlanta area and ongoing consolidation of the financial services industry have resulted in significant increases in loans, deposits, and customers at the Bank. The Bank has also benefited from industry consolidation by hiring experienced banking executives. In addition, the Company has capitalized on the benefits of its unique charter, a unitary thrift holding company, through its real estate development and sales subsidiary EREA. In recent years, the metropolitan Atlanta area has enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability will depend in part on the continued growth and the economic conditions in the metropolitan Atlanta area.

     The Company's long-term strategic business plan is focused on providing a broad array of financial services to consumers and small- and medium-sized businesses that consider personalized service and local decision-making an important component of a banking relationship. The Company's plan has four basic initiatives:

INCREASING FRANCHISED VALUE BY GROWING MARKET SHARE IN METROPOLITAN ATLANTA

     With assets exceeding $1 billion, the Company is one of the largest independent community financial institutions located in metropolitan Atlanta. The Bank will continue to benefit from its sales culture by selling more products to existing customers through its relationship banking program. The Bank will also continue the strategic expansion of its branch system footprint.

CO-BRANDING JUSTRIGHTBANK.COM AND TUCKER FEDERAL BANK AS ATLANTA'S CLICK AND MORTAR BANK

     This approach allows the Bank to attract new customers through a different delivery channel. We will form strategic alliances with other financial service providers so that justrightbank.com will become an important distribution channel for best of breed financial products for our existing and new customers. Justrightbank.com will also use the NextBill software in order to differentiate our service offerings, increase cross-selling opportunities and reduce cost for the Bank and its customers.

INCREASING COMMERCIAL BANKING RELATIONSHIPS

     Personal relationships and local decision-making are important considerations for small- and medium-sized businesses. The Company's size allows it to offer a full range of financial products and services to business customers with a consultative banking approach exceeding the service being provided by larger financial institutions.

UTILIZE NEXTBILL TO PROVIDE EBPP

     By utilizing the Company's strategic investment in NextBill.com the Bank will attempt to play an increasingly important role in payment processing for its customers. Electronic bill presentment and payment provides an important application for the Company's banking products and provides important cost savings, enhanced customer care and opportunities to benefit from NextBill's sticky Internet application.

LENDING ACTIVITIES

GENERAL

     The Bank's loan portfolio consists of mortgage, construction, commercial, consumer, home equity and SBA loans offered through its construction and commercial lending departments, bank branches and retail loan production offices located in metropolitan Atlanta and in the southeast. In each market, the Bank follows the same stringent underwriting and construction monitoring procedures. As a result of the acquisition of SCFC and the addition of new commercial lending officers, the Bank has increased its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area.

REAL ESTATE MORTGAGE LOANS

     Historically, the Bank's principal lending operation has been the origination of permanent single family residential mortgage loans. However, this activity may decline as the Company de-emphasizes commodity businesses. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for retention in the Bank's loan portfolio. Generally, the Bank retains the adjustable rate mortgage loans that it originates and sells the fixed rate loans that it originates. See "Lending Activities -- Loan Sales and Purchases."

     In the case of owner-occupied single family residences, for creditworthy borrowers, the Bank may make permanent residential mortgage loans for up to 100 percent of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units generally are made for up to 75 percent of the appraised value. Substantially all conventional loans with loan-to-value ratios in excess of 80 percent generally have private mortgage insurance covering that portion of the loan in excess of 75 percent of the appraised value. The borrower generally pays the cost of this insurance either through a single premium paid at the time of loan origination or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in the Bank's market areas.

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

     In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous five fiscal years. The Company does not expect its percentage of construction loans to total loans to increase significantly above the March 31, 2000 level. Construction and acquisition and development loans at March 31, 2000, were $231,108,000 or 27.60 percent of the Bank's loan portfolio, including loans held for sale, plus reserves. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels of unsold homes by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a construction inspection and appraisal network staffed by employees and third party contractors. The Company's staff closely monitors construction progress and loan draws throughout the process. In addition, no single customer accounts for more than 2 percent of the Bank's loans.

COMMERCIAL REAL ESTATE LOANS

     Interim construction and permanent commercial real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, storage facilities, nursing homes, extended stay lodging facilities and motels located in the Company's primary lending areas. Construction and permanent commercial real estate loans are generally made up to 80 percent of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs, and sales of comparable projects. Interest rates are generally determined by market conditions. Commercial construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the Bank's base rate or the nationally quoted prime rate. Permanent commercial real estate loans are typically made based on 15 to 25 year amortization periods with five to ten year maturities. Interest rates on permanent loans are generally tied to U.S. Government Treasury securities, the Bank's base rate or the nationally quoted prime rate. As of March 31, 2000, the Company had outstanding $80,982,000 in loans secured by commercial real estate which constitute 9.67 percent of the Bank's total loan portfolio.

COMMERCIAL BUSINESS LOANS

     The Company makes various types of commercial loans to creditworthy borrowers for the purposes of financing accounts receivable, equipment, capital projects and other legitimate business needs. The Company also purchases loans from other financial institutions and companies. The Company evaluates creditworthiness of business loans on the basis of the borrowers' financial strength including analysis of their profitability, cash flow, balance sheet trends and the liquidation value of collateral. The Company assigns a credit rating to each borrower based, among other things, on the borrower's historical cash flow, financial strength, paying habits, business prospects, debt structure and capitalization, and the reputation and character of its principals. Commercial business loans normally carry interest rates indexed to the Company's base rate, LIBOR, nationally quoted prime rate and U.S. Government Treasury securities. Commercial business loans as of March 31, 2000 were approximately $29,499,000 or 3.52 percent of the total loan portfolio.

     In 1993, the Company began a leasing operation, which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience a decline in the yield earned and delinquencies in the leasing portfolio. As a result, the Bank discontinued the leasing activities during fiscal year 1997. Leases remaining at March 31, 2000, were $802,000 or 0.10 percent of total loans.

CONSUMER LOANS

     The Company makes both secured and unsecured consumer loans for personal or household purposes. In addition, the Company has been successful in the origination of home equity loans (loans secured by the equity in the borrower's residence but not necessarily used for the purpose of home improvement). At March 31, 2000, total consumer loans constituted $26,045,000 or 3.11 percent of the Company's total loan portfolio. The Company intends to continue prudent expansion of its consumer lending activities, subject to market conditions, as part of its plan to become a full service financial institution providing a wide range of personal financial services.

LOAN ORIGINATION AND PROCESSING

     The Company has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. The Bank has established Loan Committees that approve loan requests made by loan officers and must approve loans in amounts above $300,000. Additionally, the Bank's Board of Directors must approve loans of $2,000,000 or more. Eagle's Board of Directors approves every mezzanine financing and real estate development transaction. No independent authority has been delegated to EBCG or EREA.

     PrimeEagle actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans are underwritten to meet Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company's loans are approved by qualified underwriters in the markets they serve. These underwriters ensure that the loans are closed in accordance with the guidelines set forth by the Company's lending policy, by FNMA and FHLMC and by mortgage investors. In fiscal 2000, substantially all of the permanent mortgage loans originated by PrimeEagle were sold to private investors on a servicing released basis.

LOAN SALES AND PURCHASES

     Permanent first mortgage loans on residential real estate are originated for sale in the secondary market by PrimeEagle through its offices in the southeast. These loans are pooled and sold through an assignment of trade to private investors. Fluctuations in the value of servicing rights and management's analysis of loan prepayments impact the Company's decision to retain or sell mortgage loan servicing. Because of the risk of prepayment and the cost to service loans as compared to the service release premiums paid by investors, the Company sells substantially all of its permanent loans on a servicing released basis.

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

     After a loan has been made, loan officers are responsible for monitoring individual loans and analyzing continuously their loan portfolio to promptly identify and report problem loans. Loans are also reviewed by the loan committee, the ACC, and by the Bank's credit administration and loan review personnel. The loan officer responsible for a loan submits the loan to the loan committee for approval in accordance with the guidelines of the Bank's lending authority. Each commercial real estate and construction loan is given a rating, which the loan committee has the ability to approve or disapprove. In addition, the frequency of ongoing review is determined by the loan officer and approved by the Loan Committee. The loan officer, credit administration and the ACC, may determine that a loan or borrower's credit grading or review frequency should be changed in accordance with the framework provided by the Bank's grading system.

     The Bank's credit review personnel also periodically perform an analysis of the various components of its portfolio, including all significant credits on an individual basis. In order to analyze the adequacy of the ALLL, the Bank will segment the loan and lease portfolios into components which have similar characteristics. Characteristics considered include, but are not limited to, geographical location, risk classification, past due status, type of loan, loan grade, and industry or collateral. Estimates of credit losses reflect consideration of all significant factors that may affect the collectibility of the portfolio as of the evaluation date.

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

     The Bank will combine its estimates of the allowance needed for each component of the portfolio. The ALLL will be divided into two distinct portions:
(i) an amount for specific allocations on significant individual credits and
(ii) a general allowance amount. Within the general allowance section, the loan portfolio will be broken into as many segments as practical for the purpose of making allocation to the ALLL. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Provision for Loan Losses and Risk Elements."

ASSET LIABILITY MANAGEMENT

INTEREST RATE RISK

     The Bank operates under an interest rate risk policy approved by the Board of Directors of Tucker Federal through the Asset and Liability Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.

     The Bank's ALCO is comprised among others of the Chairman, the CEO, the President, the Executive Vice President and Secretary, the Executive Vice President and CFO, the Senior Vice President of Commercial Lending, the Senior Vice President of Finance and the First Vice President of Secondary Marketing. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors which are designed to meet three goals -- manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

     The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company's underwriting criteria; and (iii) actively managing the Company's interest rate risk exposure.

     The difference in interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." The Bank's Gap position is evaluated and reviewed continuously. A positive Gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative Gap indicates an excess of rate sensitive liabilities over rate sensitive assets. The Bank had a positive one year Gap of
10.66 percent as of March 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Market Risk."

     The Bank also operates under a secondary marketing policy. The secondary marketing policy applies to the use of forward commitments to sell mortgage-backed securities in order to hedge market exposure in the pipeline of single family mortgage loans originated for sale. The ALCO is responsible for the implementation of the policy. The policy outlines acceptable hedging instruments, sets limits on the maximum exposure to risk and outlines authority and responsibility for the implementation of the policy.

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

     Investment decisions are made by the ALCO and executed by authorized officers under the supervision of the Bank's Board of Directors pursuant to the Bank's investment policy. Brokers approved by the Board of Directors are used to effect securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 2000.

     Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either securities available for sale or investment securities held to maturity. The Company does not currently maintain a trading portfolio. At March 31, 2000, substantially all fixed rate mortgage-backed securities have been classified as securities available for sale based on management's determination that such securities may be liquidated prior to maturity. PrimeEagle classifies all permanent fixed rate loans originated as loans held for sale unless originated pursuant to a portfolio commitment to the Bank. As of March 31, 2000, $259,884,000 or 20.87 percent of the Company's assets were classified as available for sale or held for sale.

     At March 31, 2000, the Bank's investment portfolio consisted of United States Agency obligations, investment grade corporate debt securities, equity securities, trust preferred securities, and collateralized mortgage obligations. Additionally, the Bank holds investments in mortgage-backed securities. See Note 3 and Note 9 of the Notes to Consolidated Financial Statements.

INVESTMENT IN REAL ESTATE

     As of March 31, 2000, the Company has ownership interest in twelve real estate projects with real estate property totaling $44,956,000 and representing
3.61 percent of total assets. Set forth below is information regarding each of the projects. The most significant portion of the Company's investment in real estate is in land in the process of development for residential subdivisions. All twelve real estate investments are located in metropolitan Atlanta. The Company consolidates each project on a line-by-line basis in its financial statements.

     - Union Hill, LLC. In October 1994, the Company and an unaffiliated third party purchased 237 acres of land located in Forsyth County, Georgia for the purpose of developing an 85-lot single-family residential community, Holleybrooke, and a 427-lot single-family residential community, Chadbourne. As of March 31, 2000, the Company has developed and sold all 85 lots in Holleybrooke. As of March 31, 2000, the Company has developed 371 lots and sold 341 lots in Chadbourne. In addition, 30 lots are under contract and the Company is in the process of developing the remaining 56 lots. The Company has an 80 percent ownership interest and shares 50 percent in the profits of Union Hill after the allocation of the preferred return.

     - Rivermoore Park, LLC. In November 1996, the Company purchased 353 acres of land in Gwinnett County, Georgia, for the purpose of developing a 465-lot single-family residential community, Rivermoore Park ("Rivermoore"). As of March 31, 2000, the Company has developed 351 lots and sold 247 lots. In addition, 76 lots are under contract and 28 lots are available for sale. The Company has a 100 percent ownership interest in Rivermoore.

     - Lebanon Road, LLC. In July 1997, the Company and an unaffiliated third party purchased 63 acres of land in Gwinnett County, Georgia, for the purpose of developing a 130-lot single-family residential community, Sugarloaf Springs ("Sugarloaf"). As of March 31, 2000, the Company has developed and sold all 130 lots. The Company anticipates that Lebanon Road, LLC will be dissolved during fiscal 2001. The Company has a 60 percent ownership interest and shares 60 percent in the profits of Sugarloaf after the allocation of the preferred return.

     - Windsor Parkway Development, LLC. In September 1998, the Company purchased 14.6 acres of land in DeKalb County, Georgia, for the purpose of developing a 51-lot single-family residential community, Windsor Park ("Windsor"). As of March 31, 2000, the Company has developed all 51 lots and sold 36 lots. The remaining 15 lots are under contract. The Company has a 100 percent ownership interest in Windsor.

     - Johnson Road Development, LLC. In November 1998, the Company purchased
21.3 acres of land in Gwinnett County, Georgia, for the purpose of developing a 99-lot single-family residential community, Pendleton Park ("Pendleton"). As of March 31, 2000, the Company has developed all 99 lots and sold 35 lots. The remaining 64 lots are under contract. The Company has a 100 percent ownership interest in Pendleton.

     - Riverside Road Development, LLC. In August 1999, the Company and an unaffiliated third party purchased 21 acres of land in Fulton County, Georgia, for the purpose of developing a 21-lot single-family residential community. As of March 31, 2000, the Company is in the process of developing the 21 lots. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

     -The Phoenix on Peachtree, LLC. In October 1999, the Company and an unaffiliated third party purchased 0.90 acres of land in Fulton County, Georgia, for the purpose of constructing a 70-unit high rise condominium. The Company has a 50 percent ownership interest and shares 50 percent in the profits. Profits are distributed to members only after the allocation of the preferred return and after achieving a minimum internal rate of return on the cash invested by the Company.

     - Eagle Mason Mill Development, LLC. In November 1999, the Company and an unaffiliated third party purchased 16 acres of land in DeKalb County, Georgia, for the purpose of developing an 81-lot single-family residential community. As of March 31, 2000, the Company is in the process of developing 18 lots. The Company has an 80 percent ownership interest and shares 80 percent in the profits after the allocation of the preferred return.

     - Eagle Timm Valley Development, LLC. In January 2000, the Company purchased 2.069 acres of land in Fulton County, Georgia , for the purpose of developing an 18-lot multi-family residential community. As of March 31, 2000, the Company is in the process of developing the 18 lots. The Company has a 100 percent ownership interest.

     - Eagle Acworth Development II, LLC. In January 2000, the Company purchased
8.86 acres of land in Cobb County, Georgia. The Company intends to resell the property to a third party. The Company has a 100 percent ownership interest.

     - Eagle Acworth Development III, LLC. In January 2000, the Company purchased 26.25 acres of land in Cobb County, Georgia. The Company intends to resell the property to a third party. The Company has a 100 percent ownership interest.

     - Eagle White Columns Development, LLC. In February 2000, the Company purchased 54 residential lots and 217 acres in Fulton County, Georgia, for the purpose of developing a 161-lot single-family residential community. As of March 31, 2000, the Company has sold 3 of the 54 developed lots. In addition, 13 lots are under contract and 38 lots are available for sale. The Company has a 100 percent ownership interest.

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

DEPOSITS

     The Bank offers a variety of savings and other deposit programs and related services. Deposits are obtained primarily from the communities in which its banking offices are located. The Bank uses traditional marketing methods to attract new customers to its branches and to its Internet banking site, justrightbank.com. For further details as to the composition of the Bank's deposit portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits" and Note 8 of Notes to Consolidated Financial Statements.

     The Bank competes for deposits principally by attempting to identify the specific needs of its target market and by offering a high level of customer service. Analysis of product needs is generated through dialogue with customers and staff. The Bank offers a wide variety of deposit programs including checking accounts, savings, money markets, certificates of deposit ranging from three months to five years in maturity, tax deferred retirement programs and tax deferred certificates of deposit.

     Employee commitment to service is another important factor in attracting deposits. The goal of the Bank is to render superior personal service through convenient branch and main office locations, hours of operation, a fully functioning website and call center. All of the Bank's branches are open on Saturdays for customer convenience. The Bank does not rely on any individual, group or entity for a material portion of its deposits.

BORROWINGS

     Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. However, the Bank obtains additional funds by borrowing from the FHLB. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Borrowings" and Note 9 of Notes to Consolidated Financial Statements.

COMPETITION

     The Bank faces strong competition in attracting deposits and making loans throughout its market areas. The most significant factors in competing for deposits are interest rates, processing fees and minimum balance requirements, the quality and range of financial services offered, and convenience of office locations and office hours. The Bank competes directly for deposits with commercial banks, money market funds and retail securities brokerage houses with offices in the Bank's market areas. The Bank also faces competition for deposits from (i) regional depository institutions that advertise locally or through national media, (ii) short-term money funds, (iii) corporate and government borrowers (including, among others, insurance companies), (iv) credit unions and (v) Internet only financial institutions.

     The Bank's competition for loans comes from mortgage companies, other thrift institutions and commercial banks, credit unions, consumer finance companies, insurance companies, investment banking firms and online lenders. The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of mortgage loans comes primarily from other thrift institutions and loan production firms, commercial banks and insurance companies. The Bank competes for loan originations through the quality of services it provides borrowers, real estate brokers and builders, as well as the interest rate and terms of its loans. The competition for loans varies from time to time depending on the general availability of lendable funds and credit, general and local economic conditions, interest rate levels, conditions in the local real estate market and other factors that are not readily predictable. The Bank attempts to charge interest rates and loan fees commensurate with the level of risk it accepts. The Bank believes that providing superior service can allow improved loan pricing.

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

EMPLOYEES

     At March 31, 2000, the Company had 439 full-time employees and 36 part-time employees compared to 614 full-time and 60 part-time employees at March 31, 1999. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

SUPERVISION AND REGULATION

GENERAL

     The Company is a unitary savings and loan holding company, subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS") and the Georgia Department of Banking and Finance ("DBF"). The Bank is a federally chartered stock savings and loan association under the Home Owners' Loan Act, as amended (the "HOLA") and is a member of the FHLB system, subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Federal Reserve Board governing reserve requirements. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     As the owner of all of the outstanding stock of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS under the HOLA. As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a "qualified thrift lender." See "-- Regulation of the Bank -- Qualified Thrift Lender Test" herein. In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

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

     Pursuant to OTS regulations and HOLA, the OTS may take action when it determines that there is reasonable cause to believe that a savings and loan holding company is engaged in activity which constitutes a risk to the safety and soundness or stability of a savings and loan holding company or a subsidiary savings institution. The Director of OTS has oversight authority for all holding company affiliates, and may, for example, limit the payment of dividends by a savings association, limit transactions between the savings association, the holding company and the subsidiaries or affiliates of either or limit the activities of the savings association that might create a risk that liabilities of the savings and loan holding company and its affiliates may be imposed on the savings association. In addition, the Bank is subject to restrictions on its dealings with the Company and any other entities that are "affiliates" of the Company under HOLA and certain provisions of the Federal Reserve Act that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations. See "Supervision and Regulation - Transactions with Affiliates" below for a general discussion of affiliate transactions.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law, with most of the major provisions taking effect on March 11, 2000. The Act provides for broader insurance and securities powers for financial institutions, subject to the implementation of regulations. The Act effectively removes the statutory barriers to combining banking, securities, and insurance industries by creating a new type of financial services company, a "financial holding company." However, the Act does not eliminate the thrift charter and the unitary thrift holding company. Instead, the Act provides a "grandfather" provision under which companies, which are unitary thrift holding companies as of May 4, 1999 (or have an application to establish a federal savings association before such date), may continue to engage in all activities which were permitted prior to the Act. Activities of the Company in connection with real estate development and related activities are permissible for a unitary thrift under the current law and as amended by the Act. To be eligible for the "grandfather" provision, the Act requires that the Bank comply with any lending restrictions which were imposed on it as a savings and loan association, and that the Bank continue to meet the qualified thrift lending test, See "-Qualified Thrift Lender Test."

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

     The effects of the DIFA on the Bank were significant. The special assessment, which was paid to the FDIC on November 27, 1996, was $1,946,000 based upon the Bank's SAIF-assessable deposits as of March 31, 1995.

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

GENERAL

     The Bank is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 2000 of $14,665,000.

ADVANCES FROM FEDERAL HOME LOAN BANK

     Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. A FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.

LIQUIDITY REQUIREMENTS

     Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4 percent and 10 percent) depending upon economic conditions and savings plans of all member savings institutions. At March 31, 2000, the Bank was in compliance with the liquidity ratio regulatory requirements.

INSURANCE OF ACCOUNTS

GENERAL

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

INSURANCE PREMIUMS AND REGULATORY ASSESSMENTS

     As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. During fiscal 2000, the Bank paid $427,000 to the FDIC for such assessments. See "Recent Legislation."

     In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 2000, the Bank paid $209,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

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

     A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution. The Bank's Qualified Thrift Investments as of March 31, 2000 were $851,143,000 or 76.41 percent of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

CAPITAL REQUIREMENTS

GENERAL

     Since 1989, OTS capital regulations have established capital standards applicable to all savings institutions, including a core capital requirement (or leverage ratio), a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Failure to maintain an adequately capitalize status would result in greater regulatory oversight or restrictions on the Bank's activities. The OTS has delegated to Regional Directors the authority to establish higher minimum capital requirements based on a determination that the savings institution may be undercapitalized, based on its operations. At March 31, 2000, the Bank was " well capitalized." The Bank's risk-based capital ratio at March 31, 2000 was 10.01 percent or .01 percent above the minimum required to be considered "well capitalized."

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

     Most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3 percent minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions are required to maintain core capital levels at least as high as national banks. At March 31, 2000, the Bank's core capital and tangible capital were both $69,061,000 or 5.75 percent of adjusted total assets.

RISK-BASED CAPITAL

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

March 31, 2000, the Bank's risk-based capital was $75,794,000 with a ratio of total risk-based capital to total risk-weighted assets of 10.01 percent.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category.

REGULATORY CAPITAL


        AT MARCH 31, 2000                     ACTUAL                   REQUIREMENT                 EXCESS
        ($ IN 000'S)                   AMOUNT          %          AMOUNT         %           AMOUNT         %
                                      --------     --------      --------     --------      --------     --------

        RISK-BASED RATIOS:
          TIER 1 CAPITAL              $ 69,061         9.12%     $ 30,280         4.00%     $ 38,781         5.12%
          TOTAL CAPITAL                 75,794        10.01%       60,559         8.00%       15,235         2.01%
        TIER 1 LEVERAGE                 69,061         5.75%       48,050         4.00%       21,011         1.75%
        TANGIBLE EQUITY                 69,061         5.51%       18,803         1.50%       50,258         4.01%
                                      --------     --------      --------     --------      --------     --------


        At March 31, 1999                     Actual                   Requirement                 Excess
        ($ in 000's)                    Amount         %          Amount         %           Amount          %
                                      --------     --------      --------     --------      --------     --------
        Risk-based ratios:
          Tier 1 capital              $ 69,810         9.97%     $ 28,012         4.00%     $ 41,798         5.97%
          Total capital                 76,996        10.99%       56,024         8.00%       20,972         2.99%
        Tier 1 leverage                 69,810         5.77%       48,421         4.00%       21,389         1.77%
        Tangible equity                 69,810         5.25%       19,951         1.50%       49,859         3.75%
                                      --------     --------      --------     --------      --------     --------

     In addition, the OTS requires institutions with an "above-normal" degree of interest rate risk to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2 percent, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2 percent, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2 percent multiplied by the market value of its assets. Based on the OTS risk management division, Interest Rate Risk Exposure Report, the Bank's interest rate risk is within the normal range. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Interest Rate and Market Risk."

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

     The Bank currently is in compliance with the regulatory capital requirements and is considered a well capitalized association. Under OTS regulations, the Bank is permitted to make capital distributions during a calendar year without receiving prior OTS approval up to the higher of (i) 100 percent of its net income to date plus the amount that would reduce by one-half its" surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75 percent of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior regulatory approval. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. The Bank's ability to pay dividends to the Company is subject to OTS approval, the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank's lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income. As of March 31, 2000, the Bank had distributed to the Company all amounts that can be distributed based on notice to the OTS.

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

TRANSACTIONS WITH AFFILIATES

     The Bank is also subject to certain transactions with affiliates rules applicable to banks and savings institutions which are set forth in Sections 23A, 23B and 22(h) of the Federal Reserve Act, as well as additional limitations imposed by OTS regulations. Such regulations generally impose quantitative and qualitative limitations on loans and other transactions between an institution and its affiliates, including loans to insiders. As of March 31, 2000, the Bank's loans to affiliates was greater than the aggregate quantitative limitation.

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

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located at 4419 Cowan Road, Tucker, Georgia, in a 33,415 square foot building leased under an operating lease, which expires in 2003. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company's 14 branch offices are located in the Alpharetta, Doraville, Dunwoody, Jonesboro, Lawrenceville, Lilburn, Morrow, Northlake, Palmetto, Snellville, Stone Mountain, Tucker, Union City and Wesley Chapel areas of metropolitan Atlanta, Georgia. Three of the Bank's 14 branch locations are leased under an operating lease and the remaining branch properties, including the main office are owned by the Bank. The Bank's lease on the Stone Mountain office expires in 2002, the lease on the Jonesboro office expires in 2006, and the lease on the Lawrenceville office expires in 2011. In addition, during fiscal 2000, the Bank closed its branch located on Memorial Drive in Stone Mountain, Georgia. As of March 31, 2000, this location is vacant and for sale.

      Prime Eagle operates eight loan production offices located in Jacksonville and Ponte Vedra Florida; Augusta and Savannah, Georgia; Charlotte, North Carolina and Chattanooga, Knoxville and Nashville, Tennessee. Each of these offices is leased pursuant to an operating lease. The Knoxville, Tennessee lease expires in 2000.The Augusta and Savannah, Georgia, and Nashville, Tennessee, leases expire in 2001. The Chattanooga, Tennessee, lease expires in 2002. The Jacksonville and Ponte Vedra, Florida and Charlotte, North Carolina leases expire in 2003.The Ponte Vedra office sublets space to an independent third party.

     EREA leases office space in Atlanta, Georgia, pursuant to two operating leases that expire in 2001. EREA sublets space to five independent third parties. In addition, the Company owns and leases offices, which are used as administrative and operational facilities. The Bank's loan operations office, located in Tucker, Georgia, is leased under an operating lease, which expires in 2004. The Bank's operations center is located in Morrow, Georgia, and owned by the Company. The Company owns five additional buildings, one located in Lilburn, Georgia and four located in Tucker, Georgia. Four are occupied by administrative or operational staff and the fifth is leased to an independent third party. Management believes that it will be able to renew such leases on satisfactory terms.

     The Company also owns land and buildings held for future branch sites in Forsyth County and Gwinnett County.

ITEM 3. LEGAL PROCEEDINGS

     In November 1992, after acquiring certain assets from the Resolution Trust Corporation, including various real estate loans, and four mortgage origination offices, the Bank entered into an Operating Agreement (the "Agreement") with two individuals and a corporation controlled by them (collectively, the "Plaintiffs") to assist in the management of the Bank's newly formed Prime Lending Division ("Prime"). The individual Plaintiffs became employees of the Bank and their corporation was to be paid a percentage of the net pre-tax profits of Prime. In mid-1997, a disagreement arose with respect to the allocation of expenses to Prime for purposes of calculating the net pre-tax profits of Prime. Plaintiffs filed suit on December 5, 1997 alleging, among other things, that the Bank had improperly calculated net pre-tax profits under the Agreement since April 1997. In January 1998, the Bank terminated the employment of the two individuals "for cause," terminated the Agreement and filed an Answer and Counterclaim.

     The Complaint as amended seeks, among other things, (i) a declaration the Agreement was terminated "without cause" and that, pursuant to a purchase option in the Agreement, Plaintiffs therefore have the right to purchase the "assets" of Prime at 75% of fair market value; (ii) a declaration that the term "assets," as used in connection with the Plaintiffs' alleged purchase option, includes all outstanding loans that were originated by Prime at the time of their termination without having to net against the loans any corresponding liability incurred by the Bank in connection with these loans; (iii) alleged lost wages, benefits and other payments totaling approximately $4.6 million; (iv) alleged consequential damages in excess of $20 million, which represents the amount Plaintiffs believe another bank would have paid for the Prime Lending loan origination business and the net "assets" as Plaintiffs have defined them; and (v) unspecified punitive damages and attorneys fees.

     The Bank strongly denies Plaintiffs' entitlement to any relief and believes the Bank's Counterclaim has merit. The Bank believes, among other things, that Plaintiffs were properly terminated for cause, that Plaintiffs have no rights with respect to the purchase option, and that even if the purchase option were applicable, Plaintiffs would have no right to purchase any loans, but only certain tangible and intangible assets of the Bank, the value of which is estimated to be in the $1-2 million range. The Counterclaim, as amended, seeks compensatory damages presently estimated to total approximately $500,000 as well as punitive damages and attorneys fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

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


FISCAL YEARS ENDED                                               DIVIDENDS PAID
  MARCH 31,                       HIGH               LOW            PER SHARE
                                --------          --------          --------
1998
First Quarter                   $ 18.000          $ 15.000          $    .15
Second Quarter                    21.250            16.125               .15
Third Quarter                     23.250            17.250               .15
Fourth Quarter                    26.000            19.500               .15
                                --------          --------          --------

1999
First Quarter                   $ 27.250          $ 22.750          $    .16
Second Quarter                    26.250            17.000               .16
Third Quarter                     19.500            18.000               .16
Fourth Quarter                    22.250            17.000               .16
                                --------          --------          --------
2000
FIRST QUARTER                   $ 22.000          $ 17.375          $    .16
SECOND QUARTER                    20.625            17.688               .16
THIRD QUARTER                     18.250            14.000               .16
FOURTH QUARTER                    17.000            13.188               .16
                                --------          --------          --------

     On March 31, 2000, the last sale price of the Common Stock, as reported on the Nasdaq National Market, was $16.75. On June 14, 2000, there were 5,637,135 shares of Common Stock outstanding and approximately 1,290 record holders of Common Stock.

     The Company began the payment of cash dividends on its Common Stock during fiscal 1992 and paid $.05 per share for the fourth quarter of that year. During fiscal 1998, the Company paid four quarterly dividends totaling $.60 per share. During fiscal 1999 and fiscal 2000, the Company paid four quarterly dividends totaling $.64 per share.

     The ability of the Company to pay cash dividends to its stockholders is directly dependent upon the Bank's ability to pay cash dividends to the Company and the earnings and cash flow of holding company's subsidiaries. The Bank is subject to certain restrictions on the amount of dividends it is permitted to pay. See "Supervision and Regulation - Capital Distributions". The amount of any cash dividends paid on Common Stock will be determined by the Company's Board of Directors in light of conditions existing from time to time, including the Company's growth prospects, profitability, financial condition, investment opportunities, liquidity requirements, results of operations, regulatory restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                              AS OF AND FOR THE YEAR ENDED
                                                                                        MARCH 31,
                                                       --------------------------------------------------------------------------
                                                          2000            1999            1998            1997            1996
                                                                   (dollars in thousands, except per share data)
                                                       --------------------------------------------------------------------------
SELECTED RESULTS OF OPERATIONS:
  Interest income                                      $   87,812      $   90,743      $   71,900      $   63,785      $   52,625
  Interest expense                                         52,689          56,778          40,007          33,629          28,821
  Net interest income                                      35,123          33,965          31,893          30,156          23,804
  Provision for loan losses                                   900           2,181           2,601           2,652           1,000
  Noninterest income                                       22,592          25,478          16,349          12,911          10,853
  Noninterest expenses                                     42,848          42,142          35,391          34,901          24,468
  Income before income taxes                               13,967          15,120          10,250           5,514           9,189
  Net income                                                9,532          10,222           7,210           3,746           6,219
                                                       ----------      ----------      ----------      ----------      ----------
PER COMMON SHARE:
  Earnings per common share-basic                      $     1.71      $     1.79      $     1.27      $     0.68      $     1.46
  Earnings per common share-diluted                          1.69            1.74            1.23            0.66            1.40
  Dividends declared                                         0.64            0.64            0.60            0.56            0.42
  Book value per share                                      13.21           13.43           13.03           11.99           12.03
  Average common shares outstanding-basic                   5,568           5,714           5,691           5,528           4,251
  Average common shares outstanding-diluted                 5,648           5,866           5,839           5,705           4,430
                                                       ----------      ----------      ----------      ----------      ----------
SELECTED BALANCE SHEET DATA:
  Total assets                                         $1,245,071      $1,230,000      $1,149,483      $  823,882      $  736,384
  Securities available for sale                           210,644         204,618         104,736          96,921         105,988
  Investment securities held to maturity                   61,164          68,298          58,138          51,907          55,341
  Loans held for sale                                      49,240         221,370         332,592          62,882          92,552
  Loans receivable, net                                   780,874         623,270         535,732         515,749         410,843
  Allowance for loan losses                                 7,191           7,345           6,505           5,198           5,464
  Investment in real estate                                44,956          27,599          24,796          22,912           9,928
  Deposits                                                769,952         879,665         778,975         557,724         458,458
  FHLB advances and other borrowings                      362,372         221,552         240,855         153,805         174,337
  Stockholders' equity                                     74,471          74,817          74,702          67,874          66,448
                                                       ----------      ----------      ----------      ----------      ----------
PERFORMANCE RATIOS:
  Return on average assets                                   0.77%           0.82%           0.83%           0.49%           0.99%
  Return on average equity                                  13.13%          13.50%          10.00%           5.55%          13.32%
  Net interest margin - taxable equivalent                   3.20%           3.03%           4.11%           4.37%           4.20%
  Equity to assets                                           5.98%           6.08%           6.50%           8.24%           9.02%
  Efficiency ratio                                          74.24%          70.89%          73.36%          81.04%          70.60%
                                                       ----------      ----------      ----------      ----------      ----------
ASSET QUALITY :
  Total non-accrual loans                              $    9,713      $    6,692      $    7,948      $    7,866      $    6,317
  Potential problem loans                                   9,517           2,550           4,009           2,503           4,329
  Total non-accrual and problem loans                      19,230           9,242          11,957          10,369          10,646
  Real estate owned, net                                    1,521           2,096           2,947           2,074           1,344
  Total problem assets                                     20,751          11,338          14,904          12,443          11,990
  Total problem assets/Total assets                          1.67%           0.92%           1.30%           1.51%           1.63%
  Total problem assets/Loans receivable, net (plus
    allowance)                                               2.63%           1.80%           2.75%           2.39%           2.88%
  Allowance for loan losses/Total problem assets            34.65%          64.78%          43.65%          41.77%          45.57%
  Ratio of net charge-offs to average loans
   receivable, net                                           0.15%           0.23%           0.25%           0.63%           0.06%
                                                       ----------      ----------      ----------      ----------      ----------
CAPITAL RATIOS (TUCKER FEDERAL BANK):
  Leverage capital                                           5.75%           5.77%           4.59%           6.72%          10.14%
  Tier 1 capital                                             9.12%           9.97%           7.47%          10.14%          11.76%
  Total capital                                             10.01%          10.99%           8.31%          11.08%          12.65%
                                                       ----------      ----------      ----------      ----------      ----------
MARKET PRICE OF COMMON STOCK:
  High                                                 $       22      $   27 1/4      $       26      $   17 1/2      $       19
  Low                                                     13 3/16              17              15          13 1/2          11 3/4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

OVERVIEW

     Net income for the year ended March 31, 2000 totaled $9,532,000, or $1.69 per diluted share, compared with $10,222,000, or $1.74 per diluted share, for the year ended March 31, 1999. The Company's 2000 year end results represent a return on average assets of 0.77 percent and a return on average shareholders' equity of 13.13 percent, compared to prior year ratios of 0.82 percent and 13.50 percent. The Company is engaged in four lines of business: community banking, mortgage banking, mezzanine financing and real estate development and sales. Of the total $9,532,000 in net income, the community banking operation contributed $10,094,000; Eagle Real Estate Advisors, the real estate development and sales business, contributed $3,639,000; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $1,268,000; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $4,427,000. Other operations accounted for a loss of $1,042,000.

COMMUNITY BANKING

     For the year ended March 31, 2000, the Company's community banking income increased 86.06 percent to $10,094,000, compared with $5,425,000 in the same period a year ago. Return on segment assets for the year ended March 31, 2000 was 0.86 percent compared to 0.46 percent for the same period last year. The Company continued to build its Atlanta franchise in 2000 by improving the earnings of its community banking segment. These efforts were focused on expanding the loan portfolio and capitalizing on the efficiencies of automation. In August 1999, management began a significant expense reduction program including examining staffing levels throughout the Community Bank. The benefits of the expense reduction program were realized during the third and fourth quarters of the year by significant improvement in the Community Bank's efficiency ratio. The efficiency ratio for the year ended March 31, 2000 improved to 62.08 percent compared to 74.39 percent for the same period last year.

     The improvement over the prior year is primarily attributable to the increase in net interest income. Net interest income increased 9.44 percent to $35,045,000 for the year ended March 31, 2000 from $32,021,000 for the same period last year. The yield on earning assets for the year ended March 31, 2000 was 8.90 percent compared to 7.74 percent for the prior year. The cost of funds was 4.82 percent for the year ended March 31, 2000 compared to 5.22 percent for the prior year. The spread improved for the year ended March 31, 2000 to 4.08 percent compared to 2.52 percent for the prior year.

REAL ESTATE DEVELOPMENT AND SALES

     For the year ended March 31, 2000, Eagle Real Estate Advisors generated income of $3,639,000, compared with $1,856,000 in the same period a year ago. In the year ended March 31, 2000 gains on the sale of investment in real estate were $7,135,000 versus $3,389,000 for the same period a year ago.

     Investments in real estate increased 62.89 percent to $44,956,000 at March 31, 2000, from $27,599,000 at March 31, 1999. During fiscal year 2000 lot sales numbered 327 compared to 221 lot sales during the same period last year. See "Investment in Real Estate" for descriptions of real estate projects and their status at March 31, 2000.

MEZZANINE FINANCING

     For the year ended March 31, 2000, Eagle Bancshares Capital Group generated income of $1,268,000 compared with $1,931,000 in the same period a year ago. Substantially all of those earnings were attributable to interest and fees on loans. The mezzanine-financing group invested over $14,970,000 million in the year ended March 31, 2000 and generated $48,430,000 million of new loans for the Bank.

MORTGAGE BANKING

     For the year ended March 31, 2000, the Company's mortgage banking activities resulted in losses of $4,427,000, compared with income of $1,197,000, in the same period a year ago.

     The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. The dollar amount of loans closed during the current year declined 53.26 percent to $642,547,000 compared to loan closings of $1,374,603,000 during the year ended March 31, 1999. This decline is the result of an increase in interest rates nation wide and is comparable to the overall deterioration in the mortgage lending market. Additionally, the margin on mortgage loans declined to 86 basis points from 100 basis points during the prior year.

     Management has analyzed the efficiencies of each mortgage loan function and has eliminated excess staff. We have also consolidated many functions to achieve lower break even levels for each office. The Company is evaluating various alternatives to improve profitability including, among others, continued rightsizing, the possible sale or discontinuing operations.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 31,
1999

NET INCOME

     Eagle Bancshares financial results for fiscal 2000 decreased due to a decrease in non-interest income resulting primarily from a decrease in mortgage production fees. The Company's net income decreased by $690,000 or 6.75 percent to $9,532,000 in fiscal 2000 from $10,222,000 in fiscal 1999. Net income per average common share assuming dilution decreased to $1.69 compared to $1.74 in fiscal 1999.

NET INTEREST INCOME

     Net interest income increased by $1,158,000 or 3.41 percent to $35,123,000 in fiscal 2000 from $33,965,000 in fiscal 1999. This increase resulted primarily from a decrease in the Company's cost of funds. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) increased during the year to 299 basis points from 269 basis points in the prior year. The primary reason for the increase was due to the decrease in the cost of interest bearing liabilities. The yield on interest earning assets decreased to 7.89 percent from 7.96 percent while the cost of interest bearing liabilities decreased to 4.90 percent compared to 5.27 percent in the prior year.

     Interest income received on loans decreased $7,132,000 or 9.37 percent to $68,996,000 in fiscal 2000 from $76,128,000 in fiscal 1999. The decrease was primarily attributable to a decrease in the Company's loans held for sale portfolio. While originations of loans held for sale decreased, the yield on the loan portfolio increased to 8.26 percent for the year compared to 8.21 percent in the prior year. Interest received on mortgage-backed securities increased $3,251,000 or 55.14 percent to $9,147,000 in fiscal 2000 from $5,896,000 in fiscal 1999. This increase is due to growth in the mortgage-backed securities portfolio during the year. The yield on mortgaged-backed securities decreased 11 basis points to 6.56 percent from 6.67 percent in the prior year. Interest received on securities and other interest earning assets increased $950,000 or
10.90 percent to $9,669,000 in fiscal 2000 from $8,719,000 in fiscal 1999.
During fiscal 2000 and 1999, the yield on securities and other interest earning assets remained relatively stable at 7.06 percent and 7.09 percent, respectively.

     Interest expense decreased $4,089,000 or 7.20 percent to $52,689,000 in fiscal 2000 from $56,778,000 in fiscal 1999. This is primarily the result of a decrease in deposit balances coupled with a decline in the cost of funds. Interest expense on deposits decreased $6,349,000 or 15.13 percent to $35,618,000 in fiscal 2000 from $41,967,000 in fiscal 1999. The cost of deposits decreased 46 basis points to 4.78 percent during the year from 5.24 percent in the prior year. Interest expense on FHLB advances and other borrowings increased $1,458,000 or 11.11 percent to $14,582,000 in fiscal 2000 from $13,124,000 in fiscal 1999. During the year, the Bank's cost of FHLB advances and other borrowings decreased 26 basis points to 4.85 percent from 5.11 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale. In addition, the Company issued $28,750,000 of trust preferred securities during the second quarter of fiscal 1999. Interest expense related to these securities increased $802,000 or 47.54 percent to $2,489,000 in fiscal 2000, from $1,687,000 in fiscal 1999.

PROVISION FOR LOAN LOSSES

     The Company decreased its provision for loan losses $1,281,000 or 58.73 percent to $900,000 in fiscal 2000 from $2,181,000 in fiscal 1999. Total non-performing and potential problem assets increased to $20,751,000 at March 31, 2000 compared to $11,338,000 at March 31, 1999. Total problem assets, which include all non-performing and classified assets, increased to 1.67 percent of total assets at March 31, 2000, from 0.92 percent of total assets at March 31, 1999. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of loan loss allowance. See "Credit Risk Management and Allowance for Loan Losses."

NON-INTEREST INCOME

     Non-interest income decreased by $2,886,000 or 11.33 percent to $22,592,000 for fiscal 2000 from $25,478,000 for fiscal 1999. Mortgage production fees were the largest component of non-interest income and such fees decreased $7,838,000 or 52.68 percent to $7,041,000 compared to $14,879,000 in fiscal 1999. The volume of loans sold in the secondary market decreased to $814,677,000 during 2000 compared to $1,485,825,000 during 1999. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market, which is affected by job creations, interest rates and general economic conditions. The margin earned on loans sold has declined since fiscal year 1998 partially due to increased production generated by the Bank's wholesale mortgage area. In addition, the margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

SUMMARY OF MORTGAGE PRODUCTION


Year ended March 31,
(dollars in thousands)                2000            1999            1998
                                   ----------      ----------      ----------
Fees                               $    7,041      $   14,879      $    8,752
Dollar volume sold                 $  814,677      $1,485,825      $  729,764
Margin earned                            0.86%           1.00%           1.20%

     The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 2000, 1999, and 1998, the Company sold the majority of its loans with servicing released and the largest component of mortgage production fees was service release premiums.

     In addition, income generated from Eagle Real Estate Advisors increased $4,171,000 or 102.21 percent to $8,252,000 in fiscal 2000 from $4,081,000 during
1999. This increase was due to increased gains recorded on the sale of investments in real estate amounting to $7,135,000 and real estate commissions of $1,117,000 compared to gains of $3,389,000 and commissions of $692,000 in fiscal 1999. The primary reason for the increase was due to an increase in lot sales. During fiscal 2000, 327 residential lots were sold in the Company's real estate projects compared to 221 in the prior period. In fiscal 2000, $1,268,000 is attributable to the sale of the Company's Barnes & Noble Store.

     Service charges increased $428,000 or 19.95 percent to $2,573,000 in fiscal 2000 compared to $2,145,000 in fiscal 1999. The Bank has introduced new deposit products designed to increase fees received from service charges and manage the collection of fees related to overdrafts.

     During fiscal 2000, the Bank sold its Towne Lake Branch in Cherokee County. The sale of the Towne Lake deposits and branch location generated a gain of $673,000.

NON-INTEREST EXPENSE

     Non-interest expense increased $706,000 or 1.68 percent to $42,848,000 in fiscal 2000 from $42,142,000 in fiscal 1999. The Company's efficiency ratio was
74.24 percent for fiscal 2000, compared to 70.89 percent for fiscal 1999. In general, the increase in non-interest expense is primarily attributable to an increase in occupancy expense and professional services.

     Salaries and employee benefits decreased $695,000 or 3.02 percent to $22,303,000 in fiscal 2000 compared to $22,998,000 in fiscal 1999. This decrease is due to continuing programs to improve efficiency resulting in reductions in force of 112 positions. Occupancy expense increased $822,000 or 16.43 percent to $5,825,000 in fiscal 2000 compared to $5,003,000 in fiscal 1999. Marketing expense decreased $229,000 or 10.82 percent to $1,887,000 in fiscal 2000 compared to $2,116,000 in fiscal 1999. Professional fees increased $999,000 or
68.06 percent to $2,066,000 in fiscal 2000 from $1,267,000 for fiscal 1999. As a result of the decrease in deposits coupled with a decrease in the premium rate charged, federal insurance premiums decreased $148,000 or 25.74 percent to $427,000 in fiscal 2000 from $575,000 in fiscal 1999.

     Miscellaneous expenses decreased $191,000 or 2.46 percent to $7,573,000 in fiscal 2000 compared to $7,764,000 in fiscal 1999.

INCOME TAX EXPENSE

     The Company's effective tax rate for fiscal 2000 was 31.75 percent compared to 32.39 percent in the prior year.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND MARCH 31,
1998

NET INCOME

     Eagle Bancshares financial results for fiscal 1999 increased due to an increase in net interest income resulting from growth in average earning assets and an increase in non-interest income. The Company's net income increased by $3,012,000 or 41.78 percent to $10,222,000 in fiscal 1999 from $7,210,000 in fiscal 1998. Net income per average common share assuming dilution increased to $1.74 compared to $1.23 in fiscal 1998.

NET INTEREST INCOME

     Net interest income increased by $2,072,000 or 6.50 percent to $33,965,000 in fiscal 1999 from $31,893,000 in fiscal 1998. This increase resulted primarily from growth in interest earning assets through loan originations. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased during the year to 269 basis points from 387 basis points in the prior year. The primary reason for the decrease was due to the decrease in the yield on interest earning assets. The yield on interest earning assets decreased to 7.96 percent while the cost of interest bearing liabilities remained relatively constant at 5.27 Percent compared to 5.29 percent in the prior year. The Company's interest bearing assets tend to reprice more quickly than its interest bearing liabilities causing pressure on the net interest margin in falling rate environments.

     Interest income received on loans increased $15,504,000 or 25.57 percent to $76,128,000 in fiscal 1999 from $60,624,000 in fiscal 1998. The increase was primarily attributable to growth in loans through originations of residential mortgage loans in the Company's loans held for sale portfolio. While loan originations increased, the yield on the loan portfolio decreased to 8.21 percent for the year compared to 9.63 percent in the prior year. Interest received on mortgage-backed securities increased $864,000 or 17.17 percent to $5,896,000 in fiscal 1999 from $5,032,000 in fiscal 1998. This increase is primarily due to growth in the mortgage-backed securities portfolio during the year. Interest received on securities and other interest earning assets increased $2,475,000 or 39.64 percent to $8,719,000 in fiscal 1999 from $6,244,000 in fiscal 1998.

     Interest expense increased $16,771,000 or 41.92 percent to $56,778,000 in fiscal 1999 from $40,007,000 in fiscal 1998. This is primarily the result of growth in deposits. Interest expense on deposits increased $12,201,000 or 40.99 percent to $41,967,000 in fiscal 1999 from $29,766,000 in fiscal 1998. The cost of deposits increased 7 basis points to 5.24 percent during the year from 5.17 percent in the prior year. Interest expense on FHLB advances and other borrowings also increased $2,883,000 or 28.15 percent to $13,124,000 in fiscal 1999 from $10,241,000 in fiscal 1998. During the year, the Bank's cost of FHLB advances and other borrowings decreased 54 basis points to 5.11 percent from
5.65 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale. In addition, the Company issued $28,750,000 of trust preferred securities during the second quarter of fiscal 1999. Interest expense related to these securities was $1,687,000 in fiscal 1999, a cost of 8.79 percent.

PROVISION FOR LOAN LOSSES

     The Company decreased its provision for loan losses $420,000 or 16.15 percent to $2,181,000 in fiscal 1999 from $2,601,000 in fiscal 1998. This decrease is attributable to a decline in the Company's ratio of problem assets to total assets during the year. Total non-performing and potential problem assets decreased to $11,338,000 at March 31, 1999 compared to $14,904,000 at March 31, 1998. Total problem assets, which include all non-performing and classified assets, decreased to 0.92 percent of total assets at March 31, 1999, from 1.30 percent of total assets at March 31, 1998. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss allowances.

NON-INTEREST INCOME

     Non-interest income increased by $9,129,000 or 55.84 percent to $25,478,000 for fiscal 1999 from $16,349,000 for fiscal 1998. Mortgage production fees are the largest component of non-interest income and such fees increased $6,127,000 or 70.01 percent to $14,879,000 compared to $8,752,000 in fiscal 1998. The volume of loans sold in the secondary market increased to $1,485,825,000 during 1999 compared to $729,764,000 in fiscal 1998.

     In addition, income generated from Eagle Real Estate Advisors increased $1,411,000 or 52.85 percent. This increase was due to increased gains recorded on the sale of investments in real estate amounting to $3,389,000 and real estate commissions of $692,000. During fiscal 1999, 221 residential lots were sold in the Company's real estate projects compared to 184 in the prior period. Service charges at the Bank remained stable at $2,145,000 in fiscal 1999 compared to $2,103,000 in fiscal year 1998.

NON-INTEREST EXPENSE

     Non-interest expense increased $6,751,000 or 19.08 percent to $42,142,000 in fiscal 1999 from $35,391,000 in fiscal 1998. The Company's efficiency ratio was 70.89 percent for fiscal 1999, compared to 73.36 percent for fiscal 1998. In general, the increase in all categories of non-interest expense is attributable to the higher operating costs incurred by the Company's rapid growth.

     Salaries and employee benefits increased $3,841,000 or 20.05 percent to $22,998,000 in fiscal 1999 compared to $19,157,000 in fiscal 1998. This increase is due to the addition of employees in branches and loan production offices to support the Company's growth. Occupancy expense increased $356,000 or 7.66 percent to $5,003,000 in fiscal 1999 compared to $4,647,000 in fiscal 1998. Marketing expense increased $1,184,000 or 127.04 percent to $2,116,000 in fiscal 1999 compared to $932,000 in fiscal 1998. The increase in marketing expense is primarily attributable to a multimedia advertising campaign launched in April 1998. Professional fees decreased $187,000 or 12.86 percent to $1,267,000 in fiscal 2000 from $1,454,000 in fiscal 1998. As a result of the increase in deposits, federal insurance premiums increased $224,000 or 63.82 percent to $575,000 in fiscal 1999 from $351,000 in fiscal 1998.

     Miscellaneous expenses increased $1,074,000 or 16.05 percent to $7,764,000 in fiscal 1999 compared to $6,690,000 in fiscal 1998. This increase is primarily due to increases in telephone and communications.

INCOME TAX EXPENSE

     The Company's effective tax rate for fiscal 1999 was 32.39 percent compared to 29.66 percent in the prior year. This increase is primarily a result of the Company's federal statutory tax rate increasing to 35% in fiscal 1999 from 34% in fiscal 1998, due to increased earnings.

INTEREST RATE AND MARKET RISK

     The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company's interest rate risk position is managed by the ALCO. ALCO's objective is to optimize the Company's financial position, liquidity and net interest income, while remaining within the Board of Director's approved limits.

     The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company's net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company's asset and liabilities. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. These simulations incorporate assumptions regarding balance sheet growth, asset and liability mix, pricing and maturity characteristics of the existing and projected balance sheets. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly reviews the overall interest rate risk position and asset and liability management strategies.

     The Company uses four standard scenarios - rates unchanged, expected rates, high rates, and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high and low rate scenarios cover a 100 to 300 basis points upward and downward rate movement. The Company closely monitors each scenario to manage interest rate risk.

     Management estimates the Company's annual net interest income would increase approximately $978,000 or 2.52 percent, and decrease approximately $3,017,000 or 7.77 percent should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over March 31, 2000, estimates a $18,811,000 or 20.07 percent decrease in market value. The Company estimates a like decrease in rates would increase market value $1,398,000 or 1.49 percent. These changes in market value represent less than 5.0 percent of the total carrying value of total assets at year-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

     In fiscal 2001, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase, if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable which could also create significant risk to net interest income.

     The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 2000, 1999 and 1998.


AVERAGE BALANCE SHEET


Year ended March 31,                             2000                             1999                           1998
                                    AVERAGE               YIELD/    Average                Yield/   Average               Yield/
(dollars in thousands)              BALANCE    INTEREST    COST     Balance     Interest    Cost    Balance    Interest    Cost
                                  ----------   --------   ------   ----------   --------   ------   --------   --------   ------

Assets:
  Loans receivable(1)             $  697,664   $ 60,070     8.61%  $  572,610   $ 53,287     9.31%  $519,393   $ 53,328    10.27%
  Loans held for sale                137,349      8,926     6.50%     354,495     22,841     6.44%   110,196      7,296     6.62%
  Mortgage-backed securities         139,470      9,147     6.56%      88,363      5,896     6.67%    68,794      5,032     7.31%
  FHLB stock                          11,871        909     7.66%      10,592        794     7.50%     9,053        674     7.44%
  Taxable investments(2)              66,898      4,309     6.44%      50,418      3,218     6.38%    32,997      2,250     6.82%
  Tax-exempt investment
    securities(2)                     66,150      5,002     7.56%      69,999      5,330     7.61%    44,835      3,636     8.11%
  Interest earning deposits and
    federal funds sold                 2,502        183     7.31%       3,644        204     5.60%     6,152        312     5.07%
                                  ----------   --------   ------   ----------   --------   ------   --------   --------   ------
Total interest earning assets      1,121,904     88,546     7.89%   1,150,121     91,570     7.96%   791,420     72,528     9.16%
Non-interest earning assets          108,977                           95,136                         74,818
                                  ----------                       ----------                       --------
Total assets                       1,230,881                        1,245,257                        866,238
                                  ==========                       ==========                       ========
Liabilities and Equity:
  Interest-bearing deposits          108,413      3,476     3.21%     104,754      3,608     3.44%    65,746      1,721     2.62%
  Savings                             35,042        607     1.73%      37,884        912     2.41%    42,441      1,053     2.48%
  Money markets                       81,753      3,150     3.85%      69,863      2,772     3.97%    30,717      1,033     3.36%
  Certificates of deposit            520,165     28,385     5.46%     588,246     34,675     5.89%   436,727     25,959     5.94%
                                  ----------   --------   ------   ----------   --------   ------   --------   --------   ------
  Total deposits                     745,373     35,618     4.78%     800,747     41,967     5.24%   575,631     29,766     5.17%
  Advances and other borrowings      300,856     14,582     4.85%     256,771     13,124     5.11%   181,260     10,241     5.65%
  Trust preferred securities          28,750      2,489     8.66%      19,186      1,687     8.79%        --         --       --
                                  ----------   --------   ------   ----------   --------   ------   --------   --------   ------
Total interest bearing
  liabilities                      1,074,979     52,689     4.90%   1,076,704     56,778     5.27%   756,891     40,007     5.29%
Non-interest bearing deposits         53,084                           47,795                         25,696
Non-interest bearing liabilities      30,226                           45,049                         11,574
Stockholders' equity                  72,592                           75,709                         72,077
                                  ----------                       ----------                       --------
Total liabilities and equity       1,230,881                        1,245,257                        866,238
                                  ==========                       ==========                       ========
Net interest/rate spread                         35,857     2.99%                 34,792     2.69%               32,521     3.87%
Taxable-equivalent adjustment                      (734)                            (827)                          (628)
                                               --------                         --------                       --------
Net interest income, actual                    $ 35,123                         $ 33,965                       $ 31,893
Net interest earning assets/net
  interest margin                 $   46,925                3.20%  $   73,417                3.03%  $ 34,529                4.11%
                                  ----------              ------   ----------              ------   --------              ------
Interest earning assets as a
  percentage of interest bearing
  liabilities                         104.37%                          106.82%                        104.56%
                                  ----------                       ----------                       --------


(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified as available for sale is computed using historical amortized cost balances.

The rate volume analysis below explains the components of net interest income for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributed to
(1) changes in rate (difference in rate x prior period volume), (2) changes in volume (difference in volume x prior period rate), and (3) changes in rate-volume (difference in rate x difference in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate. See "Asset Liability Management-Interest Rate Risk."

RATE/VOLUME ANALYSIS


(dollars in thousands)                                     2000 COMPARED TO 1999                 1999 Compared to 1998
INCREASE (DECREASE) DUE TO                             RATE        VOLUME       TOTAL         Rate        Volume       Total
                                                     --------     --------     --------     --------     --------     --------

Interest income on interest earning assets:
   Loans receivable                                  $ (4,231)    $ 11,014     $  6,783     $ (5,228)    $  5,187     $    (41)
   Loans held for sale                                    211      (14,126)     (13,915)        (204)      15,749       15,545
   Mortgage-backed securities                             (99)       3,350        3,251         (470)       1,334          864
   FHLB stock                                              17           98          115            5          115          120
   Taxable investment securities                           31        1,060        1,091         (154)       1,122          968
   Tax-exempt investment securities(1)                    (35)        (293)        (328)        (237)       1,931        1,694
   Interest earnings deposits                              53          (74)         (21)          30         (138)        (108)
                                                     --------     --------     --------     --------     --------     --------
Total                                                  (4,053)       1,029       (3,024)      (6,258)      25,300       19,042
                                                     ========     ========     ========     ========     ========     ========
Interest expense on interest bearing liabilities:
   Deposits                                            (3,541)      (2,808)      (6,349)         408       11,793       12,201
   FHLB advances and other borrowings                    (694)       2,152        1,458       (1,055)       3,938        2,883
   Trust preferred securities                             (25)         827          802           --        1,687        1,687
                                                     --------     --------     --------     --------     --------     --------
Total                                                  (4,260)         171       (4,089)        (647)      17,418       16,771
                                                     --------     --------     --------     --------     --------     --------
Net change in net interest income                    $    207     $    858     $  1,065     $ (5,611)    $  7,882     $  2,271
                                                     ========     ========     ========     ========     ========     ========

(1) Reflects taxable-equivalent adjustments using the statutory federal and state income tax rate of 39% in adjusting interest on tax-exempt investment securities to a taxable equivalent basis.

     The Bank's ALCO has primary responsibility for managing the Company's exposure to interest rate risk. The ALCO meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

     Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company's Gap position is evaluated and reviewed continuously. The Company has a positive one year Gap of
10.66 percent as of March 31, 2000.

     The following table presents the Company's interest sensitivity gap between interest earning assets and interest bearing liabilities at March 31, 2000. The gap analysis is prepared using either actual repricing intervals or maturity dates when stated. Equity securities having no stated maturity are reported after five years. Decay rates for demand deposits are determined over time using various rates as appropriate for the type of account. In addition, loans held for sale are included in less than three months since it is management's intent to sell them within that time.

GAP ANALYSIS


  March 31, 2000                                            More than      More than     More than
                                               Less than    3 months         1 year      3 years to      After 5
  (dollars in thousands)                       3 months     to 1 year      to 3 years     5 years         Years          Total
                                              ----------    ----------     ----------    ----------     ----------    ----------

  Interest earning assets re-pricing:
  Loans receivable                            $  366,928    $  110,241     $   99,504    $   57,864     $  152,928    $  787,465
  Loans held for sale                             49,240            --             --            --             --        49,240
  Investment securities (1)                       46,299        74,061         71,828        45,194         46,478       283,860
  FHLB Stock                                          --            --             --            --         14,665        14,665
  Interest bearing deposits                        3,339            --             --            --             --         3,339
                                              ----------    ----------     ----------    ----------     ----------    ----------
    Total interest earning assets                465,806       184,302        171,332       103,058        214,071     1,138,569
                                              ----------    ----------     ----------    ----------     ----------    ----------
  Interest bearing liabilities re-pricing:
  Deposits                                       144,874       271,323        142,909        77,553         80,208       716,867
  Borrowings                                      67,630        33,527         27,814       108,401        125,000       362,372
                                              ----------    ----------     ----------    ----------     ----------    ----------
    Total interest bearing liabilities           212,504       304,850        170,723       185,954        205,208     1,079,239
                                              ----------    ----------     ----------    ----------     ----------    ----------

  Interest rate sensitivity Gap                  253,302      (120,548)           609       (82,896)         8,863    $   59,330

  Cumulative interest rate sensitivity Gap    $  253,302    $  132,754     $  133,363    $   50,467     $   59,330
                                              ----------    ----------     ----------    ----------     ----------
  Cumulative interest rate sensitivity Gap
    as  a percentage of total assets               20.34%        10.66%         10.71%         4.05%          4.77%
                                              ==========    ==========     ==========    ==========     ==========

(1) Excludes the effect of SFAS No. 115, "Accounting for Certain Investment Debt and Equity Securities", consisting of net unrealized losses in the amount of $12,052,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following table sets forth certain information at March 31, 2000, regarding the dollar amount of loans maturing in the Bank's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.


  March 31, 2000                                   One Year     One Year to       After
    (dollars in thousands)                         or Less       Five Years     Five Years       Total
                                                  ----------    -----------     ----------     ----------
  Real estate mortgage loans:
     Fixed rates                                  $    7,126     $   25,085     $  280,911     $  313,122
     Adjustable rates                                 16,942         28,480        128,517        173,939
  Real estate construction, net:
     Fixed rates                                      10,278          5,274            523         16,075
     Adjustable rates                                167,473         47,230            330        215,033
  Commercial loans:
     Fixed rates                                       2,820          7,641            541         11,002
     Adjustable rates                                 16,643            591          1,263         18,497
  Mezzanine, net - Fixed rates                         4,215          5,152          3,583         12,950
  Leases - Fixed rates                                   733             69             --            802
  Consumer and others - Fixed rates                    3,410         16,041          6,594         26,045
                                                  ----------     ----------     ----------     ----------
     Total                                        $  229,640     $  135,563     $  422,262     $  787,465
                                                  ----------     ----------     ----------     ----------
  Less:
     Deferred costs and other unearned income                                                         600
     Allowance for loan losses                                                                     (7,191)
                                                                                               ----------
     Total                                                                                     $  780,874
                                                                                               ==========

  Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The next table sets forth the dollar amount of all loans due after one year from March 31, 2000, which have predetermined interest rates and have floating or adjustable rates.


March 31, 2000                               Predetermined        Floating or
  (dollars in thousands)                         Rates          Adjustable Rate
                                             -------------      ---------------
Real estate-mortgage                           $305,996            $156,997
Real estate-construction, net                     5,797              47,560
Commercial                                        8,182               1,854
Mezzanine, net                                    8,735                  --
Leases                                               69                  --
Consumer and other                               22,635                  --
                                               --------            --------
     Total                                     $351,414            $206,411
                                               ========            ========

  Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


LOAN PORTFOLIO AND CONCENTRATION

     Since 1996, the Company's loan portfolio has grown 90.07 percent. For the fiscal year ending March 31, 2000, loans receivable, net, grew $157,604,000 or
25.29 percent to $780,874,000 at March 31, 2000 compared to $623,270,000 at
March 31, 1999. The majority of loan growth was in construction loans, acquisition and development loans, residential first mortgages, home equity loans, commercial loans and non-residential real estate mortgages.

     The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $17,835,000 as of March 31, 2000, in fourteen mezzanine financing loans. These loan categories increased $137,251,000 or 29.74 percent to $598,681,000 at March 31, 2000 from
$461,430,000 at March 31, 1999. At March 31,2000, these loans represented 64.69 percent of the loan portfolio versus 62.58 percent at March 31, 1999. The mortgage-banking group originates primarily loans held for sale. Loans held for sale decreased $172,130,000 or 77.76 percent to $49,240,000 at March 31, 2000 from $221,370,000 at March 31, 1999. Both groups contribute to the Company's portfolio of residential mortgage loans. During fiscal 2000, the Company grew the portfolio of residential mortgage loans primarily through originations of single-family mortgage loans. Residential first mortgages are generally believed to be a conservative investment. The Company's high concentration of residential first mortgages tends to reduce its level of delinquencies and problem loans.

     In 1993, the Company began a leasing operation, which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued purchasing leases during fiscal 1997 and let the existing portfolio repay. Leases at March 31, 2000, were $802,000 or 0.09 percent of total loans compared to $3,354,000 at March 31, 1999.

LOAN PORTFOLIO MIX


        At March 31,                 2000                  1999                  1998
  (dollars in thousands)        AMOUNT       %        Amount       %        Amount       %
                              ----------   ------   ----------   ------   ----------   ------
Real Estate loans
  Construction                $  236,003    25.50%  $  206,790    28.04%  $  197,811    31.90%
  Acquisition & development      128,186    13.85%      71,995     9.76%      41,992     6.77%
Real estate mortgage loans
  Non-residential                 80,982     8.75%      58,562     7.94%      71,515    11.53%
  Residential                    325,948    35.22%     272,553    36.97%     192,994    31.12%
  Home equity and second
    mortgages                     80,131     8.66%      61,699     8.37%      46,218     7.45%
                              ----------   ------   ----------   ------   ----------   ------
Total real estate loans          851,250    91.98%     671,599    91.08%     550,530    88.77%
                              ----------   ------   ----------   ------   ----------   ------
Other loans:
  Commercial                      29,499     3.19%      22,896     3.11%      15,681     2.53%
  Mezzanine                       17,835     1.93%       8,225     1.12%      10,746     1.73%
  Leases                             802     0.09%       3,354     0.45%       9,463     1.53%
  Consumer and other              26,045     2.81%      31,263     4.24%      33,755     5.44%
                              ----------   ------   ----------   ------   ----------   ------
  Total other loans               74,181     8.02%      65,738     8.92%      69,645    11.23%
                              ----------   ------   ----------   ------   ----------   ------
Total gross loans receivable     925,431   100.00%     737,337   100.00%     620,175   100.00%
                              ----------   ------   ----------   ------   ----------   ------
Less:
Undisbursed portion of loans
  In process                    (137,966)             (106,704)              (77,302)
  Deferred costs (fees) and
    other unearned income            600                   (18)                 (636)
  Allowance for loan losses       (7,191)               (7,345)               (6,505)
                              ----------            ----------            ----------
Loans receivable, net         $  780,874            $  623,270            $  535,732
                              ==========            ==========            ==========


                                     1997                  1996
                                Amount       %        Amount       %
                              ----------   ------   ----------   ------
Real Estate loans
  Construction                $  205,086    33.98%  $  185,337    36.91%
  Acquisition & development       35,408     5.87%      30,419     6.06%
Real estate mortgage loans
  Non-residential                 65,748    10.89%      51,020    10.16%
  Residential                    194,821    32.28%     157,996    31.47%
  Home equity and second
    mortgages                     43,752     7.25%      17,212     3.43%
                              ----------   ------   ----------   ------
Total real estate loans          544,815    90.27%     441,984    88.03%
                              ----------   ------   ----------   ------
Other loans:
  Commercial                      15,160     2.51%      12,117     2.41%
  Mezzanine                           --       --           --       --
  Leases                          19,939     3.30%      38,032     7.57%
  Consumer and other              23,648     3.92%       9,957     1.99%
                              ----------   ------   ----------   ------
  Total other loans               58,747     9.73%      60,106    11.97%
                              ----------   ------   ----------   ------
Total gross loans receivable     603,562   100.00%     502,090   100.00%
                              ----------   ------   ----------   ------
Less:
Undisbursed portion of loans
  In process                     (80,801)              (84,268)
  Deferred costs (fees) and
    other unearned income         (1,814)               (1,515)
  Allowance for loan losses       (5,198)               (5,464)
                              ----------            ----------
Loans receivable, net         $  515,749            $  410,843
                              ==========            ==========


     In accordance with the Company's business plan, the volume of construction and acquisition and development lending has increased over the previous five years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and close monitoring of the process. The Company's underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels of unsold homes by price range and location, the feasibility of house plans and costs, the growth prospects for the economy and the impact of changes in interest rates. The Company has a multi-state construction inspection and appraisal network. Its staff closely monitors construction progress and draws throughout the process. In addition, no single customer accounted for more than 2.0 percent of the Company's loans in fiscal 2000, 1999 or 1998.

     The following table exhibits the geographic location of the Company's real estate construction and acquisition and development loans.

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION


           At March 31, 2000                         Acquisition &                % of Total
        (dollars in thousands)   Construction (1)   Development (1)     Total    by Location
                                 ----------------   ---------------   --------   -----------
        Atlanta, GA                   $ 74,324         $ 63,829       $138,153      59.78%
        Jacksonville, FL                16,657           20,670         37,327      16.16%
        Charlotte, NC                   12,480            2,138         14,618       6.32%
        Augusta, GA                     13,611              929         14,540       6.29%
        Savannah, GA                     7,771            6,229         14,000       6.06%
        Chattanooga, TN                 11,686              285         11,971       5.18%
        Warner Robins, GA                  499               --            499       0.21%
                                      --------         --------       --------   --------
          Total by type               $137,028         $ 94,080       $231,108     100.00%
                                      ========         ========       ========   ========

        (1) Represents the current balance not including amounts committed to be disbursed.

PROVISION FOR LOAN LOSSES AND RISK ELEMENTS

       The Bank has an Asset Classification Committee (the "ACC"), comprised of management, which reports on asset quality at least quarterly to the Board of Directors. Management and the ACC consider numerous factors in identifying potential problem loans including, among other factors, the estimated value of the underlying collateral, loan concentrations, specific loan problems, economic conditions that may affect the borrower's ability to repay, past payment experience, general market conditions and such other factors as management or the ACC believes should be considered under existing circumstances. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments with regard to information available to them at the time of the examination. Management is not aware of any loans classified for regulatory purposes as loss, doubtful or substandard that (i) have not been disclosed and (ii) either (a) represent or result from trends or uncertainties, which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (b) represent material credits in which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

     Management believes that the Bank's credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank's allowance for probable loan losses is adequate in relation to the composition of its loan portfolio. Although the Company's non-accrual loans as a percentage of loans receivable, net was 1.24 percent at March 31, 2000, there is a risk that the quality of the Company's loan portfolio could decline. The rapid growth in loans and the concentration of construction loans, present risks that the quality of the loan portfolio could decline. Construction and acquisition and development loans comprise the largest component of the Company's loan portfolio. Construction loans frequently involve greater risk than residential mortgage loans principally due to (i) the potential risks associated with securing permanent financing, and (ii) general market conditions in the housing industry. Management and the ACC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the "OTS") also monitors and comments on the adequacy of the Bank's provision for loan losses in conducting its examinations of the Bank.

NON-PERFORMING ASSETS

     At March 31, 2000, the Company had non-accrual loans of $9,713,000 compared to $6,692,000 at March 31, 1999. Interest income not recognized on non-accrual loans amounted to $280,000 during 2000, and $386,000 during 1999. At March 31, 2000, $8,113,000 or 83.53 percent of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $5,094,000 or 76.12 percent at March 31, 1999.

     In addition, at March 31, 2000, the ACC identified $9,517,000 as potential problem loans compared to $2,550,000 of potential problem loans at March 31, 1999. At March 31,2000, the Bank had four borrowers located in the metro Atlanta area with loans classified as potential problems totaling $7,909,000 or 83.10 percent of the potential problems. These loans were all current at March 31, 2000. One borrower had one construction loan, two lot loans and three acquisition and development loans totaling $1,597,000. These loans were identified as potential problems due to past delinquencies and concerns regarding the borrower's cash flows. In June 2000, all the loans relating to the borrower were paid off.

     Three non-residential real estate loans to one borrower totaled $2,253,000. These loans were identified as potential problems due to concerns regarding the borrower's cash flows. Subsequent to year end the borrower filed for protection under a Chapter 11-reorganization of the Bankruptcy code. One borrower has a non-residential real estate loan in the amount of $793,000. This loan was identified as a potential problem due to a lack of current financial information and concerns regarding the borrower's cash flows. The loan is current and has performed in accordance with the terms of the note.

     In addition, one borrower has two commercial loans totaling $3,266,000 that were identified by the OTS as potential problem loans. These loans are current and have performed in accordance with the terms of the note.

     Real estate owned decreased by $575,000 or 27.43 percent to $1,521,000 at March 31, 2000, from $2,096,000 at March 31, 1999. Total problem assets as a percent of total assets increased to 1.67 percent at March 31, 2000 from 0.92 percent at March 31, 1999.

     The following table reflects non-accrual loans, potential problem loans and real estate acquired through the settlement of loans as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC, regardless of payment status.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


at March 31,
 (dollars in thousands)                                  2000          1999          1998          1997          1996
                                                       --------      --------      --------      --------      --------
Non-accrual loans
   Residential real estate-construction                $    590      $    497      $  1,127      $  1,692      $  1,658
   Residential real estate-mortgage                       8,113         5,094         4,026         2,934           569
   Commercial real estate                                    --           282            --            93             7
   Commercial                                               238            37            24           427           662
   Commercial leases                                        234           311         2,054         2,508         3,421
   Consumer and other                                       538           471           717           212            --
                                                       --------      --------      --------      --------      --------
Total non-accrual                                         9,713         6,692         7,948         7,866         6,317
                                                       ========      ========      ========      ========      ========
Potential problem loans                                   9,517         2,550         4,009         2,503         4,329
                                                       --------      --------      --------      --------      --------
   Total non-accrual and problem loans                   19,230         9,242        11,957        10,369        10,646
                                                       ========      ========      ========      ========      ========
Real estate owned, net                                    1,521         2,096         2,947         2,074         1,344
                                                       --------      --------      --------      --------      --------
   Total problem assets                                $ 20,751      $ 11,338      $ 14,904      $ 12,443      $ 11,990
                                                       ========      ========      ========      ========      ========
Total problem assets/Total assets                          1.67%         0.92%         1.30%         1.51%         1.63%
                                                       --------      --------      --------      --------      --------
Total problem assets/Loans receivable, net
    plus allowance                                         2.63%         1.80%         2.75%         2.39%         2.88%
                                                       ========      ========      ========      ========      ========
Allowance for loan losses/Total problem assets            34.65%        64.78%        43.65%        41.77%        45.57%
                                                       ========      ========      ========      ========      ========

CONCENTRATIONS BY GEOGRAPHIC LOCATION

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION


at March 31, 2000                                                   Potential    Real Estate                  % of Total
  (dollars in thousands)                             Non-accrual     Problem       Owned(1)       Total       By Location
                                                     -----------    ---------    -----------     --------     -----------
Atlanta, GA                                            $  5,123      $  9,157      $    258      $ 14,538         69.68%
Augusta, GA                                                 554            --           244           798          3.82%
Hinesville, GA                                               --            --           230           230          1.10%
Savannah, GA                                                434            --            --           434          2.08%
Jacksonville, FL                                            314            --            --           314          1.51%
Charlotte,  NC                                            1,003            --            --         1,003          4.81%
Aiken, SC                                                    --            --            66            66          0.32%
All other locations                                       2,285           360           835         3,480         16.68%
                                                       --------      --------      --------      --------      --------
Total problem assets                                   $  9,713      $  9,517      $  1,633      $ 20,863        100.00%
                                                       ========      ========      ========      ========      ========

(1) Does not include allowances of $112,707; real estate owned, net equals $1,520,714.

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and by type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE


                                         Residential
at March 31, 2000                    -------------------    Comm'l                                               % of Total
(dollars in thousands)                Constr      Mtgs     R-Estate    Comm'l     Leases  Installment   Total    by Location
                                     --------   --------   --------   --------   -------- -----------  --------  -----------
Non-accrual:
Atlanta, GA                          $    165   $  3,948         --   $    238   $    234   $    538   $  5,123      24.55%
Augusta, GA                                89        465         --         --         --         --        554       2.65%
Savannah, GA                               --        434         --         --         --         --        434       2.08%
Jacksonville, FL                          134        180         --         --         --         --        314       1.51%
Charlotte, NC                             202        801         --         --         --         --      1,003       4.81%
All other locations                        --      2,285         --         --         --         --      2,285      10.95%
                                     --------   --------   --------   --------   --------   --------   --------   --------
  Total non-accrual                       590      8,113         --        238        234        538      9,713      46.55%
                                     ========   ========   ========   ========   ========   ========   ========   ========
Potential problem loans:
Atlanta, GA                             2,005         74      3,448      3,630         --         --      9,157      43.89%
All other locations                       360         --         --         --         --         --        360       1.73%
                                     --------   --------   --------   --------   --------   --------   --------   --------
Total potential problem loans           2,365         74      3,448      3,630         --         --      9,517      45.62%
                                     ========   ========   ========   ========   ========   ========   ========   ========
Real estate owned
Atlanta, GA                                51        112         95         --         --         --        258       1.24%
Augusta, GA                                --        244         --         --         --         --        244       1.17%
Hinesville, GA                            230         --         --         --         --         --        230       1.10%
Aiken, SC                                  66         --         --         --         --         --         66       0.32%
All other locations                        74        761         --         --         --         --        835       4.00%
                                     --------   --------   --------   --------   --------   --------   --------   --------
Total real estate owned(1)                421      1,117         95         --         --         --      1,633       7.83%
                                     ========   ========   ========   ========   ========   ========   ========   ========
Total problem assets by type         $  3,376   $  9,304   $  3,543   $  3,868   $    234   $    538   $ 20,863     100.00%
                                     ========   ========   ========   ========   ========   ========   ========   ========
% of total problem assets by type       16.18%     44.60%     16.98%     18.54%      1.12%      2.58%    100.00%        --
                                     ========   ========   ========   ========   ========   ========   ========   ========

(1) Does not include allowances of $112,707; real estate owned, net equals $1,520,714.

LOAN IMPAIRMENT

     Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans and amounted to $298,000 at March 31, 2000, compared to $581,000 at March 31, 1999. A loan is considered impaired when a loan is classified as non-accrual or based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Specific allowances for loan losses are allocated for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price, or the estimated fair value of the underlying collateral. At March 31, 2000 and 1999, the valuation allowance related to these impaired loans was $133,000 and $214,000, respectively, which is included in the allowance for loan losses as presented in the tables on the following page. At March 31, 2000 and 1999, all impaired loans had a related loan loss allowance. For the years ended March 31, 2000 and 1999, the Company charged-off $316,000 and $450,000, respectively, against the loan loss allowance related to impaired loans. For the years ended March 31, 2000 and 1999, the average recorded investment in impaired loans was $302,000 and $1,375,000, respectively.

ALLOWANCE FOR LOAN LOSSES

     The Company set aside $900,000 and $2,181,000, respectively, of additional allowances for probable loan losses during the years ended March 31, 2000 and 1999. At March 31, 2000, the allowance represented 1.03 percent of average loans receivable, net, outstanding during the period, a decrease as compared to 1.28 percent at March 31, 1999. Net charge-offs in fiscal 2000 were $1,054,000 versus $1,341,000 in fiscal 1999 and $1,294,000 in 1998. In fiscal 2000, net charge-offs represented 0.15 percent of average loans receivable, net versus
0.23 percent for fiscal 1999 and 0.25 percent in fiscal 1998. Loan loss allowance totaled $7,191,000 and $7,345,000, respectively, at March 31, 2000 and 1999. Loan loss allowance to total problem assets decreased to 34.65 percent at March 31, 2000 compared to 64.78 percent at March 31, 1999. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the allowance for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the allowance for loan losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


  March 31,
     (dollars in thousands)                                2000          1999          1998          1997          1996
                                                         --------      --------      --------      --------      --------
  Allowance for loan losses,
    Beginning of year                                    $  7,345      $  6,505      $  5,198      $  5,464      $  4,704
  Charge-offs:
    Real estate-construction                                   28            12            88            86            44
    Real estate-mortgage                                      491           552           747           160           326
    Commercial                                                308            27            78           413           180
    Commercial leases                                          30           466            --         2,406            --
    Consumer and other                                        940           764           635            59            42
                                                         --------      --------      --------      --------      --------
      Total charge-offs                                     1,797         1,821         1,548         3,124           592
  Recoveries                                                  743           480           254           206           352
                                                         --------      --------      --------      --------      --------
  Net charge-offs                                           1,054         1,341         1,294         2,918           240
  Provision for loan losses                                   900         2,181         2,601         2,652         1,000
                                                         --------      --------      --------      --------      --------
  Allowance for loan losses, end of year                    7,191         7,345         6,505         5,198         5,464
                                                         --------      --------      --------      --------      --------
  Average loans receivable, net, outstanding for
    the period                                           $697,664      $572,610      $519,393      $462,073      $401,923
                                                         --------      --------      --------      --------      --------
  Ratio of net charge-offs to average
    loans receivable, net, outstanding                       0.15%         0.23%         0.25%         0.63%         0.06%
                                                         --------      --------      --------      --------      --------
  Allowance to average loans receivable, net
    outstanding                                              1.03%         1.28%         1.25%         1.12%         1.36%
                                                         --------      --------      --------      --------      --------

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


    March 31,                      2000                 1999                 1998                 1997                 1996
                              DOLLAR               Dollar               Dollar               Dollar               Dollar
(dollars in thousands)        AMOUNT     %(1)      Amount     %(1)      Amount     %(1)      Amount     %(1)      Amount     %(1)
                            ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
Balance at end of
  period applicable to:
Real Estate -
  First mortgage loans      $    2,423   43.97%  $    1,706   44.91%  $    1,517   42.65%  $      791   43.17%  $      693   41.63%
  Second mortgage loans          1,027    8.66%         980    8.37%         882    7.45%         713    7.25%         512    3.43%
  Construction                   1,637   39.35%       1,895   37.80%       1,754   38.67%       1,127   39.85%       1,128   42.97%
  Commercial                       535    3.19%         550    3.11%         203    2.53%         121    2.51%         221    2.41%
  Mezzanine                        194    1.93%         123    1.12%         161    1.73%          --                   --      --
  Commercial leases                 53    0.09%         315    0.45%         591    1.53%       1,724    3.30%       2,493    7.57%
  Consumer and other               799    2.81%       1,086    4.24%         821    5.44%         220    3.92%         133    1.99%
  Unallocated                      523      --          690      --          576      --          502      --          284      --
                            ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
  Total                     $    7,191  100.00%  $    7,345  100.00%  $    6,505  100.00%  $    5,198  100.00%  $    5,464  100.00%
                            ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

(1) Loan balance in each category expressed as a percentage of gross loans receivable.

INVESTMENT SECURITIES

     During fiscal 2000, investment securities decreased 0.41 percent over the prior year. At March 31, 2000 , the Company had total investments in securities of $271,808,000 versus $272,916,000 at March 31, 1999. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes.

     The investment securities portfolio at March 31, 2000 was comprised of $61,164,000 of investment securities held to maturity at amortized cost. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, the Company had an estimated market value of $210,644,000 of securities available for sale at March 31, 2000. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $7,477,000 and $283,000 at March 31, 2000 and 1999, respectively.

     Included in other securities at March 31, 2000 and 1999 are $0 and $766,305, respectively, of investment grade residential mortgage pass through certificates issued by the RTC. These securities are rated Aa2 by Moody's and AA by Standard & Poors. The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 2000, 1999 or 1998.

     The following table reflects securities held in the Company's securities portfolio for the periods indicated:

INVESTMENT SECURITIES


as of March 31,
  (dollars in thousands)                          2000         1999         1998
                                                --------     --------     --------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies        $ 11,406     $ 18,539     $ 36,188
  Mortgage-backed securities                      39,325       32,866        5,010
  Corporate bonds                                  4,958        7,433        7,431
  Other debt securities                            5,475        9,460        9,509
                                                --------     --------     --------
          Total                                   61,164       68,298       58,138
                                                ========     ========     ========
Securities Available for Sale:
  US Treasury and US Government Agencies          50,219       35,308       16,068
  Mortgage-backed securities                     106,778       95,539       70,626
  Corporate bonds                                     --        2,027        2,037
  Equity securities-preferred stock               11,144       12,279       12,210
  Other debt securities                           42,503       59,465        3,795
                                                --------     --------     --------
          Total                                  210,644      204,618      104,736
                                                ========     ========     ========
Total Investment Securities:
  US Treasury and US Government Agencies          61,625       53,847       52,256
  Mortgage-backed securities                     146,103      128,405       75,636
  Corporate bonds                                  4,958        9,460        9,468
  Equity securities-preferred stock               11,144       12,279       12,210
  Other debt securities                           47,978       68,925       13,304
                                                --------     --------     --------
          Total                                 $271,808     $272,916     $162,874
                                                ========     ========     ========

     The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of securities held in the Bank's portfolio, for the periods indicated:

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS


                                                Investment Securities               Securities
                                                  Held to Maturity              Available for Sale
                                                   March 31, 2000                 March 31, 2000
                                             --------------------------    ----------------------------
                                             Amortized      Weighted       Estimated       Weighted
(dollars in thousands)                         Cost       Average Yield    Fair Value  Average Yield(1)
                                             --------     -------------    ----------  ----------------
US Treasury and US Government Agencies:
   Within 1 year                             $  4,000           5.98%       $     --             --
   1-5 years                                    7,406           6.42%         24,261           6.42%
   5-10 years                                      --             --          25,958           6.41%
   More than 10 years                              --             --              --             --
                                             --------       --------        --------       --------
      Total                                    11,406           6.27%         50,219           6.42%
                                             ========       ========        ========       ========
Mortgage-backed securities:
Government National Mortgage Association
   Within 1 year                                   --             --              --             --
   1 to 5 years                                    --             --              --             --
   5 to 10 years                                   --             --           9,808           7.32%
   More than 10 years                          25,198           6.67%         58,469           6.67%
                                             --------       --------        --------       --------
      Total                                    25,198           6.67%         68,277           6.76%
                                             ========       ========        ========       ========
Federal National Mortgage Assn.
   Within 1 year                                   --             --             240           6.48%
   1 to 5 years                                    --             --              --             --
   5 to 10 years                                   --             --             821           8.44%
   More than 10 years                             383           5.81%         24,522           6.01%
                                             --------       --------        --------       --------
      Total                                       383           5.81%         25,583           6.09%
                                             ========       ========        ========       ========
Federal Home Loan Mortgage Corp.
   Within 1 year                                   --             --              --             --
   1 to 5 years                                    --             --             134           8.50%
   5 to 10 years                                   --             --           1,254           8.50%
   More than 10 years                          13,744           6.48%         11,530           6.00%
                                             --------       --------        --------       --------
      Total                                    13,744           6.48%         12,918           6.27%
                                             ========       ========        ========       ========
Other:
   Within 1 year                                   --             --              --             --
   1 to 5 years                                    --             --              --             --
   5 to 10 years                                   --             --              78           6.72%
   More than 10 years                           5,475           6.52%         42,425           5.97%
                                             --------       --------        --------       --------
      Total                                     5,475           6.52%         42,503           5.97%
                                             ========       ========        ========       ========
Corporate Debt:
   Within 1 year                                2,499           7.41%             --             --
   1 to 5 years                                   500          10.88%             --             --
   5 to 10 years                                1,959           7.63%             --             --
   More than 10 years                              --             --              --             --
                                             --------       --------        --------       --------
      Total                                     4,958           7.84%             --             --
                                             ========       ========        ========       ========
Preferred Stock:
   Within 1 year                                   --             --              --             --
   1 to 5 years                                    --             --              --             --
   5 to 10 years                                   --             --              --             --
   More than 10 years                              --             --          11,144           7.06%
                                             --------       --------        --------       --------
      Total                                        --             --          11,144           7.06%
                                             ========       ========        ========       ========
Total Securities:
   Within 1 year                                6,499           6.53%            240           6.48%
   1 to 5 years                                 7,906           6.70%         24,395           6.43%
   5 to 10 years                                1,959           7.63%         37,919           6.76%
   More than 10 years                          44,800           6.58%        148,090           6.34%
                                             --------       --------        --------       --------
Total                                        $ 61,164           6.62%       $210,644           6.43%
                                             ========       ========        ========       ========

(1) Weighted average yield computed using amortized cost.

DEPOSITS

     Deposits are the Company's primary funding source. Total deposits decreased by $109,713,000 or 12.47 percent to $769,952,000 at March 31, 2000, from
$879,665,000 at March 31, 1999. The decrease in deposits was a conscious strategy by management to eliminate certain high cost deposits. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fourteen branches and Internet banking site, justrightbank.com. Management believes that the majority of new accounts are a result of the continued trend in consolidation of financial institutions in the metropolitan Atlanta market and the desire of customers to deal with an independent, local financial institution.

     Demand deposits decreased by $40,646,000 or 14.00 percent to $249,712,000 at March 31, 2000 compared to $290,358,000 at March 31, 1999. Interest-bearing checking decreased by $24,414,000 or 19.98 percent to $97,769,000 at March 31, 2000 from $122,183,000 at March 31, 1999. Money market accounts decreased by $19,986,000 or 23.37 percent to $65,530,000 at March 31, 2000 from $85,516,000 at March 31, 1999. Demand deposits including checking accounts, savings accounts and money market accounts were 32.43 percent of the Company's deposits at March 31, 2000. Certificates of deposit decreased by $69,067,000 or 11.72 percent to $520,240,000 at March 31, 2000 compared to $589,307,000 at March 31, 1999.
Certificate of deposits $100,000 and greater were 3.96 percent of total deposits at March 31, 2000, and 16.21 percent at March 31, 1999. In addition, at March 31, 2000, 12.27 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The weighted average interest rate on deposits during fiscal 2000 decreased 46 basis points to 4.78 percent from 5.24 percent.

     The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE


                                                             Certificates of
                                                                 Deposit
  (dollars in thousands)                                      March 31, 2000
                                                             ---------------

3 months or less                                                 $ 11,506
Over 3 months through 6 months                                      4,562
Over 6 months through 12 months                                    10,655
Over 12 months                                                      3,736
                                                                 --------
      Total outstanding                                          $ 30,459
                                                                 ========


     The following table exhibits the Company's composition of deposits for the years indicated.

DEPOSIT MIX


at March 31,                                             2000                       1999
  (dollars in thousands)                          AMOUNT      % OF TOTAL     Amount      % of Total
                                                 --------     ----------    --------     ----------
Demand deposits
   Non-interest bearing deposits                 $ 53,085          6.89%    $ 45,737          5.20%
    1.50% - 5.94% Interest bearing deposits        97,769         12.70%     122,183         13.89%
    1.50% - 2.05% Savings                          33,328          4.33%      36,922          4.20%
    2.00% - 4.25% Money markets                    65,530          8.51%      85,516          9.72%
Certificate accounts less than $100,000
    1.50% - 5.99%                                 288,915         37.52%     312,606         35.54%
    6.00% - 7.99%                                 200,580         26.05%     133,770         15.21%
    8.00% - 10.00%                                    286          0.04%         318          0.03%
Certificate accounts $100,000 and greater
    1.50% - 10.20%                                 30,459          3.96%     142,613         16.21%
                                                 --------      --------     --------      --------
      Total                                      $769,952        100.00%    $879,665        100.00%
                                                 ========      ========     ========      ========

     The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.

AVERAGE DEPOSIT BALANCES AND RATES


                                             2000                      1999                    1998
                                   ----------------------    -----------------------    -----------------------
                                   AVERAGE      AVERAGE      Average       Average      Average       Average
(dollars in thousands)              RATE         AMOUNT       Rate          Amount       Rate          Amount
                                   -------     ----------    -------      ----------    -------      ----------
Demand deposits:
   Interest bearing deposits         3.21%     $  108,413       3.44%     $  104,754       2.62%     $   65,746
   Savings                           1.73%         35,042       2.41%         37,884       2.48%         42,441
   Money markets                     3.85%         81,753       3.97%         69,863       3.36%         30,717
Certificates of deposits             5.46%        520,165       5.89%        588,246       5.94%        436,727
                                   ------      ----------     ------      ----------     ------      ----------
      Total                          4.78%     $  745,373       5.24%     $  800,747       5.17%     $  575,631
                                   ======      ==========     ======      ==========     ======      ==========

BORROWINGS

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 2000, advances were $292,500,000 an increase from $157,500,000 at March 31, 1999. The weighted average interest rate on these borrowings was 5.65 percent and 5.38 percent at March 31, 2000 and 1999, respectively. In addition, EREA utilizes borrowings from third parties to fund real estate activities.

     The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:

SHORT-TERM BORROWINGS


(dollars in thousands)                      at March 31,      Maximum         Average
                                            ------------     ----------      ----------
2000:
BALANCES OUTSTANDING                         $   93,983      $  104,000      $   62,443
WEIGHTED AVERAGE RATE                              5.92%           5.89%           5.82%
                                             ----------      ----------      ----------
1999:
Balances outstanding                         $    8,316      $  127,550      $   89,756
Weighted average rate                              6.10%           6.17%           5.53%
                                             ----------      ----------      ----------
1998:
Balances outstanding                         $  125,335      $  164,320      $  131,526
Weighted average rate                              5.95%           5.78%           5.46%
                                             ----------      ----------      ----------

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

     The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. In recent years, the Company has also experienced significant growth in assets. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At March 31, 2000, the Company's liquidity ratio was 5.92.

     At March 31, 2000, the Company had commitments to originate fixed rate mortgage loans of approximately $34,417,000 and commitments to originate variable rate mortgage loans of approximately $4,875,000 with terms of up to thirty years and interest rates ranging from 6.875 percent to 9.50 percent. The Company had commitments to sell mortgage loans of approximately $52,220,000 at March 31, 2000. The Company is committed to loan funds on unused variable rate lines of credit approximately $57,839,000 at March 31, 2000. In addition, the Company has issued approximately $5,355,000 in letters of credit at March 31, 2000. The Company's funding sources for these commitments include loan repayments, deposits and FHLB advances.

     Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $732,056,000 or
53.26 percent to $642,547,000 for fiscal 2000 compared to $1,374,603,000 for fiscal 1999. The Company manages the short-term funding requirements of these loans primarily with short-term advances from the FHLB and deposits.

CASH FLOW FROM OPERATING ACTIVITIES

     During fiscal 2000, cash provided by operating activities was $161,292,000 compared to $95,869,000 in fiscal 1999. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus origination of loans held for sale. In fiscal 2000, the Company originated $642,547,000 of loans held for sale and sold $814,677,000 of loans held for sale. This resulted in a $172,130,000 source of cash. This compares to fiscal 1999, when the Company originated $1,374,603,000 of loans held for sale and sold $1,485,825,000 of loans held for sale, resulting in a $111,222,000 source of cash.

CASH FLOW FROM INVESTING ACTIVITIES

     In fiscal 2000, the Company used $187,445,000 of cash flows from investing activities compared to $200,654,000 for the prior year. During fiscal 2000, the primary use of cash was loan originations, net of repayments in the amount of $152,916,000, compared to $86,515,000 for the prior year. The Company purchased investment securities held to maturity of $9,884,000 and $47,619,000 of securities available for sale during fiscal 2000. For fiscal 1999, comparatively, the Company purchased $29,959,000 of investment securities held to maturity and $145,330,000 of securities available for sale. The Company generated cash flows from calls and maturities of investment securities held to maturity of $10,107,000. In addition, sales of securities available for sale provided cash of $1,807,000, while calls and maturities of securities available for sale provided cash of $2,000,000. This compares to calls and maturities of investment securities held to maturity of $17,653,000 during the prior year. During fiscal 1999, sales of securities available for sale provided cash of $9,441,000, while calls and maturities provided cash of $10,479,000. Principal repayments on investment securities held to maturity were $7,082,000 and principal repayments on securities available for sale were $26,315,000 during fiscal 2000. Comparatively, principal repayments on investment securities held to maturity were $2,157,000 and principal repayments on securities available for sale were $24,040,000 during fiscal 1999. During fiscal 2000, the Company invested additional used funds of $50,373,000 in real estate projects and received proceeds of $33,798,000. During fiscal 1999, the Company invested cash of $14,551,000 in real estate projects and received $11,177,000 in proceeds.

CASH FLOW FROM FINANCING ACTIVITIES

     Cash provided from financing activities during fiscal 2000, was $26,886,000 compared to $97,942,000 during fiscal 1999. FHLB advances provided a significant source of funds during both fiscal 2000 and fiscal 1999. The decline in the Company's deposits was the most significant factor. Deposits decreased by $109,713,000 during fiscal 2000 as compared to increasing $100,690,000 during the prior year. The decrease in deposits was a conscious strategy to eliminate certain high cost deposits. The Company borrowed $812,407,000 from the FHLB and repaid $671,587,000 in fiscal 2000. This compares to borrowings of $842,461,000 and repayments of $861,764,000 during fiscal 1999. During fiscal 1999, the Company raised $28,750,000 of additional capital through a public offering of trust preferred securities. Additionally, in fiscal 1999, the Company issued $2,000,000 in ESOP debt to acquire common stock. In fiscal 2000, pursuant to the Company's stock repurchase plan, the Company repurchased 47,250 shares of common stock with a cost of $811,000 to be held as treasury stock. In fiscal 1999, the Company repurchased 252,750 shares of common stock with a cost of $4,599,000. The Company paid cash dividends to its shareholders of $3,559,000 and $3,619,000 in fiscal 2000 and fiscal 1999, respectively.

CAPITAL

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 2000, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. The Bank's risk-based capital ratio at March 31, 2000 was 10.01 percent or .01 percent above the minimum required to be considered "well capitalized."

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. The Bank paid cash dividends to the Company of $6,500,000, $0, and $3,410,000 during the years ended March 31, 2000, 1999 and 1998, respectively. During fiscal 1998, the Bank paid a dividend in the form of loans to the Company in the amount of $10,525,000. The Company contributed capital of $12,000,000 to the Bank during fiscal 1999.

REGULATORY CAPITAL


        AT MARCH 31, 2000                    ACTUAL                   REQUIREMENT                   EXCESS
        ($ IN 000'S)                   AMOUNT         %           AMOUNT         %           AMOUNT         %
                                      --------     --------      --------     --------      --------     --------
        RISK-BASED RATIOS:
          TIER 1 CAPITAL              $ 69,061         9.12%     $ 30,280         4.00%     $ 38,781         5.12%
          TOTAL CAPITAL                 75,794        10.01%       60,559         8.00%       15,235         2.01%
        TIER 1 LEVERAGE                 69,061         5.75%       48,050         4.00%       21,011         1.75%
        TANGIBLE EQUITY                 69,061         5.51%       18,803         1.50%       50,258         4.01%
                                      --------     --------      --------     --------      --------     --------


        At March 31, 1999                    Actual                   Requirement                   Excess
        ($ in 000's)                   Amount         %           Amount         %           Amount         %
                                      --------     --------      --------     --------      --------     --------
        Risk-based ratios:
          Tier 1 capital              $ 69,810         9.97%     $ 28,012         4.00%     $ 41,798         5.97%
          Total capital                 76,996        10.99%       56,024         8.00%       20,972         2.99%
        Tier 1 leverage                 69,810         5.77%       48,421         4.00%       21,389         1.77%
        Tangible equity                 69,810         5.25%       19,951         1.50%       49,859         3.75%
                                      --------     --------      --------     --------      --------     --------

YEAR 2000

     The Company's commitment in addressing and managing the challenges presented by Year 2000 issues has resulted in a successful transition. The Company's Team 2000, a group of key employees, mission critical vendors and an outside consulting firm, was committed to ensure the Company could continue conducting business without compromising the integrity of its systems and services. In addition, the Company, through Team 2000, addressed Year 2000 issues related to liquidity requirements and potential credit quality concerns. The

Company is not aware of any significant third party relationships that were negatively impacted by the century date change. Controls are in place to continue monitoring issues related to the Year 2000, including third party relationships. The Company is committed to dedicating resources to immediately resolve any such issues that should arise.

     During fiscal 2000, the Company incurred approximately $250,000 in expenses related to the Year 2000 project and has incurred approximately $750,000 since the project's inception. Cost associated with the redeployment of personnel to the Year 2000 project is not readily identifiable and is not included above. These expenses did not have a material effect on the operations or financial performance of the Company.

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

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the Report of Independent Public Accountants are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA
Year ended March 31,
(in thousands except per share data, unaudited)


                                                     2000                                         1999
                                   4TH QTR.   3RD QTR.    2ND QTR.   1ST QTR.   4th Qtr.   3rd Qtr.    2nd Qtr.   1st Qtr.
                                   --------   --------    --------   --------   --------   --------    --------   --------
Interest income                    $ 22,857   $ 22,190    $ 21,439   $ 21,326   $ 22,593   $ 25,406    $ 21,310   $ 21,434
Interest expense                     13,593     13,003      12,922     13,171     14,699     15,232      13,441     13,406
                                   --------   --------    --------   --------   --------   --------    --------   --------
Net interest income                   9,264      9,187       8,517      8,155      7,894     10,174       7,869      8,028
Provision for loan losses               300        200         100        300        300        627         627        627
                                   --------   --------    --------   --------   --------   --------    --------   --------
Net interest income after
   provision for loan losses          8,964      8,987       8,417      7,855      7,594      9,547       7,242      7,401
Noninterest income                    5,625      4,854       4,604      7,509      7,330      5,052       6,681      6,415
Noninterest expenses                 10,757     10,472       9,928     11,691     11,523     11,036      10,192      9,391
                                   --------   --------    --------   --------   --------   --------    --------   --------
Income before income taxes            3,832      3,369       3,093      3,673      3,401      3,563       3,731      4,425
                                   ========   ========    ========   ========   ========   ========    ========   ========
Income tax expense                    1,331      1,026         846      1,232      1,103      1,090       1,260      1,445
                                   ========   ========    ========   ========   ========   ========    ========   ========
Net income                         $  2,501   $  2,343    $  2,247   $  2,441   $  2,298   $  2,473    $  2,471   $  2,980
                                   ========   ========    ========   ========   ========   ========    ========   ========
Earnings per common share -
  basic                            $    .45   $    .42    $    .40   $    .44   $    .41   $    .43    $    .43   $    .52
                                   ========   ========    ========   ========   ========   ========    ========   ========
Earnings per common share -
  diluted                          $    .45   $    .42    $    .40   $    .43   $    .40   $    .42    $    .42   $    .50
                                   ========   ========    ========   ========   ========   ========    ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors and the Executive Officers of the Company and the Bank, the information contained under the section captioned "PROPOSAL 1-Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the section captioned "PROPOSAL 1-Election of Directors-Compensation of Executive Officers" in the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Ownership of Equity Securities", in the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       Financial Statements

         1.       Report of Independent Public Accountants Arthur Andersen LLP

         2. Eagle Bancshares, Inc. and Subsidiaries Consolidated Statements of Financial Condition as of March 31, 2000, and 1999; Consolidated Statements of Income for the Years Ended March 31, 2000, 1999 and 1998; Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2000, 1999 and 1998; Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998 and Notes to Consolidated Financial Statements.

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


                            1993 (Exhibit 1 to the Company's Current Report on Form 8-K
                            dated February 9, 1993).
         10.1               Employment Agreement dated as of October 1, 1993, between
                            Tucker Federal Savings and Loan Association and Richard B.
                            Inman, Jr. (Exhibit 10(c) to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1995).*
         10.2               Employment Agreement dated as of January 1, 1994, between
                            Tucker Federal Savings and Loan Association and Betty Petrides
                            (Exhibit 10(f) to the Company's Annual Report on Form 10-K for
                            the year ended March 31, 1995).*
         10.3               Employment Agreement dated January 1, 1994, between Eagle
                            Service Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g)
                            to the Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995).*
         10.4               Tucker Federal Savings and Loan Association Directors'
                            Retirement Plan (Exhibit 10(h) to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1995).*
         10.5               Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive
                            Plan (Exhibit 10(i) to the Company's Annual Report on Form
                            10-K for the year ended March 31, 1995).*
         10.6               Agreement for Advances and Security Agreement with Blanket
                            Floating Lien dated as March 5, 1990 between Tucker Federal
                            Savings and Loan Association and the Federal Home Loan Bank of
                            Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the Company's Form S-2).
         11                 Computation of per share earnings.
         13.1               Eagle Bancshares, Inc. 2000 Consolidated Financial Statements.
         21                 Subsidiaries of the Registrant.
         23.1               Consent of Arthur Andersen LLP.
         27                 Financial Data Schedule (For SEC use only)
                            * The referenced exhibit is a compensatory contract, plan or arrangement.

D.       REPORTS ON FORM 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC.

June 29, 2000                       By:/s/ Conrad J. Sechler, Jr.
                                       -----------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, President and
                                            Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 29, 2000                       By:/s/ Conrad J. Sechler, Jr.
                                       -----------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, and President

June 29, 2000                       By:/s/ Walter C. Alford
                                       -----------------------------------------
                                            Walter C. Alford
                                            Director

June 29, 2000                       By:/s/ Richard J. Burrell
                                       -----------------------------------------
                                            Richard J. Burrell
                                            Director

June 29, 2000                       By:/s/ Richard B. Inman, Jr.
                                       -----------------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer

June 29, 2000                       By:/s/ Weldon A. Nash, Jr.
                                       -----------------------------------------
                                            Weldon A. Nash, Jr.
                                            Director

June 29, 2000                       By:/s/ George G. Thompson
                                       -----------------------------------------
                                            George G. Thompson
                                            Director

June 29, 2000                       By:/s/ William F. Waldrop
                                       -----------------------------------------
                                            William F. Waldrop
                                            Director

INDEX OF EXHIBITS


         EXHIBIT NO.        DESCRIPTION                                                            PAGE NO.
         -----------        -----------                                                            --------
         3.1(A)             Restated Articles of Incorporation of the Company (Exhibit 3
                            to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988.)
         3.1(B)             Articles of Amendment to Restated Articles of Incorporation of
                            the Company (Exhibit 3(a) to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1991).
         3.1(C)             Articles of Amendment to Restated Articles of Incorporation of
                            the Company.
         3.2                Bylaws of the Company, as amended (Exhibit 3(b) to the
                            Company's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1991).
         4                  Shareholder Protection Rights Agreement dated as of January
                            26, 1993 (Exhibit 1 to the Company's Current Report on Form
                            8-K dated February 9, 1993).
         10.1               Employment Agreement dated as of October 1, 1993, between
                            Tucker Federal Savings and Loan Association and Richard B.
                            Inman, Jr. (Exhibit 10(c) to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1995).*
         10.2               Employment Agreement dated as of January 1, 1994, between
                            Tucker Federal Savings and Loan Association and Betty Petrides
                            (Exhibit 10(f) to the Company's Annual Report on Form 10-K for
                            the year ended March 31, 1995).*
         10.3               Employment Agreement dated January 1, 1994, between Eagle
                            Service Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g)
                            to the Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995).*
         10.4               Tucker Federal Savings and Loan Association Directors'
                            Retirement Plan (Exhibit 10(h) to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1995).*
         10.5               Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive
                            Plan (Exhibit 10(i) to the Company's Annual Report on Form
                            10-K for the year ended March 31, 1995).*
         10.6               Agreement for Advances and Security Agreement with Blanket
                            Floating Lien dated as March 5, 1990 between Tucker Federal
                            Savings and Loan Association and the Federal Home Loan Bank of
                            Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the Company's Form S-2).
         11                 Computation of per share earnings.
         13.1               Eagle Bancshares, Inc. 2000 Consolidated Financial Statements.
         21                 Subsidiaries of the Registrant.
         23.1               Consent of Arthur Andersen LLP.
         27                 Financial Data Schedule (For SEC use only)
                            * The referenced exhibit is a compensatory contract, plan or arrangement.