Form 10-Q
period 2000-06-30
EAGLE BANCSHARES INC
filed 2000-08-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [x] Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act OF 1934

                         Commission file number 0-14379

                             EAGLE BANCSHARES, INC.

                      Incorporated in the State of Georgia

                 IRS Employer Identification Number 58-1640222

              Address: 4419 Cowan Road, Tucker, Georgia 30084-4441

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

                      Class: Common Stock, $1.00 Par Value
                 Shares Outstanding at July 31, 2000: 5,637,135

                          Index of Exhibits on Page 31

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                                Page
                                                                              Number

PART I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition at
              June 30, 2000 and March 31, 2000                                     3

              Consolidated Statements of Income -
              Three months ended June 30, 2000 and 1999                            4

              Consolidated Statements of Cash Flows -
              Three months ended June 30, 2000 and 1999                            5

              Notes to Consolidated Financial Statements                           7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 13

PART II. Other Information

              Item 1.  Legal Proceedings                                          28

              Item 2.  Changes in Securities                                      28

              Item 3.  Defaults upon Senior Securities                            28

              Item 4.  Submission of Matters to a Vote of Security Holders        28

              Item 5.  Other Information                                          29

              Item 6.  Exhibits and Reports on Form 8-K                           29

              Signatures                                                          30

              Index of Exhibits                                                   31

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                                                 JUNE 30,            March 31,
(in thousands except per share data)                                               2000                2000
                                                 ASSETS
ASSETS:
Cash and amounts due from banks                                                 $    24,378         $    28,572
Accrued interest receivable                                                           9,689               8,882
Securities available for sale                                                       205,174             210,644
Investment securities held to maturity                                               57,917              61,164
Loans held for sale                                                                  78,926              49,240
Loans receivable, net                                                               784,223             780,874
Investments in real estate                                                           47,196              44,956
Real estate acquired in settlement of loans, net                                      1,600               1,521
Stock in Federal Home Loan Bank, at cost                                             14,695              14,665
Premises and equipment, net                                                          23,772              24,204
Deferred income taxes                                                                 5,522               5,468
Other assets                                                                         20,145              14,881
                                                                                -----------         -----------
          Total assets                                                          $ 1,273,237         $ 1,245,071
                                                                                -----------         -----------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                        $   794,504         $   769,952
Federal Home Loan Bank advances and other borrowings                                355,072             362,372
Advance payments by borrowers for property taxes and insurance                        1,877               1,076
Guaranteed preferred beneficial interests in debentures (trust preferred
    securities)                                                                      28,750              28,750
Accrued expenses and other liabilities                                               19,251               8,450
                                                                                -----------         -----------
          Total liabilities                                                       1,199,454           1,170,600
                                                                                -----------         -----------

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized and 6,238,935
    shares issued at June 30, and March 31, 2000                                      6,239               6,239
Additional paid-in capital                                                           39,518              39,518
Retained earnings                                                                    44,359              44,563
Accumulated other comprehensive income                                               (8,076)             (7,477)
Employee Stock Ownership Plan note payable                                           (1,771)             (1,886)
Treasury stock, 601,800 shares at cost at June 30, and March 31,2000                 (6,486)             (6,486)
                                                                                -----------         -----------
          Total stockholders' equity                                                 73,783              74,471
                                                                                -----------         -----------
          Total liabilities and stockholders' equity                            $ 1,273,237         $ 1,245,071
                                                                                -----------         -----------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                  Three Months Ended
                                                                                               JUNE 30,        June 30,
(in thousands except per share data)                                                             2000            1999
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest on loans                                                                            $ 19,049         $16,817
  Interest on mortgage-backed securities                                                          2,496           2,022
  Interest and dividends on securities and other interest-earning assets                          2,448           2,487
-----------------------------------------------------------------------------------------------------------------------
          Total interest income                                                                  23,993          21,326
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                            9,483           9,669
  Interest on FHLB advances and other borrowings                                                  4,507           2,880
  Interest on long-term debt                                                                        622             622
-----------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                                 14,612          13,171
-----------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                             9,381           8,155
-----------------------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                                                                           450             300
-----------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                                     8,931           7,855
-----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Mortgage production fees                                                                        1,241           2,782
  Gain on sales of investment in real estate                                                      1,142           2,077
  Real estate commissions, net                                                                      262             343
  Rental income                                                                                      --             165
  Service charges                                                                                   799             527
  Gain on sale of branch                                                                             --             673
  Equity in loss in Nextbill.com                                                                   (348)             --
  Miscellaneous                                                                                     613             942
-----------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                                3,709           7,509
-----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                                  4,797           6,503
  Net occupancy expense                                                                           1,335           1,522
  Data processing expense                                                                           785             667
  Federal insurance premiums                                                                         38             181
  Marketing expense                                                                                 636             669
  Professional services                                                                             905             430
  Exit costs associated with disposal of wholesale lending group                                  1,142              --
  Miscellaneous                                                                                   1,952           1,719
-----------------------------------------------------------------------------------------------------------------------
          Total noninterest expenses                                                             11,590          11,691
-----------------------------------------------------------------------------------------------------------------------

          Income before income taxes                                                              1,050           3,673
INCOME TAX EXPENSE                                                                                  352           1,232
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                     $    698         $ 2,441
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                                              $   0.12         $  0.44
EARNINGS PER COMMON SHARE - DILUTED                                                            $   0.12         $  0.43
-----------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
Three Months ended June 30,                                                                      2000               1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $      698         $    2,441
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                                           675                458
   Provision for loan losses                                                                          450                300
   Loss on sale of real estate acquired in settlement of loans                                         --                 35
   Gain on sales of investment in real estate                                                      (1,142)            (2,077)
   Loss (gain) on sales of premises and equipment                                                       2                 (1)
   Gain on sale of branch                                                                              --               (673)
   Amortization of restricted stock                                                                    --                 30
   Deferred income tax expense (benefit)                                                              313               (560)
   Proceeds from sales of loans held for sale                                                     108,874            324,740
   Originations of loans held for sale                                                           (138,560)          (299,960)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                              (807)                75
     (Increase) decrease in other assets                                                           (5,307)             1,302
     Increase in accrued expense and other liabilities                                             10,801              8,092
----------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by operating activities                                        (24,003)            34,202
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities held to maturity                                               --             (9,884)
     Principal payments received on securities available for sale                                   4,589              7,911
     Principle payments received on investment securities held to maturity                          1,246              2,727
     Proceeds from calls and maturities of investment securities held to maturity                   2,025              1,316
     Loan originations, net of repayments                                                          (4,156)           (22,287)
     Proceeds from sale of real estate acquired in settlement of loans                                293                585
     Purchases of FHLB stock                                                                       (1,545)            (4,971)
     Redemption of FHLB stock                                                                       1,515              3,055
     Proceeds from sale of premises and equipment                                                      38              1,666
     Purchases of premises and equipment, net                                                        (364)            (2,090)
     Proceeds from sales of investments in real estate                                              4,665              9,985
     Additions to investments in real estate                                                       (5,763)            (7,089)
----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                                          2,543            (19,076)
----------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Three Months ended June 30,                                                                      2000                1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                  $   32,958         $  (47,542)
  Net change in demand deposit accounts                                                            (8,406)           (15,828)
  Payments related to sale of branch                                                                   --            (11,859)
  Repayment of FHLB advances and other borrowings                                                (122,945)          (124,619)
  Proceeds from FHLB advances and other borrowings                                                115,645            180,790
  Principal reduction of ESOP note payable                                                            115                 28
  Proceeds from the exercise of stock options                                                          --                 45
  Cash dividends paid                                                                                (902)              (891)
  Increase in advance payments from borrowings for
    Property taxes and insurance                                                                      801                238
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                             17,266            (19,638)
----------------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                                       (4,194)            (4,512)
Cash and cash equivalents at beginning of year                                                     28,572             27,839
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $   24,378         $   23,327
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid during period for:
----------------------------------------------------------------------------------------------------------------------------
   Interest                                                                                    $   14,453         $   14,434
----------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                                $       --         $       20
----------------------------------------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing activities:
----------------------------------------------------------------------------------------------------------------------------
   Acquisition of real estate in settlement on loans                                           $      372         $      357
----------------------------------------------------------------------------------------------------------------------------
   Dividends payable                                                                           $      902         $      892
----------------------------------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 2000

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

B. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 2000, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

C. Reclassification of Prior Period Amounts

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D. Disposal of Wholesale Lending Group

         In May 2000, after considering among other things, the historical profitability, trends in technology, declining margins, business prospects and exit costs, the Board of Directors authorized management to execute a detailed plan to exit the wholesale mortgage operation. This plan included informing personnel, retaining advisors, and determining the cost to dispose of the operation.

         During the quarter ended June 30, 2000, the Company recorded $1,142,000 in pre-tax charges related to the exiting from its wholesale mortgage operation. These charges included: cost of the transaction, severance and termination related accruals, write-off of certain tangible assets with no ongoing benefit to the Company and certain contract termination fees. The following table shows the related charges and the remaining liability.

                                                                                 Remaining
                                                             Utilized in          Balance
(in thousands)                               Pre-tax         fiscal 2001      June 30, 2000
-------------------------------------------------------------------------------------------
Transaction costs                           $  100,000           $   -           $  100,000
Severance and termination accruals             175,000               -              175,000
Write-off of tangible assets                   479,000               -              479,000
Contract termination fees                      388,000               -              388,000
-------------------------------------------------------------------------------------------
Total related charges                       $1,142,000           $   -           $1,142,000
-------------------------------------------------------------------------------------------

E. Earnings Per Share

         Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method.

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three-month periods ended June 30, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

COMPUTATION OF PER SHARE EARNINGS

(dollars in thousands except per share data)                       THREE MONTHS ENDED
                                                           JUNE 30, 2000         June 30, 1999
                                                     -----------------------------------------
Basic

Net income                                                    $      698            $    2,441
                                                     -----------------------------------------

Average common shares                                              5,637                 5,571
                                                     -----------------------------------------

Earnings per common share - basic                             $     0.12            $     0.44
                                                     -----------------------------------------

Diluted

Net income                                                    $      698            $    2,441
                                                     -----------------------------------------

Average common shares - basic                                      5,637                 5,571
Incremental shares outstanding                                        38                   129
                                                     -----------------------------------------
Average common shares - diluted                                    5,675                 5,700
                                                     -----------------------------------------

Earnings per common share - diluted                           $     0.12            $     0.43
                                                     -----------------------------------------

F. Accumulated Other Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and displaying of other comprehensive income. Comprehensive income is defined as the change in equity from all transactions other than those with stockholders. Other comprehensive income includes the change in net unrealized gains or losses on certain debt and equity securities, foreign currency transactions, and minimum pension liability adjustments. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

         Comprehensive income for the first three months of fiscal year 2001 and 2000 is calculated as follows (in thousands):

                                                                                 JUNE 30, 2000         June 30, 1999
                                                                          ------------------------------------------
Unrealized loss, net, recognized in other
  accumulated comprehensive income:
    Before income tax                                                                  $   (967)            $ (4,741)
    Income tax                                                                             (368)              (1,799)
                                                                          ------------------------------------------
Net of income tax                                                                      $   (599)            $ (2,942)
                                                                          ------------------------------------------

Amounts reported in net income:
  Gain on sales of securities available for sale                                       $     --             $     --
  Net accretion on securities available for sale                                            109                   22
                                                                          ------------------------------------------
  Reclassification adjustment                                                               109                   22
  Income tax expense                                                                        (41)                  (8)
                                                                          ------------------------------------------
  Reclassification adjustment, net of tax                                                    68                   14
                                                                          ------------------------------------------
Amounts reported in other accumulated
  Comprehensive income:
    Unrealized losses arising during the period, net of tax                                (531)              (2,928)
    Less reclassification adjustment, net of tax                                             68                   14
                                                                          ------------------------------------------
    Unrealized losses, net, recognized in other
      accumulated comprehensive income                                                     (599)              (2,942)
Net income                                                                                  698                2,441
                                                                          ------------------------------------------
Total comprehensive income                                                             $     99             $   (501)
                                                                          ------------------------------------------

G. Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. The reportable segments consist of: community banking, mortgage banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers and earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community-banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. The mortgage-banking segment originates residential mortgage loans over the Internet, through community bank branches and through retail loan production offices. During the quarter, the Company purchased residential mortgage loans from correspondents through a wholesale lending operation. The mortgage-banking segment generates revenues through origination and processing fees, interest on residential mortgage loans and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment's primary sources of fee income is derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential subdivisions. The real estate development and sales segment also provides third party brokerage services for the Bank and for unaffiliated third parties. The mezzanine-financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine-financing segment generates revenues through interest, fees on loans and equity participation arrangements. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table (in thousands):

                                                                                Real Estate
                                                          Mortgage  Development   Mezzanine
                                              Banking      Banking    And Sales   Financing      Other  Eliminations   Consolidated
                                          -----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000:
-----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)           $     8,773    $     242    $      (2)   $    736    $   (324)   $     (44)   $     9,381
  NONINTEREST (EXPENSE) INCOME                 (5,362)      (2,458)         445        (459)        (91)          44         (7,881)
  DEPRECIATION ON PREMISES AND EQUIPMENT          659           82           15          --           4           --            760
  INCOME TAX EXPENSE (BENEFIT)                  1,122         (892)         177         111        (166)          --            352
  NET INCOME (LOSS)                             1,852       (1,337)         266         166        (249)          --            698
  PROVISION FOR LOAN LOSSES                       437           13           --          --          --           --            450
  TOTAL ASSETS                              1,192,121       97,633       54,885      18,000       7,205      (96,607)     1,273,237
  EXPENDITURES FOR ADDITIONS TO PREMISES
   AND EQUIPMENT, NET                             407            7           --          --          --           --            414
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS       23,131        2,504        1,396         406         265           --         27,702
  INTERSEGMENT REVENUES                         1,184           16           39          15         122       (1,376)            --
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)           $     8,207    $     140    $     (89)   $    394    $   (463)   $     (34)   $     8,155
  Noninterest (expense) income                 (4,817)      (1,443)       2,003          (8)         49           34         (4,182)
  Depreciation on premises and equipment          548          130            7          --           4           --            689
  Income tax expense (benefit)                  1,002         (523)         765         154        (166)          --          1,232
  Net income (loss)                             2,094         (786)       1,149         232        (248)          --          2,441
  Provision for loan losses                       294            6           --          --          --           --            300
  Total assets                              1,177,254      240,598       33,363      16,120      13,703     (263,728)     1,217,310
  Expenditures for additions to premises
    and equipment, net                          1,974          116           --          --          --           --          2,090
  Total revenues from external customers       19.775        6.033        2,493         242         292           --         28,835
  Intersegment revenues                         3,734          153          123         196         265       (4,471)            --

H. Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

         In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133.

I. Treasury Stock

         During the second quarter of fiscal 1999, the Company's Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of March 31, 2000, the Company had repurchased 300,000 shares with a cost of approximately $5,410,000.

J. Real Estate Investment Trust

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

K. A Warning About Forward-Looking Information

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(in thousands except per share data)

                                                                                                                    % Change
                                                                    Quarter Ended                             June 30, 2000 from
                                                     JUNE 30,          March 31,         June 30,           March 31,      June 30,
For the quarter:                                       2000              2000              1999               2000           1999
                                                    -------------------------------------------------------------------------------
Net income                                          $      698        $    2,501        $    2,441           -72.09          -71.41
Per common share:
  Net income per common share - basic                     0.12              0.45              0.44           -73.33          -72.73
  Net income per common share - diluted                   0.12              0.45              0.43           -73.33          -72.09
  Dividends declared                                      0.16              0.16              0.16               --              --
  Book value per share                                   13.09             13.21             13.19            -0.91           -0.76
  Average common shares outstanding - basic              5,637             5,547             5,571             1.62            1.18
  Average common shares outstanding - diluted            5,675             5,600             5,700             1.34           -0.44
Profitability ratios: (%)
  Return on average assets                                0.22%             0.80%             0.80%          -72.50          -72.50
  Return on average equity                                3.80%            13.90%            13.26%          -72.66          -71.34
  Efficiency ratio                                       88.54%            72.25%            74.64%           22.55           18.62
  Net interest margin - taxable equivalent                3.28%             3.33%             2.99%           -1.50            9.70
  Equity to assets                                        5.79%             5.98%             6.04%           -3.18           -4.14
At quarter end:
  Loans held for sale                               $   78,926        $   49,240        $  196,590            60.29          -59.85
  Loans receivable, net                                784,223           780,874           645,147             0.43           21.56
  Allowance for loan losses                              7,504             7,191             7,251             4.35            3.49
  Assets                                             1,273,237         1,245,071         1,217,310             2.26            4.59
  Deposits                                             794,504           769,952           803,763             3.19           -1.15
  FHLB advances and other borrowings                   355,072           362,372           277,723            -2.01           27.85
  Stockholders' equity                                  73,783            74,471            73,527            -0.92            0.35

Overview

         The Company's net income for the first quarter of fiscal 2001, was $698,000 or $0.12 per diluted share, compared with $2,441,000 or $0.43 per diluted share for the first quarter of fiscal 2000.

         First quarter performance is below expectations due to a combination of factors including one- time charges, increased cost of funds and reduced returns from interest sensitive businesses. This decline is due primarily to a one-time charge totaling $1,142,000 due to the Company's exit from its wholesale mortgage operation. Net income would have been $1,440,000 million or $0.25 per diluted share without the one-time charge.

         The Company has entered into an agreement to sell its wholesale mortgage banking operation to e-jumbo.com, based in Boston, Massachusetts, and expects the transaction to close by month end. The sale of the wholesale group allows management to concentrate on building the Company's community banking franchise in Atlanta as well as its Internet banking business.

         Of the total $698,000 in net income or $0.12 per diluted share, the community banking operation accounted for $1,852,000 or $0.33 per diluted share; Eagle Real Estate Advisors, the real estate development and sales business, comprised $266,000 or $0.05 per diluted share; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $166,000 or $0.03 per diluted share; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $1,337,000 or $0.24 per diluted share. Other operations accounted for a loss of $249,000 or $0.05 per diluted share.

Segment Discussion

Mortgage Banking

         For the first quarter of fiscal 2001, the Company's mortgage banking operations resulted in losses of $1,337,000 or $0.24 per diluted share compared to losses of $786,000 or $0.14 per diluted share for the same quarter last year. After removing the effect of the $1,142,000 charge the loss would have been $595,000 or $0.10 per diluted share. The sale of the Company's wholesale mortgage banking group was executed as part of the strategy to exit commodity businesses. This strategy includes negotiating strategic alliances to reduce fixed expenses and interest rate risk associated with the origination and sale of mortgage loans.

Community Banking

         For the first quarter of fiscal 2001, the Company's community banking operations resulted in income of $1,852,000 or $0.33 per diluted share versus income of $2,094,000 or $0.37 per diluted share, for the same quarter one year ago. The decline in earnings compared to the June 1999 quarter is primarily due to the gain on the sale of the Towne Lake Branch and related deposits resulting in a before tax gain of $673,000 in the prior year. For the first quarter of fiscal 2001, the Bank's net interest margin improved to $8,773,000 from $8,207,000 for the first quarter of fiscal 2000. At the same time, non-interest expense decreased to $6,569,000 for the first quarter of fiscal 2001, from $6,855,000 for the same quarter last year, resulting in an improvement in the Bank's efficiency ratio to 65.82% from 66.92%. As a result of the rightsizing effort undertaken in August 1999, the Bank's salaries and employee benefits declined to $3,047,000 for the first quarter, from $3,646,000 for the same quarter one year ago.

         The Bank effected a reorganization in May 2000 to retool the Company for the new economy. The Bank's current combination of high-tech and high-touch financial solutions position Eagle to grow market share in Atlanta while unlocking the potential of e-commerce business. The Bank is co-branding Tucker Federal Bank and justrightbank.com to be Atlanta's click-and-mortar bank. Management will continue to emphasize cash management and its focus on being the bank of choice for small businesses. As trusted agents, Tucker Federal Bank ("TFB") and justrightbank.com ("JRB") will utilize NextBill.com's electronic bill presentment and payment software to help their customers make the transition from paper to electronic billing.

Real Estate Development and Sales

         For the first quarter of fiscal 2001, Eagle Real Estate Advisors generated income of $266,000 or $0.05 per diluted share versus income $1,149,000 or $0.20 per diluted share for the first quarter of fiscal 2000. In the June 2000 quarter gains on the sale of investment in real estate were $1,142,000 versus $2,077,000 for the June 1999 quarter. Lot sales for the first quarter of fiscal 2001, numbered 54 compared to 43 in the same quarter last year.

Mezzanine Financing

         For the first quarter of fiscal 2001, Eagle Bancshares Capital Group generated income of $166,000 or $0.03 per diluted share, versus income of $232,000 or $0.04 per diluted share for the first quarter of fiscal 2000. The decline is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $348,000. NextBill.com is a company that provides electronic bill presentment and payment services.

EARNINGS ANALYSIS

INTEREST RATE AND MARKET RISK

         The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company's interest rate risk position is managed by the Asset Liability Committee ("ALCO"). ALCO's objective is to optimize the Company's financial position, liquidity and net interest income, while remaining within the Board of Director's approved interest rate risk limits.

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

         Management estimates the Company's annual net interest income would increase approximately $1,066,000 or 3.13%, and decrease approximately $2,997,000 or 8.81% percent should interest rates instantaneously rise or fall 100 basis points, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over June 30, 2000, estimates a $19,546,000 or 22.20% percent decrease in market value. The Company estimates a like decrease in rates would increase market value $3,557,000 or 4.04% percent. These changes in market value represent less than 5.0% of the total carrying value of total assets at quarter-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

Net Interest Income

         Net interest income increased by $1,226,000 or 15.03% to $9,381,000 in the first quarter of fiscal 2001 from $8,155,000 for the same period last year. This increase was the result of an improvement in the net interest spread. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) increased 22 basis points to 304 basis points from 282 basis points in the same quarter last year. The improvement is primarily attributable to the increase in the yield on interest earning assets resulting from a change in the loan mix. Yield on interest earning assets increased 57 basis points to 8.28% from 7.71% while the cost of interest bearing liabilities increased 35 basis points to 5.24% from 4.89%.

         Interest income increased $2,667,000 or 12.51% to $23,993,000 for the first quarter of fiscal 2001 from $21,326,000 for the first quarter one year earlier. Interest income received on loans increased $2,232,000 or 13.27% to $19,049,000 for the first quarter of fiscal 2001 from $16,817,000 in fiscal 2000. The increase in interest received on loans is attributable to an increase in the yield on loans during the first quarter of fiscal 2001. The yield on loans increased 70 basis points at 8.74% for the quarter compared to 8.04% in the same quarter last year. Interest income on loans receivable rose $4,378,000 or 32.21% to $17,972,000 during the first quarter from $13,594,000 in the first quarter of fiscal 2000. Interest on loans held for sale decreased $2,146,000 or 66.58% to $1,077,000 for the first quarter of fiscal 2001 from $3,223,000 during the same quarter last year. Interest received on mortgage-backed securities increased $474,000 or 23.44% to $2,496,000 for the first quarter of fiscal 2001 from $2,022,000 in the first quarter of fiscal 2000. Interest and dividends received on securities and other interest-earning assets decreased $39,000 or 1.57% to $2,448,000 in fiscal 2001 from $2,487,000 in the same quarter last year.

         Interest expense increased $1,441,000 or 10.94% to $14,612,000 for the first quarter of fiscal 2001 from $13,171,000 in the first quarter of fiscal 2000. This is primarily the result of an increase in the cost of interest bearing liabilities. Interest expense on deposits decreased $186,000 or 1.92% to $9,483,000 from $9,669,000 in the same period in the prior year as a result of a decline in deposits. The cost of deposits increased 40 basis points to 5.20% during the quarter compared to 4.80% in the prior period. Interest expense on FHLB advances and other borrowings increased $1,627,000 or 56.49% to $4,507,000 for the first quarter of fiscal 2001 from $2,880,000 in the first quarter of fiscal 2000. The Bank's cost of FHLB advances and other borrowings increased 30 basis points to 5.04% from 4.74% in the same period in the prior year. Interest expense on guaranteed preferred beneficial interests in debentures for the first quarter of fiscal 2001 and fiscal 2000 was $622,000.

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 2000 and 1999:

AVERAGE BALANCE SHEET
Quarter ended June 30,

                                                                       2000                                   1999
                                                       AVERAGE                      YIELD/       Average                 Yield/
(in thousands)                                         BALANCE       INTEREST        COST        Balance     Interest     Cost
-------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
-------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                                $   815,929      $ 17,972        8.81%    $  636,067     $13,594      8.55%
  Loans held for sale                                     55,799         1,077        7.72%       200,932       3,223      6.42%
  Mortgage-backed securities                             148,271         2,496        6.73%       127,165       2,022      6.36%
  FHLB stock                                              14,783           285        7.71%         9,130         171      7.49%
  Taxable investments(2)                                  55,156           867        6.29%        75,014       1,237      6.60%
  Tax-exempt investment securities(2)                     74,976         1,431        7.63%        67,436       1,270      7.53%
  Interest earning deposits                                4,080            66        6.47%         1,683          18      4.28%
-------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                          1,168,994        24,194        8.28%     1,117,427      21,535      7.71%
-------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                               91,120                                  109,210
Total assets                                         $ 1,260,114                               $1,226,637
-------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings accounts                                   $    33,723           125        1.48%    $   37,426     $   189      2.02%
-------------------------------------------------------------------------------------------------------------------------------
  Checking                                                98,015           809        3.30%       126,980       1,035      3.26%
-------------------------------------------------------------------------------------------------------------------------------
  Money market                                            63,648           673        4.23%        89,941         907      4.03%
  Certificates of deposit                                533,747         7,876        5.90%       551,911       7,538      5.46%
-------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                         729,133         9,483        5.20%       806,258       9,669      4.80%
-------------------------------------------------------------------------------------------------------------------------------
  FHLB advances and other borrowings                     357,697         4,507        5.04%       243,006       2,880      4.74%
  Guaranteed preferred beneficial
     interests in debentures                              28,750           622        8.65%        28,750         622      8.65%
-------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                     1,115,580        14,612        5.24%     1,078,014      13,171      4.89%
Non-interest bearing deposits                             54,779                                   53,088
Non-interest bearing liabilities                          16,359                                   21,924
Stockholders' equity                                      73,396                                   73,611
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $ 1,260,114                               $1,226,637
-------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                              $  9,582        3.04%                   $ 8,364      2.82%
Taxable-equivalent adjustment                                             (201)                                  (209)
-------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                           $  9,381                                $ 8,155
Net interest earning assets/net interest
  margin                                             $    53,414                      3.28%    $  $39,413                  2.99%
Interest earning assets as a percentage
  of interest bearing liabilities                         104.79%                                  103.66%
-------------------------------------------------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income decreased by $3,800,000 or 50.61% to $3,709,000 for the first quarter of 2001 from $7,509,000 for the same period last year. Mortgage production fees are the largest component of non-interest income and these fees decreased $1,541,000 or 55.39% to $1,241,000 compared to $2,782,000 in the first quarter of fiscal 2000. The volume of loans sold in the secondary market decreased by 66.47% or $215,866,000 to $108,874,000 during the first quarter from $324,740,000 during the first quarter last year. The dollar amount of loans fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment. The decrease in the dollar amount of loans sold is due to a decrease in loan originations attributable to a rise in interest rates. The margin earned on these loans (mortgage production fees divided by mortgage volume sold) increased by 28 basis points for the first quarter of fiscal 2001 as compared to the same period last year.

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                             Three Months Ended
(dollars in thousands)                             June 30,
                                           2000                 1999
                                        -----------------------------
Fees                                    $   1,241           $   2,782
Dollar volume sold                      $ 108,874           $ 324,740
Margin earned                                1.14%               0.86%

         Non-interest income generated from the Company's real estate activities includes gains on the sales of real estate and real estate commissions. Revenues from these sources decreased 41.98% or $1,016,000 to $1,404,000 during the first quarter of fiscal 2001 from $2,420,000 for the same quarter last year. During the first quarter of fiscal 2001, 54 residential lots were sold compared to 43 residential lots sold in the same quarter last year. During the first quarter of fiscal 2000, $1,268,000 is attributable to the sale of the Company's Barnes & Noble Store.

         Service charges increased $272,000 or 51.61% to $799,000 in the first quarter of fiscal 2001 compared to $527,000 for the same period last year. The increase in services charges is attributable to the introduction of new deposit products by the Bank that are designed to increase fees received from service charges.

         In the fourth quarter of fiscal 2000, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company, NextBill.com. It is the Company's intention to participate in the EBPP marketplace through its ownership in NextBill.com and services offered by its Internet site justrightbank.com. During the first quarter of fiscal 2001, the Company recorded a loss of $348,000 in connection with its investment in NextBill.com.

         Miscellaneous other income decreased $329,000 or 34.93% to $613,000 for the first quarter of fiscal 2001 from $942,000 for the same period last year.

         On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County. The sale of the Towne Lake deposits of $11,859,000 and branch location generated a gain of $673,000.

Non-Interest Expense

         Non-interest expense decreased by $101,000 or 0.86% to $11,590,000 for the first quarter of fiscal 2001 from $11,691,000 for the same period last year.

         Salaries and employee benefits decreased $1,706,000 or 26.23% to $4,797,000 for the first quarter of fiscal 2001 from $6,503,000 for the same period last year. This decrease is due to the Company's continuing strategic efforts to improve efficiency resulting in a reduction of force. Occupancy expense decreased $187,000 or 12.29% to $1,335,000 in the first quarter of fiscal 2001 from $1,522,000 for the same period last year. Data processing expense increased $118,000 or 17.69% to $785,000 in the first quarter from $667,000 in the first quarter of fiscal 2000. Marketing expense decreased $33,000 or 4.93% to $636,000 from $669,000 for the same quarter last year. Professional services increased $475,000 or 110.47% to $905,000 in the first quarter of fiscal 2001 compared to $430,000 in the same period last year.

         During the first quarter of fiscal 2001, the Company recorded $1,142,000 in pre-tax charges related to the exiting from its wholesale mortgage operation. These charges included: cost of the transaction, severance and termination related accruals, write-off of certain tangible assets with no ongoing benefit to the Company and certain contract termination fees.

         Miscellaneous expenses increased $233,000 or 13.55% to $1,952,000 for the first quarter of fiscal 2001 from $1,719,000 for the same period last year.

BALANCE SHEET ANALYSIS

Investment Securities

         Investment securities decreased to $263,091,000 from $271,808,000 at March 31, 2000 and decreased from $266,126,000 at June 30, 1999. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at June 30, 2000, was comprised of $57,917,000 of investment securities held to maturity at amortized cost compared to $61,164,000 and $74,196,000 at March 31, 2000 and June 30, 1999,
respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, securities available for sale had an estimated market value of $205,174,000 at June 30, 2000 compared to $210,644,000 and $191,930,000 at March 31, 2000 and June 30,
1999, respectively. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $8,076,000 and $7,477,000 at June 30, 2000 and March 31, 2000, respectively.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at June 30, 2000, March 31, 2000 or June 30, 1999.

The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
--------------------------------------------------------------------------------------------------
(in thousands)                                              JUNE 30,       March 31,      June 30,
                                                              2000           2000           1999
--------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                    $ 11,382       $ 11,406       $ 17,711
  Mortgage-backed securities                                  38,511         39,325         41,350
  Corporate bonds                                              2,961          4,958          7,434
  Other debt securities                                        5,063          5,475          7,701
--------------------------------------------------------------------------------------------------
        Total                                               $ 57,917       $ 61,164       $ 74,196
--------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                    $ 50,395       $ 50,219       $ 34,666
  Mortgage-backed securities                                 103,605        106,778         87,818
  Corporate Bonds                                                  -              -          2,012
  Equity securities - preferred stock                         11,143         11,144         12,169
  Other debt securities                                       40,031         42,503         55,265
--------------------------------------------------------------------------------------------------
         Total                                              $205,174       $210,644       $191,930
--------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                    $ 61,777       $ 61,625       $ 52,377
  Mortgage-backed securities                                 142,116        146,103        129,168
  Corporate bonds                                              2,961          4,958          9,446
  Equity securities - preferred stock                         11,143         11,144         12,169
  Other debt securities                                       45,094         47,978         62,966
--------------------------------------------------------------------------------------------------
          Total                                             $263,091       $271,808       $266,126
--------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX

                                                JUNE 30,       % OF GROSS     March 31,    % of Gross       June 30,   % of Gross
(in thousands)                                    2000         LOANS RECV       2000       Loans Recv         1999     Loans Recv
---------------------------------------------------------------------------------------------------------------------------------
Real Estate loans:
    Construction                               $  235,142         25.58%      $ 236,003       25.50%       $ 219,566        28.43%
    Acquisition & development                     110,743         12.05%        128,186       13.85%          88,989        11.52%
Real Estate mortgage loans:
    Non-residential                                88,718          9.65%         80,982        8.75%          59,986         7.77%
    Residential                                   322,317         35.06%        325,948       35.22%         276,436        35.79%
    Home equity and second mortgages               86,382          9.40%         80,131        8.66%          65,979         8.54%
---------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                        $  843,302         91.74%      $ 851,250       91.98%       $ 710,956        92.05%
---------------------------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                 $   30,388          3.31%      $  29,499        3.19%       $  21,507         2.79%
    Mezzanine                                      18,763          2.04%         17,835        1.93%           6,728         0.87%
    Leases                                            463          0.05%            802        0.09%           2,575         0.33%
    Consumer and other                             26,281          2.86%         26,045        2.81%          30,600         3.96%
---------------------------------------------------------------------------------------------------------------------------------
Total other loans                              $   75,895          8.26%      $  74,181        8.02%       $  61,410         7.95%
---------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                   $  919,197        100.00%      $ 925,431      100.00%       $ 772,366       100.00%
---------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans in process      (128,262)                     (137,966)                    (119,937)
    Deferred costs/(fees) and other unearned
       income                                         792                           600                          (31)
    Allowance for loan losses                      (7,504)                       (7,191)                      (7,251)
---------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                          $  784,223                     $ 780,874                    $ 645,147
---------------------------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

         The loan portfolio has increased $3,349,000 or 0.43% to $784,223,000 at June 30, 2000, compared to $780,874,000 at March 31, 2000 and $139,076,000 or 21.56% from $645,147,000 at June 30, 1999. The majority of loan growth from June 30, 1999 was in construction loans, acquisition and development loans, residential first mortgages, home equity loans and non-residential real estate mortgages.

         The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $18,763,000 as of June 30, 2000, in mezzanine financing loans. These loan categories, including mezzanine financing loans, decreased $2,264,000 or 0.38% to $596,417,000 at June 30, 2000
from $598,681,000 at March 31, 2000, and increased $103,062,000 or 20.89% from
$493,355,000 at June 30, 1999. These loans represent 64.89% of gross loans receivable at June 30, 2000, compared to 64.69% and 63.88% at March 31, 2000 and June 30, 1999, respectively. The mortgage-banking group originates primarily loans held for sale. Loans held for sale increased $29,686,000 or 60.29% to $78,926,000 at June 30, 2000 from $49,240,000 at March 31, 2000 and decreased $117,664,000 or 59.85% from $196,590,000 at June 30, 1999. Both groups contribute to the Company's portfolio of residential mortgage loans. Residential mortgage loans decreased $3,631,000 or 1.11% to $322,317,000 at June 30, 2000 from $325,948,000 at March 31, 2000 and increased $45,881,000 or
16.60% from $276,436,000 at June 30, 1999. During fiscal 2000, the Company grew the portfolio of residential mortgage loans through originations of single-family mortgage loans. Residential first mortgages are generally believed to be a conservative investment.

Non-Performing Assets

         At June 30, 2000, the Company had non-accrual loans of $13,737,000 compared to $9,713,000 at March 31, 2000 and $8,826,000 at June 30, 1999.
Interest income not recognized on non-accrual loans amounted to $473,000 during the first quarter of fiscal 2001, and $131,000 during the same period last year. At June 30, 2000, $9,221,000 or 67.13% of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $8,113,000 or 83.53% at March 31, 2000 and $7,657,000 or 86.76% at June 30, 1999.
Non-accrual construction loans grew to $1,195,000 at June 30, 2000, from $590,000 at March 31, 2000 and $273,000 at June 30, 1999. This increase in non-accrual construction loans is attributable to eight relationships, all of which have balances below $370,000. Non-accrual non-residential loans increased to $2,525,000 at June 30, 2000, from $0 at March 31, 2000 and $37,000 at June
30, 1999. In addition, at June 30, 2000, the Asset Classification Committee (the "ACC") identified $5,091,000 as potential problem loans compared to $9,517,000 and $2,902,000 of potential problem loans at March 31, 2000 and June 30, 1999.

         At June 30, 2000, three non-residential real estate loans to one borrower totaled $2,253,000. Two of these loans were identified as non-accrual and one loan as a potential problem. During the first quarter of fiscal 2001, the borrower filed for protection under a Chapter 11-reorganization of the Bankruptcy code. Management believes there is substantial collateral value to fully repay this obligation when the bankruptcy stay is lifted.

         At June 30,2000, the Bank had two borrowers located in the metro Atlanta area with loans classified as potential problems totaling $3,409,000 or 66.96% of the potential problems. These loans were current at June 30, 2000. This loan was identified as a potential problem due to a lack of current financial information and concerns regarding the borrower's cash flows. The loan is current and has performed in accordance with the terms of the note. Additionally, one borrower has two commercial loans totaling $2,551,000 that were identified by the OTS as potential problem loans. These loans are current and have performed in accordance with the terms of the note.

         Real estate owned increased by $79,000 or 5.19% to $1,600,000 at June 30, 2000, from $1,521,000 at March 31, 2000 and decreased $233,000 or 12.71%
from $1,833,000 at June 30, 1999. Total problem assets as a percent of total assets decreased to 1.60% at June 30, 2000 from 1.67% at March 31, 2000 and increased from 1.11% at June 30, 1999.

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

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED

                                                                               JUNE 30,         March 31,     June 30,
(dollars in thousands)                                                           2000             2000          1999
                                                                               ---------------------------------------
Non-accrual loans:
  Residential real estate-construction                                          $ 1,195          $   590       $   273
  Residential real estate-mortgage                                                9,221            8,113         7,657
  Commercial real estate                                                          2,525               --            37
  Commercial                                                                        193              238            54
  Commercial leases                                                                 119              234           311
  Consumer and other                                                                484              538           494
----------------------------------------------------------------------------------------------------------------------
Total non-accrual                                                               $13,737          $ 9,713       $ 8,826
----------------------------------------------------------------------------------------------------------------------
Potential problem loans                                                           5,091            9,517         2,902
----------------------------------------------------------------------------------------------------------------------
Total non-accrual and problem loans                                              18,828           19,230        11,728
----------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                                            1,600            1,521         1,833
----------------------------------------------------------------------------------------------------------------------
Total problem assets                                                            $20,428          $20,751       $13,561
----------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                                                  1.60%            1.67%         1.11%
----------------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance                          2.58%            2.63%         2.08%
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                                    36.73%           34.65%        53.47%
----------------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

                                          Residential
At June 30, 2000                       -----------------      Comm'l                                              % of Total
(dollars in thousands)                  Const       Mtgs    R-Estate     Comm'l     Leases  Installment    Total    Location
----------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                                $  245     $ 1,141     $2,525     $  193      $119       $484      $ 4,707      22.91%
Augusta                                   450         852         --         --        --         --        1,302       6.34%
Jacksonville                              134         407         --         --        --         --          541       2.63%
Savannah                                   --          42         --         --        --         --           42       0.20%
Charlotte                                  --         651         --         --        --         --          651       3.17%
All other locations                       366       6,128         --         --        --         --        6,494      31.61%
----------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                   $1,195     $ 9,221     $2,525     $  193      $119       $484      $13,737      66.86%
----------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                   326          74      1,596      2,899        --         --        4,895      23.83%
Augusta                                   196          --         --         --        --         --          196       0.95%
----------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans       $  522     $    74     $1,596     $2,899        --         --      $ 5,091      24.78%
----------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                    15          42         76         --        --         --          133       0.65%
Augusta                                    --         349         --         --        --         --          349       1.70%
Hinesville                                230          --         --         --        --         --          230       1.12%
Aiken                                      66          --         --         --        --         --           66       0.32%
All other locations                       296         642         --         --        --         --          938       4.57%
----------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)             607       1,033         76         --        --         --        1,716       8.36%
----------------------------------------------------------------------------------------------------------------------------
Total problem assets by type           $2,324     $10,328     $4,197     $3,092      $119       $484      $20,544     100.00%
----------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type       11.31%      50.27%     20.43%     15.05%     0.58%      2.36%      100.00%
-----------------------------------------------------------------------------------------------------------------


(1) Does not include allowance of $116,328; real estate owned, net equals $1,600,000.

Loan Impairment

         Impaired loans increased $2,125,000 or 713.09% to $2,423,000 from $298,000 at March 31, 2000 and $2,095,000 or 638.72% from $328,000 at June 30,
1999. This increase is attributable to one non-residential loan relationship, see discussion in Non-Performing Assets. A loan is considered impaired when a loan is classified as non-accrual or based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At June 30, 2000, March 31, 2000 and June 30, 1999, the valuation allowance related to these impaired loans was $295,000, $133,000 and $88,000, respectively, which is included in the allowance for loan losses as presented in the table on the following page. At June 30, 2000, March 31, 2000 and June 30, 1999, all impaired loans had a related loan loss allowance. During the first quarter of fiscal 2001 and fiscal 2000, the Company had no charge-offs related to impaired loans. The Company charged-off $251,000 against loan loss allowances related to impaired loans during the quarter ended March 31, 2000. For the first quarter of fiscal 2001, the average recorded investment in impaired loans was $2,424,000 compared to $308,000 and $487,000 for the quarters ended March 31, 2000 and June 30, 1999, respectively.

Allowance for Loan Losses

         The Company set aside $450,000 and $300,000, respectively, of additional allowances for possible loan losses during the first quarters of fiscal 2001 and 2000. At June 30, 2000 and March 31, 2000, the allowance represented 0.92% of outstanding average loans receivable, net during the period. Net charge-offs during the first quarter of 2001, were $137,000 versus $397,000 during the quarter ended March 31, 2000. In the first quarter of 2001, net charge-offs represented 0.07% of outstanding average loans receivable, net, compared to 0.20% for the quarter ended March 31, 2000. Loan loss allowances totaled $7,504,000 and $7,191,000 at June 30, 2000 and March 31, 2000,
respectively. Loan loss allowances to total problem assets increased to 36.73% at June 30, 2000 from 34.65% at

March 31, 2000. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the allowance for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the allowance for losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                          JUNE 30, 2000     March 31, 2000      June 30, 1999
                                                                -------------     --------------      -------------
Allowance for loan losses, beginning of quarter                      $  7,191           $  7,288           $  7,345
  Charge-offs:
    Real estate - construction                                              4                 18                 --
    Real estate - mortgage                                                 82                272                 62
    Commercial                                                              8                 18                247
    Commercial leases                                                      --                 --                  4
    Consumer and other                                                    251                263                212
-------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                 345                571                525
-------------------------------------------------------------------------------------------------------------------
  Recoveries                                                              208                174                131
-------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                         137                397                394
-------------------------------------------------------------------------------------------------------------------
  Provision for loan losses                                               450                300                300
-------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses, end of quarter                          $  7,504           $  7,191           $  7,251
-------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period          $815,929           $784,729           $636,067
-------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net              0.07%              0.20%              0.25%
-------------------------------------------------------------------------------------------------------------------
  Allowance to average loans receivable, net                             0.92%              0.92%              1.14%
-------------------------------------------------------------------------------------------------------------------

Investment in Real Estate

         The Company has ownership interests in twelve real estate projects as of June 30, 2000. As a unitary thrift holding company, the Company is permitted to invest in real estate projects. The most significant portion of the Company's investment in real estate is land to be developed or in process of development for residential subdivisions. All twelve real estate investments are located in metropolitan Atlanta. The Company's investment in real estate increased $2,240,000 or 4.98% to $47,196,000 at June 30, 2000 from $44,956,000 at March 31, 2000.

Deposits

         Deposits are the Company's primary funding source. Total deposits increased $24,552,000 or 3.19% to $794,504,000 from $769,952,000 at March 31,
2000. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its branches located in metro Atlanta and Internet banking site, justrightbank.com. The increase in deposits was in certificates of deposits, which increased $32,958,000 or 6.34% to $553,198,000 at June 30, 2000 from $520,240,000 at March 31, 2000. Demand deposits including non-interest bearing, interest bearing, savings, and money market accounts were 30.37% of the Company's deposits at June 30, 2000. The weighted average interest rate on deposits increased to 5.14% at June 30, 2000, from 4.62% and 4.64% at March 31, 2000 and June 30, 1999 quarters, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                                           JUNE 30,       March 31,     June 30,
(in thousands)                                               2000           2000          1999
------------------------------------------------------------------------------------------------
Demand deposits:
  Non-interest bearing deposits                            $ 51,477       $ 53,085      $ 41,881
  Interest bearing deposits                                  94,957         97,769       118,231
  Money market accounts                                      62,042         65,530        72,050
  Savings accounts                                           32,830         33,328        35,859
                                                           -------------------------------------
    Total demand deposits                                   241,306        249,712       268,021
                                                           -------------------------------------

Time deposits:
  Maturity one year or less                                 405,714        379,324       391,939
  Maturity greater than one year through two years           49,467         47,547        56,122
  Maturity greater than two years through three years        46,567         46,039        59,091
  Maturity greater than three years                          51,450         47,330        28,590
                                                           -------------------------------------
    Total time deposits                                    $553,198       $520,240      $535,742
                                                           -------------------------------------
Total deposits                                             $794,504       $769,952      $803,763
                                                           -------------------------------------

         The weighted average interest rate on time deposits at June 30, 2000, March 31, 2000 and June 30, 1999 was 6.08%, 5.67% and 5.41%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                     JUNE 30,      March 31,      June 30,
(in thousands)                         2000          2000           1999
                                     -------------------------------------
Interest-bearing deposits            $   779         $  735        $ 1,023
Money market accounts                    661            619            783
Savings accounts                         125            122            189
Time deposits                          7,918          7,184          7,674
                                     -------------------------------------
Total                                $ 9,483         $8,660        $ 9,669
                                     -------------------------------------

Borrowings

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At June 30, 2000, advances were $280,200,000 compared to $292,500,000 at March 31, 2000. At June 30, 2000, the
weighted average interest rate on these borrowings was 5.89% compared to 5.65% at March 31, 2000. In addition, EREA utilizes borrowing from third parties to fund real estate activities. Third party borrowings related to real estate activities increased $4,650,000 or 23.56% to $24,388,000 at June 30, 2000 from
$19,738,000 at March 31, 2000.

Liquidity Management

         ALCO manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. In recent years, the Company has also experienced significant growth in assets. The Company's other primary funding source is provided by advances from the Federal Home Loan Bank. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At June 30, 2000, the Company's liquidity ratio was 6.29%.

         At June 30, 2000, the Company had commitments to originate mortgage loans of $65,508,000 and commitments to sell mortgage loans of $65,500,000. The Company is committed to loan funds on unused variable rate lines of credit of $66,999,000 at June 30, 2000. In addition, the Company has issued $5,578,000 in letters of credit at June 30, 2000. The Company's funding sources for these commitments include loan repayments, deposits and FHLB advances.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $161,400,000 or 53.81% to $138,560,000 for the first quarter of fiscal 2001 compared to $299,960,000 for the same quarter last year. The Company manages the short-term funding requirements of these loans primarily with short-term advances from the FHLB and deposits.

Cash Flow from Operating Activities

         During the first quarter of fiscal 2001, cash used by operating activities was $24,003,000 compared to cash provided of $34,202,000 in the same quarter last year. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. In the first quarter of fiscal 2001, the Company originated $138,560,000 of loans held for sale and sold $108,874,000 of loans held for sale. This resulted in a $29,686,000 use of cash. This compares to the first quarter of fiscal 2000, when the Company originated $299,960,000 of loans held for sale and sold $324,740,000 of loans held for sale, resulting in a $24,780,000 source of cash.

Cash Flow from Investing Activities

         In the first quarter of fiscal 2001, cash provided from investing activities was $2,543,000 compared to cash used of $19,076,000 for the same period in the prior year. During the first quarter of fiscal 2001, loan originations, net of repayments used cash of $4,156,000 compared to $22,287,000 for the same quarter last year. During the first quarter of fiscal 2001, the Company made no security purchases. The Company purchased investment securities held to maturity of $9,884,000 during the first quarter of fiscal 2000. The Company generated cash flows from calls and maturities of investment securities held to maturity of $2,025,000. This compares to calls and maturities of investment securities held to maturity of $1,316,000 during the same quarter in the prior year. Principal repayments on investment securities held to maturity were $1,246,000 and principal repayments on securities available for sale were $4,589,000 during the first quarter of fiscal 2001. Comparatively, principal repayments on investment securities held to maturity were $2,727,000 and principal repayments on securities available for sale were $7,911,000 during the same quarter last year. In the first quarter of fiscal 2001, the Company invested additional funds of $5,763,000 in real estate projects and received proceeds of $4,665,000. During the same quarter last year, the Company invested cash of $7,089,000 in real estate projects and received $9,985,000 in proceeds.

Cash Flow from Financing Activities

         Cash provided from financing activities during the first quarter of fiscal 2001, was $17,266,000 compared to cash used of $19,638,000 during the same quarter last year. Deposits increased by $24,552,000 during the first quarter of fiscal 2001, as compared to decreasing $75,902,000 during the first quarter in the prior year. FHLB advances provided a significant source of funds during the first quarters of fiscal 2001 and fiscal 2000. During the first quarter of fiscal 2000, the decline in the Company's deposits was the most significant factor. The decrease in deposits was a conscious strategy to eliminate certain high cost deposits. The Company borrowed $115,645,000 from the FHLB and repaid $122,945,000 in the first quarter of fiscal 2001. This compares to borrowings of $180,790,000 and repayments of $124,619,000 during the same quarter last year. The Company paid cash dividends to its shareholders of $902,000 and $891,000 in the first quarters of fiscal 2001 and fiscal 2000, respectively.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At June 30, 2000, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. In fiscal 2000, the Bank paid the Company cash dividends of $6,500,000. During the first quarter of fiscal 2001, the Company contributed $1,000,000 to the Bank.

REGULATORY CAPITAL

------------------------------------------------------------------------------------------------
                               Actual                Requirement               Excess
(in thousands)                 Amount           %       Amount         %        Amount         %
------------------------------------------------------------------------------------------------
JUNE 30, 2000
RISK-BASED RATIOS:
  TIER 1 CAPITAL              $70,578       9.16%      $30,809     4.00%       $39,769     5.16%
  TOTAL CAPITAL                77,132      10.01%       61,619     8.00%        15,513     2.01%
TIER 1 LEVERAGE                70,578       5.81%       48,592     4.00%        21,986     1.81%
TANGIBLE EQUITY                70,578       5.60%       18,902     1.50%        51,676     4.10%
------------------------------------------------------------------------------------------------
March 31, 2000
   Tier 1 capital             $69,061       9.12%      $30,280     4.00%       $38,781     5.12%
   Total capital               75,794      10.01%       60,559     8.00%        15,235     2.01%
 Tier 1 leverage               69,061       5.75%       48,050     4.00%        21,011     1.75%
 Tangible equity               69,061       5.51%       18,803     1.50%        50,258     4.01%
------------------------------------------------------------------------------------------------
June 30, 1999
   Tier 1 capital             $71,128       9.98%      $28,012     4.00%       $43,116     5.98%
   Total capital               78,070      10.96%       56,024     8.00%        22,046     2.96%
Tier 1 leverage                71,128       5.92%       48,421     4.00%        22,707     1.92%
Tangible equity                71,128       5.80%       19,951     1.50%        51,177     4.30%
------------------------------------------------------------------------------------------------

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on Thursday, July 27, 2000, at the Marriott Century Center Hotel in Atlanta, Georgia. A total of 4,495,850 shares of common stock were represented in person or by proxy. This represents 79.75% of the 5,637,135 shares outstanding as of the record date of June 12, 2000. C. Jere Sechler, Jr., Chairman on the Board and President, presided at the meeting and presented a report describing the Company's results of operations for the fiscal year ending March 31, 2000 and outlined the strategic goals for fiscal 2001.

         Shareholders elected management's nominees to the Board of Directors. The Directors were elected by votes as shown below:

                Directors:                      For                  Withhold
                ----------                      ---                  --------
                George G. Thompson, IV          4,116,921             378,929
                Richard J. Burrell              4,114,648             381,202

         Shareholders approved management's recommendation to amend the Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock, par value $1.00 per share, from 10,000,000 to 20,000,000 by casting 3,849,373 votes for the amendment.

         Shareholders approved management's recommendation to the Eagle Bancshares, Inc. 1995 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 480,000 to 528,000 by casting 3,727,021 votes for the amendment.

         In other business, management's selection of Arthur Andersen LLP as independent accountants for the Company resulted in 4,444,307 votes being cash for Arthur Andersen LLP.


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


                                                  EAGLE BANCSHARES, INC.
                                                       (Registrant)


Date:  August 14, 2000                     /s/ Conrad J. Sechler, Jr.
                                           ------------------------------------
                                           Conrad J. Sechler, Jr.
                                           Chairman of the Board, President and
                                           Principal Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  August 14, 2000                     /s/Richard B. Inman, Jr.
                                           ------------------------------------
                                           Richard B. Inman, Jr.
                                           Director, Secretary and Treasurer




Date:  August 14, 2000                     /s/ Conrad J. Sechler, Jr.
                                           ------------------------------------
                                           Conrad J. Sechler, Jr.
                                           Chairman of the Board and President




Date:  August 14, 2000                     /s/ LuAnn Durden
                                           ------------------------------------
                                           LuAnn Durden
                                           Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                               INDEX OF EXHIBITS



Exhibit
Number     Description                                    Page No.
------     -----------                                    --------
11         Computation of per share earnings                   32

27         Financial Data Schedule (for SEC use only)