Form 10-Q
period 2000-09-30
EAGLE BANCSHARES INC
filed 2000-11-20
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [x] Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2000

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

                      Class: Common Stock, $1.00 Par Value
                Shares Outstanding at October 31, 2000: 5,637,135

                          Index of Exhibits on Page 38

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                Number
PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 2000 and March 31, 2000 ...................................................... 3

                  Consolidated Statements of Income at Three and
                  Six Months ended September 30, 2000 and 1999 .................................................. 4

                  Consolidated Statements of Cash Flows at Six
                  Months ended September 30, 2000 and 1999 ...................................................... 5

                  Notes to Consolidated Financial Statements .................................................... 7

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................................................... 15

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings ............................................................................ 35

       Item 2.    Changes in Securities ........................................................................ 35

       Item 3.    Defaults upon Senior Securities .............................................................. 35

       Item 4.    Submission of Matters to a Vote of Security Holders .......................................... 36

       Item 5.    Other Information ............................................................................ 36

       Item 6.    Exhibits and Reports on Form 8-K ............................................................. 36

                  Signatures ................................................................................... 37

                  Index of Exhibits ............................................................................ 38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                                   SEPTEMBER 30,          March 31,
(dollars in thousands except per share data)                                           2000                 2000
ASSETS:
  Cash and amounts due from banks                                                    $    29,777         $    28,572
  Accrued interest receivable                                                             10,430               8,882
  Securities available for sale                                                          214,316             210,644
  Investment securities held to maturity                                                  56,565              61,164
  Loans held for sale                                                                     91,522              49,240
  Loans receivable, net                                                                  791,670             780,874
  Investment in real estate                                                               57,891              44,956
  Real estate acquired in settlement of loans, net                                         1,725               1,521
  Stock in Federal Home Loan Bank, at cost                                                13,295              14,665
  Premises and equipment, net                                                             23,225              24,204
  Deferred income taxes                                                                    4,261               5,468
  Other assets                                                                            21,017              14,881
                                                                                     -------------------------------
          Total assets                                                               $ 1,315,694         $ 1,245,071
                                                                                     -------------------------------

LIABILITIES:
  Deposits                                                                           $   843,518         $   769,952
  Federal Home Loan Bank advances and other borrowings                                   337,555             362,372
  Advance payments by borrowers for property taxes and insurance                           1,444               1,076
  Guaranteed preferred beneficial interests in debentures (trust preferred
    Securities)                                                                           28,750              28,750
  Accrued expenses and other liabilities                                                  26,972               8,450
                                                                                     -------------------------------
          Total liabilities                                                            1,238,239           1,170,600
                                                                                     -------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized, 6,238,935 shares
    issued at September 30, and March 31, 2000                                             6,239               6,239
  Additional paid-in capital                                                              39,518              39,518
  Retained earnings                                                                       45,598              44,563
  Accumulated other comprehensive income                                                  (5,643)             (7,477)
  Employee Stock Ownership Plan note payable                                              (1,771)             (1,886)
  Treasury stock, 601,800 shares at cost, at September 30, and March 31, 2000             (6,486)             (6,486)
                                                                                     -------------------------------
          Total stockholders' equity                                                      77,455              74,471
                                                                                     -------------------------------
          Total liabilities and stockholders' equity                                 $ 1,315,694         $ 1,245,071
                                                                                     -------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
(dollars in thousands except per share data)                                      SEPTEMBER 30,                SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                2000          1999          2000          1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest on loans                                                           $ 19,880       $16,948      $ 38,929       $33,765
  Interest on mortgage-backed securities                                         2,506         2,151         5,002         4,173
  Interest and dividends on securities and other interest-earning assets         2,421         2,340         4,869         4,827
----------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                   24,807        21,439        48,800        42,765
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                          10,865         8,851        20,348        18,520
  Interest on FHLB advances and other borrowings                                 4,248         3,448         8,755         6,328
  Interest on long-term debt                                                       623           623         1,245         1,245
----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                  15,736        12,922        30,348        26,093
----------------------------------------------------------------------------------------------------------------------------------

  Net interest income                                                            9,071         8,517        18,452        16,672
PROVISION FOR LOAN LOSSES                                                          500           100           950           400
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                           8,571         8,417        17,502        16,272
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Mortgage production fees                                                       1,321         1,460         2,562         4,242
  Gain on sales of investment in real estate                                     2,383         1,176         3,525         3,253
  Real estate commissions, net                                                     260           203           522           546
  Rental income                                                                     --            --            --           165
  Service charges                                                                  834           527         1,633         1,138
  Gain on sales of investment securities available for sale                         --            19            --            19
  Gain on sales of fixed assets                                                     54           176            52           176
  Gain on sales of real estate acquired in settlement of loans                      25            99            25           134
  Gain on sale of branch                                                            --            --            --           673
  Equity in loss in Nextbill.com                                                  (280)           --          (628)           --
  Miscellaneous                                                                    404           751         1,019         1,198
----------------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                                5,001         4,411         8,710        11,544
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                                 4,778         4,907         9,575        11,034
  Net occupancy expense                                                          1,281         1,504         2,616         3,026
  Data processing expense                                                          751           698         1,536         1,365
  Federal insurance premium                                                         98           106           136           287
  Marketing expense                                                                601           430         1,237         1,099
  Professional services                                                            980           406         1,885           836
  Exit costs associated with disposal of wholesale lending group                    --            --         1,142            --
  Miscellaneous                                                                  1,733         1,684         3,685         3,403
----------------------------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                                             10,222         9,735        21,812        21,050
----------------------------------------------------------------------------------------------------------------------------------

  Income before income taxes                                                     3,350         3,093         4,400         6,766
INCOME TAX EXPENSE                                                               1,209           846         1,561         2,078
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                  $  2,141       $ 2,247      $  2,839       $ 4,688
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                             $   0.38       $  0.40      $   0.50       $  0.84
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - DILUTED                                           $   0.38       $  0.40      $   0.50       $  0.83
----------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                            Six Months ended
                                                                                                              September 30,
(dollars in thousands)                                                                                    2000            1999
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                            $   2,839       $   4,688
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation, amortization and accretion                                                                 1,369           1,128
  Provision for loan losses                                                                                  950             400
  Provision for losses on real estate acquired in settlement of loans                                         25              50
  (Gain)/loss on sales of securities available for sale                                                       --             (19)
  (Gain)/loss on sales of real estate acquired in settlement of loans                                        (25)           (134)
  Gain on sales of investment in real estate                                                              (3,525)         (3,253)
  Gain on sales of premises and equipment                                                                    (52)           (176)
  Gain on sale of branch                                                                                      --            (673)
  Amortization of restricted stock                                                                            --              50
  Deferred income tax (benefit)/expense                                                                      226            (358)
  Proceeds from sales of loans held for sale                                                             252,141         586,003
  Originations of loans held for sale                                                                   (294,423)       (513,452)
Changes in assets and liabilities:
  (Increase) decrease in accrued interest receivable                                                      (1,548)             29
  (Increase) decrease in other assets                                                                     (6,220)          1,813
  Increase (decrease) in accrued expense and other liabilities                                            18,522         (10,683)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities                                                 (29,721)         65,413
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                                             (9,869)        (20,860)
   Proceeds from sales of securities available for sale                                                       --           1,807
   Purchases of investment securities held to maturity                                                        --          (9,884)
   Principal payments received on securities available for sale                                            9,175          14,787
   Principal payments received on investment securities held to maturity                                   2,590           4,701
   Proceeds from calls and maturities of securities available for sale                                        --              --
   Proceeds from calls and maturities of investment securities held to maturity                            2,053           9,067
   Loan originations, net of repayments                                                                  (12,505)        (42,742)
   Proceeds from sale of real estate acquired in settlement of loans                                         570             976
   Purchases of FHLB stock                                                                                (3,430)         (9,307)
   Redemption of FHLB stock                                                                                4,800           6,008
   Proceeds from sales of premises and equipment, net                                                        252           2,018
   Purchase of premises and equipment                                                                       (728)         (3,825)
   Additions to investment in real estate                                                                (24,414)        (11,384)
   Proceeds from sales of investment in real estate                                                       15,004          15,014
--------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                             $ (16,502)      $ (43,624)
--------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

                                                                                                    Six Months
                                                                                                ended September 30,
(dollars in thousands)                                                                         2000            1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                $  61,826       $ (77,198)
  Net change in demand deposit accounts                                                         11,740         (17,665)
  Payments related to sale of branch                                                                --         (11,859)
  Repayment of FHLB advances and other borrowings                                             (380,058)       (308,355)
  Proceeds from FHLB advances and other borrowings                                             355,241         385,750
  Principal reduction of ESOP debt                                                                 115              92
  Proceeds from exercise of stock options                                                           --              (9)
  Retirement of restricted stock                                                                    --             (50)
  Cash dividends paid                                                                           (1,804)         (1,783)
  Decrease in advance payments from borrowings for
    property taxes and insurance                                                                   368            (374)
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                          47,428         (31,451)
----------------------------------------------------------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     1,205          (9,662)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               28,572          27,839
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  29,777       $  18,177
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
   Interest                                                                                  $   9,619       $  27,474
   Income taxes                                                                                    200              20
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement on loans                                               861             470
   Loans made to finance real estate acquired in settlement of loans                                87              --
   Loans made to finance sales of investments in real estate                                        --             325
   Dividends payable                                                                               902             890
----------------------------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 2000

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

B.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 2000, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

C.  Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D.  Disposal of Wholesale Lending Group

         In May 2000, after considering among other things, the historical profitability, trends in technology, declining margins, business prospects and exit costs, the Board of Directors authorized management to execute a detailed plan to exit the wholesale mortgage operation. This plan included informing personnel, retaining advisors, and determining the cost to dispose of the operation. The Company entered into an agreement to sell its wholesale operations to e-Jumbo.com on October 6, 2000. e-Jumbo.com terminated the agreement because they were unable to arrange necessary financing. Currently management is negotiating the sale of the operation to other purchasers; however, there are no binding agreements for such sale at this time.

         During the quarter ended June 30, 2000, the Company recorded $1,142,000 in pre-tax charges related to the exiting from its wholesale mortgage operation. These charges included: cost of the transaction, severance and termination related accruals, write-off of certain tangible assets with no ongoing benefit to the Company and certain contract termination fees. The following table shows the related charges and the remaining balance.

                                                                         Utilized in      Remaining Balance
(dollars in thousands)                                   Pre-tax         fiscal 2001     September 30, 2000
-----------------------------------------------------------------------------------------------------------
Transaction costs                                        $  100,000          $ 50,000              $ 50,000
Severance and termination accruals                          175,000                --               175,000
Write-off of tangible assets                                479,000                --               479,000
Contract termination fees                                   388,000           148,000               240,000
-----------------------------------------------------------------------------------------------------------
Total related charges                                    $1,142,000          $198,000              $944,000
-----------------------------------------------------------------------------------------------------------

E.  Computation Of Per Share Earnings

         Basic earnings per share are calculated with the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method.

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three month periods ended September 30, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.


(dollars in thousands except per share data)         THREE MONTHS ENDED
                                             SEPT. 30, 2000       Sept. 30, 1999
                                             -----------------------------------
Basic

Net income                                        $2,141               $2,247
                                             -----------------------------------

Average common shares                              5,637                5,560
                                             -----------------------------------

Earnings per common share - basic                 $ 0.38               $ 0.40
                                             -----------------------------------

Diluted

Net income                                        $2,141               $2,247
                                             -----------------------------------

Average common shares - basic                      5,637                5,560
Incremental shares outstanding                        33                  117
Average common shares - diluted                    5,670                5,677
                                             -----------------------------------
Earnings per common share - diluted               $ 0.38               $ 0.40
                                             -----------------------------------

         Below is a reconciliation for the six month periods ended September 30, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

 (dollars in thousands except per share data)           SIX MONTHS ENDED
                                              SEPT. 30, 2000       Sept. 30, 1999
                                              -----------------------------------
Basic

Net income                                        $2,839               $4,688
                                              -----------------------------------

Average common shares                              5,637                5,560
                                              -----------------------------------

Earnings per common share - basic                 $ 0.50               $ 0.84
                                              -----------------------------------

Diluted

Net income                                        $2,839               $4,688
                                              -----------------------------------

Average common shares - basic                      5,637                5,560
Incremental shares outstanding                        35                  120
Average common shares - diluted                    5,672                5,680
                                              -----------------------------------
Earnings per common share - diluted               $ 0.50               $ 0.83
                                              -----------------------------------

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

         Comprehensive income for the three and six month period ended September 30, 2000 and 1999 is calculated as follows:

(dollars in thousands)                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       -----------------------------------------------------------
                                                                       SEPT. 30,        Sept. 30,      SEPT. 30,        Sept. 30,
                                                                          2000             1999          2000              1999
                                                                       -----------------------------------------------------------
Unrealized gains (losses), net, recognized in other accumulated comprehensive income:
  Before income tax                                                      $ 3,782         ($2,254)        $ 2,815         ($6,995)
  Income tax                                                               1,349            (856)            981          (2,655)
      Net of income tax                                                  $ 2,433         ($1,398)        $ 1,834         ($4,340)
Amounts reported in net income:
  Gains on sales of securities available for sale                        $    --         $    19         $    --         $    19
  Net accretion (amortization) on securities available for sale               78             (14)            163             (49)
                                                                       -----------------------------------------------------------
  Reclassification adjustment                                                 78               5             163             (30)
  Income tax (expense) benefit                                               (30)             (2)            (62)             11
                                                                       -----------------------------------------------------------
  Reclassification adjustment, net of tax                                     48               3             101             (19)
Amounts reported in other accumulated comprehensive income:
  Unrealized gains (losses) arising during period, net of tax              2,481          (1,395)          1,935          (4,359)
  Less reclassification adjustment, net of tax                                48               3             101             (19)
                                                                       -----------------------------------------------------------
  Unrealized gains (losses), net, recognized in other accumulated
   comprehensive income, net                                               2,433          (1,398)          1,834          (4,340)
       Net income                                                          2,141           2,247           2,839           4,688
                                                                       -----------------------------------------------------------
       Total comprehensive income                                        $ 4,574         $   849         $ 4,673         $   348
                                                                       -----------------------------------------------------------

G.  Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. The reportable segments consist of: community banking, mortgage banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers through 15 branch offices and over the Internet. The Company earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community-banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. The mortgage-banking segment originates residential mortgage loans through community bank branches, retail loan production offices and over the Internet. During the quarter, the Company purchased residential mortgage loans from correspondents through a wholesale lending operation. The mortgage-banking segment generates revenues through origination and processing fees, interest on residential mortgage loans and selling substantially all of the servicing rights for fixed rate residential mortgage loans to investors. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in and developing land for residential subdivisions as well as by developing residential condominiums. The real estate development and sales segment also provides third party brokerage services for the Bank and for unaffiliated third parties. The mezzanine financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine financing segment generates revenues through interest, fees on loans and equity participation arrangements. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table:

                                                                     Real Estate
THREE MONTHS ENDED:                          Community   Mortgage    Development   Mezzanine
                                             Banking     Banking     and Sales     Financing    Other    Eliminations  Consolidated
                                          -----------------------------------------------------------------------------------------
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
-----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)           $    8,430    $     224    $     (13)     $   648    $    (176)   $     (42)  $    9,071
  NET NON-INTEREST (EXPENSE) INCOME           (5,414)      (1,187)       1,803         (354)        (111)          42       (5,221)
  DEPRECIATION ON PREMISES AND EQUIPMENT         653           83           11           --            4           --          751
  INCOME TAX EXPENSE (BENEFIT)                   884         (408)         716          118         (101)          --        1,209
  NET INCOME                                   1,834         (757)       1,074          176         (186)          --        2,141
  PROVISION FOR LOAN LOSSES                      298          202           --           --           --           --          500
  TOTAL ASSETS                             1,220,703      113,799       66,984       17,995       15,543     (119,330)   1,315,694
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                380            5           --           --           --           --          385
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS      23,311        3,100        2,665          395          337           --       29,808
  INTERSEGMENT REVENUES                        1,716           15           13            2          252           --        1,998
-----------------------------------------------------------------------------------------------------------------------------------
September 30, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)           $    8,766    $    (140)   $      19      $   381     $   (470)   $     (39)  $    8,517
  Net non-interest (expense) income           (3,854)      (2,441)         901           16           15           39       (5,324)
  Depreciation on premises and equipment         546          139            9           --            4           --          685
  Income tax expense (benefit)                 1,390         (912)         368          159         (159)          --          846
  Net income                                   3,447       (1,694)         552          238         (296)          --        2,247
  Provision for loan losses                       75           25           --           --           --           --          100
  Total assets                             1,175,046      197,424       30,867       18,293       15,014     (249,053)   1,187,591
  Expenditures for additions to premises
    and equipment                              1,657          114           --           --           --           --        1,771
  Total revenues from external customers      19,714        4,158        1,498          358          315           --       26,043
  Intersegment revenues                        3,815           87          (84)          88          253           --        4,159

The results for each reportable segment are included in the following table:

                                                                     Real Estate
THREE MONTHS ENDED:                         Community      Mortgage  Development   Mezzanine
                                            Banking        Banking   and Sales     Financing     Other   Eliminations  Consolidated
                                           ----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
  NET INTEREST INCOME (EXPENSE)            $    17,262    $     408    $    (15)   $  1,385    $   (501)   $     (87)   $    18,452
  NET NON-INTEREST (EXPENSE) INCOME            (10,777)      (3,644)      2,247        (814)       (201)          87        (13,102)
  DEPRECIATION ON PREMISES AND EQUIPMENT         1,312          165          26          --           9           --          1,512
  INCOME TAX EXPENSE (BENEFIT)                   1,894       (1,208)        893         228        (246)          --          1,561
  NET INCOME                                     3,857       (2,244)      1,339         343        (456)          --          2,839
  PROVISION FOR LOAN LOSSES                        734          216          --          --          --           --            950
  TOTAL ASSETS                               1,220,703      113,799      66,984      17,995      15,543     (119,330)     1,315,694
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                  787           12          --          --          --           --            799
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS        46,431        5,604       4,080         800         595           --         57,510
  INTERSEGMENT REVENUES                          2,969           31          31          17         381           --          3,429
-----------------------------------------------------------------------------------------------------------------------------------
September 30, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)            $    16,973    $       1    $    (70)   $    775    $   (934)   $     (73)   $    16,672
  Net non-interest (expense) income             (8,670)      (3,887)      2,904           9          65           73         (9,506)
  Depreciation on premises and equipment         1,094          269          16          --           8           --          1,363
  Income tax expense (benefit)                   2,306       (1,372)      1,134         314        (304)          --          2,078
  Net income                                     5,627       (2,544)      1,700         470        (565)          --          4,688
  Provision for loan losses                        370           30          --          --          --           --            400
  Total assets                               1,175,046      197,424      30,867      18,293      15,014     (249,053)     1,187,591
  Expenditures for additions to premises
    and equipment                                3,631          230          --          --          --           --          3,861
  Total revenues from external customers        39,488       10,191       3,992         600         607           --         54,878
  Intersegment revenues                          7,550          240          39         284         518           --          8,631

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

         In June 1999, the FASB issued SFAS No.137,"Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

         In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133.

I.       Treasury Stock

         During the quarter ended September 30, 1999, the Company's Board of Directors approved a stock repurchase program. The plan authorized the Company to purchase up to 300,000 shares of its common stock on the open market. As of March 31, 2000, the Company had repurchased 300,000 shares with a cost of approximately $5,410,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)

                                                                                                           % Change
                                                                     QUARTER ENDED                     Sept. 30, 2000 from
                                                           SEPT. 30,      June 30,     Sept. 30,     June 30,      Sept. 30,
For the quarter:                                             2000           2000          1999         2000          1999
                                                      ------------------------------------------------------------------------
Net income                                            $    2,141     $      698     $    2,247         206.73%          (4.72)%
Per common share:
  Net income per common share - basic                       0.38           0.12           0.40         216.67%          (5.00)%
  Net income per common share - diluted                     0.38           0.12           0.40         216.67%          (5.00)%
  Dividends declared                                        0.16           0.16           0.16             --              --
  Book value per share                                     13.74          13.09          13.21           4.97%           4.01%
  Average common shares outstanding - basic                5,637          5,637          5,560             --            1.38%
  Average common shares outstanding - diluted              5,670          5,675          5,677          (0.09)%         (0.12)%

Profitability ratios: (%)

  Return on average assets                                  0.67%          0.22%          0.74%        204.55%          (9.46)%
  Return on average equity                                 11.28%          3.80%         12.33%        196.84%          (8.52)%
  Efficiency ratio                                         72.64%         88.54%         75.30%        (17.96)%         (3.53)%
  Net interest margin - taxable equivalent                  3.12%          3.28%          3.10%         (4.88)%          0.65%
  Equity to assets                                          5.89%          5.79%          6.19%          1.73%          (4.85)%
At quarter end:

  Loans held for sale                                 $   91,522     $   78,926     $  148,819          15.96%         (38.50)%
  Loans receivable, net                                  791,670        784,223        665,772           0.95%          18.91%
  Allowance for loan losses                                7,710          7,504          7,125           2.75%           8.21%
  Assets                                               1,315,694      1,273,237      1,187,591           3.33%          10.79%
  Deposits                                               843,518        794,504        772,270           6.17%           9.23%
  FHLB advances and other borrowings                     337,555        355,072        298,947          (4.93)%         12.91%
  Stockholders' equity                                    77,455         73,783         73,465           4.98%           5.43%

                                                          SIX MONTHS ENDED
                                                       SEPT. 30,    Sept. 30,
For the six months:                                     2000           1999          % Change
                                                      -----------------------------------------
Net income                                            $ 2,839        $ 4,688         (39.44)%
Per common share:
  Net income per common share - basic                    0.50           0.84         (40.48)%
  Net income per common share - diluted                  0.50           0.83         (39.76)%
  Dividends declared                                     0.32           0.32             --
  Average common shares outstanding - basic             5,637          5,560           1.38%
  Average common shares outstanding - diluted           5,672          5,680          (0.14)%

Profitability ratios: (%)

  Return on average assets                               0.45%          0.77%        (41.56)%
  Return on average equity                               7.61%         12.79%        (40.50)%
  Efficiency ratio                                      80.30%         74.60%          7.64%
  Net interest margin - taxable equivalent               3.20%          3.04%          5.26%

Overview

         The Company's net income for the quarter ended September 30, 2000, was $2,141,000 or $0.38 per diluted share, compared with $2,247,000 or $0.40 per diluted share for the same quarter last year. Net income for the current six month period decreased $1,849,000 or 39.44% to $2,839,000 or $0.50 per diluted share, compared to $4,688,000 or $0.84 per diluted share for the same period last year. The decrease is primarily attributable to one time charges associated with exiting the wholesale mortgage operation and a decline in mortgage production fees.

         Of the total $2,141,000 in net income or $0.38 per diluted share, the community banking operation accounted for $1,834,000 or $0.32 per diluted share; Eagle Real Estate Advisors, the real estate development and sales business, comprised $1,074,000 or $0.19 per diluted share; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $176,000 or $0.03 per diluted share; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $757,000 or $0.13 per diluted share. Other operations accounted for a loss of $186,000 or $0.03 per diluted share.

Segment Discussion

Mortgage Banking

         For the quarter ended September 30, 2000, the Company's mortgage banking operations resulted in losses of $757,000 or $0.13 per diluted share compared to losses of $1,694,000 or $0.30 per diluted share for the same quarter last year. For the six months ended September 30, 2000 the Company's mortgage banking activities resulted in losses of $2,244,000, compared with $2,544,000, in the same period a year ago.

         The Company entered into an agreement to sell its wholesale mortgage banking operation to e-jumbo.com, based in Boston, Massachusetts. On October 6, 2000, e-jumbo.com terminated the agreement because they were unable to secure financing to support the business. Management is currently negotiating to sell the division to other purchasers, however, no definitive agreements have been signed. The sale of the wholesale group will allow management to concentrate on building the Company's community banking franchise in Atlanta as well as its Internet banking business.

         The sale of the Company's wholesale mortgage banking group is a part of the strategy to exit commodity businesses. The Company's strategy for mortgage banking includes negotiating strategic alliances to reduce fixed expenses and interest rate risk associated with the origination and sale of mortgage loans.

Community Banking

         For the quarter ended September 30, 2000, the Company's community banking operations resulted in income of $1,834,000 or $0.32 per diluted share versus income of $3,447,000 or $0.61 per diluted share, for the same quarter one year ago. For the six months ended September 30, 2000, the Company's community banking activities resulted in income of $3,857,000, compared with $5,627,000 in the same period a year ago. The decline in earnings for the September 2000 quarter compared to the September 1999 quarter is primarily due to the gain on the sale of the Towne Lake Branch and related deposits resulting in a before tax gain of $673,000 in the prior year as well as an increase in non-interest expense of $5,414,000 for the September 2000 quarter from $3,854,000 for the same quarter last year. Net interest income, after provision, declined to $8,430,000 for the September 2000 quarter from $8,766,000 for the September 1999 quarter and the Bank's efficiency ratio declined to 68.87% from 52.27%. The Bank's salaries and employee benefits increased to $3,171,000 for the September 2000 quarter from $2,431,000 for the same quarter one year ago. This was attributable to the reversal of certain bonus accruals in the September 1999 quarter.

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

Real Estate Development and Sales

         For the quarter ended September 30, 2000, Eagle Real Estate Advisors generated income of $1,074,000 or $0.19 per diluted share versus income of $552,000 or $0.10 per diluted share for the same quarter last year. For the six months ended September 30, 2000, Eagle Real Estate Advisors generated income of $1,339,000 compared with $1,700,000 in the same period a year ago. In the September 2000 quarter gains on the sale of investment in real estate were $2,383,000 versus $1,176,000 for the September 1999 quarter. Lot sales for the September 2000 quarter numbered 120 compared to 73 in the same quarter last year.

Mezzanine Financing

         For the quarter ended September 30, 2000, Eagle Bancshares Capital Group generated income of $176,000 or $0.03 per diluted share, versus income of $238,000 or $0.04 per diluted share for the same quarter last year. For the six months ended September 30, 2000, Eagle Bancshares Capital Group generated income of $343,000 compared with $470,000 in the same period a year ago. The decline is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $280,000 and $628,000 for the quarter and six months ended September 30, 2000. NextBill.com is a company that provides electronic bill presentment and payment services.

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

         The Company uses four standard scenarios - rates unchanged, expected rates, rising rates, and declining rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the rising and declining rate scenarios cover a 200 basis points upward and downward rate ramp. The Company closely monitors each scenario to manage interest rate risk.

         Management estimates the Company's annual net interest income would increase approximately $506,652 or 1.64%, and decrease approximately $851,109 or 2.76% in the rise of and declining rate scenerios, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over September 30, 2000, estimates a $11,834,000 or 11.51% percent decrease in market value. The Company estimates a like decrease in rates would increase market value $5,385,000 or 5.24% percent. These changes in market value represent less than 5.0% of the total carrying value of total assets at quarter-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

Net Interest Income - Quarterly Analysis

         Net interest income increased by $554,000 or 6.50% to $9,071,000 in the quarter ended September 30, 2000, from $8,517,000 for the same quarter last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) increased 6 basis points to 2.93% from 2.87% in the same period last year. The yield on interest-earning assets increased 70 basis points to 8.42% from 7.72% while the cost of interest-bearing liabilities increased 64 basis points to 5.49% from 4.85%.

         Interest income received on loans increased $2,932,000 or 17.30% to $19,880,000 for the quarter ended September 30, 2000, from $16,948,000 for the same quarter last year. The increase in interest received on loans was primarily attributable to an increase in the yield on loans during the quarter ended September 30, 2000. The yield on loans increased 88 basis points to 8.91% for the September 2000 quarter compared to 8.03% in the same quarter last year. Interest received on mortgage-backed securities increased $355,000 or 16.50% to $2,506,000 for the quarter ended September 30, 2000, from $2,151,000 in the same quarter last year. Interest received on securities increased $81,000 or 3.46% to $2,421,000 for the September 2000 quarter from $2,340,000 in the same quarter last year.

         Interest expense increased $2,814,000 or 21.78% to $15,736,000 for the September 2000 quarter from $12,922,000 in the same quarter last year. This is primarily the result of an increase in the cost of the Company's interest-bearing liabilities coupled with an increase in deposits. Interest expense on deposits increased $2,014,000 or 22.75% to $10,865,000 from $8,851,000 in the same period in the prior year. The cost of deposits increased 89 basis points to 5.60% during the quarter from 4.71% in the prior year. Interest expense on FHLB advances and other borrowings increased $800,000 or 23.20% to $4,248,000 for the September 2000 quarter from $3,448,000 in the September 1999 quarter. The Bank's cost of FHLB advances and other borrowings increased 15 basis points to 4.99% from 4.84% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. Interest expense on trust preferred securities was $623,000 for the September 2000 and 1999 quarters.

Net Interest Income - Six Month Analysis

         Net interest income increased by $1,780,000 or 10.68% to $18,452,000 during the six months ended September 30, 2000, from $16,672,000 for the same period last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) increased 14 basis points to 2.98% from 2.84% in the same period last year. The improvement is primarily attributable to the increase in the yield on interest-earning assets resulting from a change in the loan mix. The yield on interest-earning assets increased 64 basis points to 8.35% from 7.71% while the cost of interest-bearing liabilities increased 50 basis points to 5.37% from 4.87%.

         Interest income received on loans increased $5,164,000 or 15.29% to $38,929,000 for the six months ended September 30, 2000, from $33,765,000 for the same period last year. The increase in interest received on loans was primarily attributable to an increase in originations of higher yielding loans. The yield on loans increased 80 basis points to 8.83% for the six months compared to 8.03% in the same period last year. Interest received on mortgage-backed securities increased $829,000 or 19.87% to $5,002,000 for the six months ended September 30, 2000 from $4,173,000 in the same period one year ago. Interest received on securities increased $42,000 or 0.87% to $4,869,000 in the September 2000 quarter from $4,827,000 in the prior period.

         Interest expense increased $4,255,000 or 16.31% to $30,348,000 for the six months ended September 30, 2000, from $26,093,000 in the same period one year ago. This is primarily the result of an increase in the cost of the Company's interest-bearing liabilities. Interest expense on deposits increased $1,828,000 or 9.87% to $20,348,000 from $18,520,000 in the same period in the prior year. The cost of deposits increased 65 basis points to 5.41% during the period from 4.76% in the prior period. Interest expense on FHLB advances and other borrowings increased $2,427,000 or 38.35% to $8,755,000 for the September 2000 quarter from $6,328,000 in the same period last year. The Bank's cost of FHLB advances and other borrowings increased 22 basis points to 5.01% from 4.79% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. Interest expense on trust preferred securities was $1,245,000 for the six months ended September 30, 2000 and 1999.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarter and six months ended September 30, 2000 and 1999:

AVERAGE BALANCE SHEET

                                                                           Three months ended September 30,
                                                                       2000                                  1999
                                                        AVERAGE                   YIELD/       Average                  Yield/
(dollars in thousands)                                  BALANCE       INTEREST     COST        Balance      Interest     Cost
------------------------------------------------------------------------------------------------------------------------------
Earning Assets
------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                                  $   811,671     $18,288     9.01%     $   668,947     $14,188     8.48%
  Loans held for sale                                       80,749       1,592     7.89%         175,052       2,760     6.31%
  Mortgage-backed securities                               148,216       2,506     6.76%         131,816       2,151     6.53%
  FHLB stock                                                13,715         267     7.79%          11,109         210     7.56%
  Taxable investments(2)                                    53,370         839     6.29%          68,595       1,097     6.40%
  Tax-exempt investment securities(2)                       75,189       1,429     7.60%          63,208       1,183     7.49%
  Interest earning deposits and Federal funds                4,597          86     7.48%           1,423          28     7.87%
------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                        1,187,507      25,007     8.42%       1,120,150      21,617     7.72%
------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                                 99,760                                98,175
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                       $ 1,287,267                           $ 1,218,325
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
  Savings accounts                                     $    32,849     $   120     1.46%     $    35,657     $   162     1.82%
  Checking                                                  99,919         846     3.39%         108,854         883     3.24%
  Money market                                              75,175         937     4.99%          88,590         856     3.86%
  Certificates of deposit                                  568,484       8,962     6.31%         517,981       6,950     5.37%
------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                         776,427      10,865     5.60%         751,082       8,851     4.71%
------------------------------------------------------------------------------------------------------------------------------
FHLB advances and other borrowings                         340,694       4,248     4.99%         285,062       3,448     4.84%
Trust preferred securities                                  28,750         623     8.67%          28,750         623     8.67%
------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                   1,145,871      15,736     5.49%       1,064,894      12,922     4.85%
------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits                               54,304                                54,146
Non-interest bearing liabilities                            11,199                                26,410
Stockholders' equity                                        75,893                                72,875
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity                       $ 1,287,267                           $ 1,218,325
------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                               $  9,271    2.93%                     $ 8,695     2.87%
Taxable-equivalent adjustment                                              (200)                                (178)
Net interest income, actual                                            $  9,071                              $ 8,517
Net interest earning assets/net interest margin        $    41,636                 3.12%     $    55,256                 3.10%
Interest earning assets as a percentage of
  interest bearing liabilities                              103.63%                               105.19%
------------------------------------------------------------------------------------------------------------------------------

         (1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
         (2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET

CAPTION>
                                                                               Six months ended September 30,
                                                                           2000                                   1999
                                                          AVERAGE                      YIELD/       Average                 Yield/
(dollars in thousands)                                    BALANCE        INTEREST       COST        Balance     Interest     Cost
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                                    $   813,800      $36,260      8.91%    $   652,507      $27,782      8.52%
  Loans held for sale                                         68,274        2,669      7.82%        188,335        5,983      6.35%
  Mortgage-backed securities                                 148,243        5,002      6.75%        129,491        4,173      6.45%
  FHLB stock                                                  14,249          552      7.75%         10,120          381      7.53%
  Taxable investments(2)                                      54,263        1,706      6.29%         71,805        2,334      6.50%
  Tax-exempt investment securities(2)                         75,083        2,860      7.62%         65,322        2,428      7.43%
  Interest earning deposits and Federal funds                  4,338          152      7.01%          1,553           46      5.92%
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                        $ 1,178,250      $49,201      8.35%    $ 1,119,133      $43,127      7.71%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                                   95,441                                103,691
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                         $ 1,273,691                            $ 1,222,824
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
-----------------------------------------------------------------------------------------------------------------------------------
  Savings accounts                                       $    33,286      $   245      1.47%    $    36,541      $   351      1.92%
  Checking                                                    98,967        1,655      3.34%        117,917        1,918      3.25%
  Money market                                                69,412        1,610      4.64%         89,265        1,763      3.95%
  Certificates of deposit                                    551,115       16,838      6.11%        534,946       14,488      5.42%
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                       $   752,780      $20,348      5.41%    $   778,669      $18,520      4.76%
-----------------------------------------------------------------------------------------------------------------------------------
FHLB advances and other borrowings                           349,196        8,755      5.01%        264,034        6,328      4.79%
Trust preferred securities                                    28,750        1,245      8.66%         28,750        1,245      8.66%
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                   $ 1,130,726      $30,348      5.37%    $ 1,071,453      $26,093      4.87%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits                                 54,542                                 53,617
Non-interest bearing liabilities                              13,779                                 24,423
Stockholders' equity                                          74,644                                 73,331
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity                         $ 1,273,691                            $ 1,222,824
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                                  $18,853      2.98%                     $17,034      2.84%
Taxable-equivalent adjustment                                                (401)                                  (362)
Net interest income, actual                                               $18,452                                $16,672
Net interest earning assets/net interest margin          $    47,524                   3.20%    $    47,680                   3.04%
Interest earning assets as a percentage of
  interest bearing liabilities                                104.20%                                104.45%
-----------------------------------------------------------------------------------------------------------------------------------


(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income increased by $397,000 or 8.62% to $5,001,000 for the quarter ended September 30, 2000, from $4,604,000 for the same period last year. Non-interest income decreased by $3,403,000 or 28.09% to $8,710,000 for the six months ended September 30, 2000, from $12,113,000 for the same period last year. Mortgage production fees have traditionally been the largest component of non-interest income and such fees for the September 2000 quarter decreased $139,000 or 9.52% to $1,321,000 compared to $1,460,000 in the same period last year. For the six months ended September 30, 2000, mortgage production fees decreased $1,680,000 or 39.60% to $2,562,000 compared to $4,242,000 for the same period last year. The decrease is primarily due to a decline in the volume of loans sold in secondary market. The volume of loans sold in the secondary market decreased by $333,862,000 or 56.97% to $252,141,000 during the six months ended September 30, 2000, from $586,003,000 during the same period last year. The dollar amount of loans originated and sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment.

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                  THREE MONTHS ENDED SEPT.30,                    SIX MONTHS ENDED
(dollars in thousands)                   SEPT.30,                                    SEPT.30,
                                  2000                 1999                   2000               1999
                               ---------             ---------            ----------           ----------
Fees                           $  1,321              $  1,460              $  2,562              $  4,242
Dollar volume sold             $143,267              $261,263              $252,141              $586,003
Margin earned                      0.92%                 0.56%                 1.02%                 0.72%

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. Revenues from these sources increased by $1,264,000 or 91.66% to $2,643,000 for the quarter ended September 30, 2000, compared to $1,379,000 for the same period last year. Gain on the sales of real estate and real estate commissions increased $248,000 or 6.53% to $4,047,000 for the six months ended September 30, 2000, compared to $3,799,000 for the same period last year. In the quarter ended September 30, 2000, $811,000 is attributable to the sale of 2.069 acres that were purchased in January 2000 and resold on September 29, 2000. Additionally, $544,000 is attributable to the sale of 6.15 acres that were purchased in January 2000 and resold on September 27, 2000. In the quarter ended June 30, 1999, $1,268,000 is attributable to the sale of the Company's Barnes and Noble Store. In the quarter ended September 30, 1999, $495,000 is attributable to the sale of 50.103 acres purchased and resold in August 1999. In addition, during the September 2000 quarter, 120 lots were sold compared to 73 lots in the same quarter last year. For the six months ended September 30, 2000, 174 lots were sold compared to 112 lots for the same period last year.

         Service charges increased $307,000 or 58.25% to $834,000 in the quarter ended September 30, 2000, compared to $527,000 in the same period one year ago. In addition, for the six months ended September 30, 2000, service charges increased $495,000 or 43.50% to $1,633,000 compared to $1,138,000 for the same period last year. The increase in service fees is attributable to the introduction of new deposit products by the Bank that are designed to increase fees received from service charges.

         In the quarter ended March 31, 2000, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company, NextBill.com. It is the Company's intention to participate in the EBPP marketplace through its ownership in NextBill.com and services offered by its Internet site justrightbank.com. During the quarter ended September 30, 2000, the Company recorded a loss of $280,000 in connection with its investment in NextBill.com. Additionally, for the six months ended September 30, 2000, the Company recorded a loss of $628,000 in connection with its investment.

         Gains on sales of fixed assets decreased $122,000 or 69.32% to $54,000 during the quarter ended September 30, 2000, from $176,000 for the same period last year. During the six months ended September 30, 2000, gains on sales of fixed assets decreased $124,000 or 70.45% to $52,000 from $176,000 during the same period one year ago. Gains on sales of real estate acquired in settlement of loans decreased $74,000 or 74.75% to $25,000 in the September 2000 quarter from $99,000 during the same period one year ago. For the six months ended September 30, 2000 gains on sales of real estate acquired in settlement of loans decreased $109,000 or 81.34% to $25,000 from $134,000 during the same period one year ago.

         Miscellaneous non-interest income decreased $347,000 or 46.21% to $404,000 during the quarter ended September 30, 2000, from $751,000 for the same period last year. Miscellaneous non-interest income decreased $179,000 or 14.94% to $1,019,000 during the six months ended September 30, 2000, from $1,198,000 during the same period one year ago.

         On September 25, 2000, the Company sold its branch location on Memorial Drive in DeKalb, County. The sale of the Memorial Drive branch location generated a gain of $59,000. The Company closed the Memorial Drive branch on June 30, 1999. On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County. The sale of the Towne Lake deposits of $11,589,000 and branch location generated a gain of $673,000.

Non-Interest Expense

         Non-interest expense increased by $294,000 or 2.96% to $10,222,000 for the quarter ended September 30, 2000, from $9,928,000 for the same period last year. In addition, for the six months ended September 30, 2000, non-interest expense increased $193,000 or 0.89% to $21,812,000 from $21,619,000 for the same period last year.

         Salaries and employee benefits decreased $129,000 or 2.63% to $4,778,000 for the quarter ended September 30, 2000, from $4,907,000 for the same period last year. For the six months ended September 30, 2000, salaries and employee benefits decreased $1,459,000 or 13.22% to $9,575,000 from $11,034,000 for the same period one year ago. This decrease is due to the Company's continuing strategic efforts to improve efficiency through a reduction of force. Occupancy expense decreased $223,000 or 14.83% to $1,281,000 in the quarter ended September 30, 2000, from $1,504,000 for the same period last year as a result of the sale of properties. Occupancy expense decreased $410,000 or 13.55% to $2,616,000 in the six months ended September 30, 2000, from $3,026,000 for the same period last year. Data processing expenses increased $53,000 or 7.59% to $751,000 in the quarter ended September 30, 2000, from $698,000 for the same period last year. During the six months ended September 30, 2000, data processing expense increased $171,000 or 12.53% to $1,536,000 from $1,365,000 for the same period one year ago. This increase is primarily attributable to enhancements associated with the Bank's Internet site, justrightbank.com and electronic banking services. Marketing expense increased $171,000 or 39.77% to $601,000 for the quarter ended September 30, 2000, from $430,000 for the same period last year. Marketing expense increased $138,000 or 12.56% to $1,237,000 for the six months ended September 30, 2000, from $1,099,000 for the same period one year ago. Professional services expense increased $574,000 or 141.38% to $980,000 in the quarter ended September 30, 2000, from $406,000 in the same period last year. During the six months ended September 30, 2000, professional services expense increased $1,049,000 or 125.48% to $1,885,000 from $836,000 during the same period last year. This increase is largely attributable to legal expenses incurred in connection with the Prime lawsuits.

         During the quarter ended June 30, 2000, the Company recorded $1,142,000 in pre-tax charges related to the pending exit from its wholesale mortgage operation. These charges included: cost of the transaction, severance and termination related accruals, write-off of certain tangible assets with no ongoing benefit to the Company and certain termination fees. During the quarter ended September 30, 2000, the Company utilized $50,000 in transactions costs and $148,000 in termination fees.

         Miscellaneous expenses increased $49,000 or 2.91% to $1,733,000 for the quarter ended September 30, 2000, from $1,684,000 for the same period last year. For the six months ended September 30, 2000, miscellaneous expense increased $282,000 or 8.29% to $3,685,000 from $3,403,000 for the same period last year.

BALANCE SHEET ANALYSIS

Investment Securities

         During the six months ended September 30, 2000, investment securities decreased to $270,881,000 from $271,808,000 at March 31, 2000 and increased from $266,380,000 at September 30, 1999, respectively. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at September 30, 2000, was comprised of $56,565,000 of investment securities held to maturity at amortized cost compared to $61,164,000 and $64,522,000 at March 31, 2000 and September 30, 1999, respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $214,316,000 at September 30, 2000 compared to $210,644,000 and $201,858,000 at
March 31, 2000 and September 30, 1999, respectively. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $5,643,000 at September 30, 2000 versus a net unrealized loss of $7,477,000 at March 31, 2000 and $4,623,000 at September 30, 1999.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at September 30, 2000, March 31, 2000 or September 30, 1999.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

-------------------------------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30,        March 31,      September 30,
(dollars in thousands)                                                2000               2000              1999
------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                           $  11,355          $  11,406        $  12,462
  Mortgage-backed securities                                          37,542             39,325           40,606
  Corporate bonds                                                      2,962              4,958            4,941
  Other debt securities                                                4,706              5,475            6,513
----------------------------------------------------------------------------------------------------------------
        Total                                                      $  56,565          $  61,164        $  64,522
----------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                           $  51,272          $  50,219        $  34,369
  Mortgage-backed securities                                         111,422            106,778          104,347
  Corporate bonds                                                         --                 --            2,012
  Equity securities - preferred stock                                 11,135             11,144           11,618
  Other debt securities                                               40,487             42,503           49,512
----------------------------------------------------------------------------------------------------------------
         Total                                                     $ 214,316          $ 210,644        $ 201,858
----------------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                           $  62,627          $  61,625        $  46,831
  Mortgage-backed securities                                         148,964            146,103          144,953
  Corporate bonds                                                      2,962              4,958            6,953
  Equity securities - preferred stock                                 11,135             11,144           11,618
  Other debt securities                                               45,193             47,978           56,025
----------------------------------------------------------------------------------------------------------------
          Total                                                    $ 270,881          $ 271,808        $ 266,380
----------------------------------------------------------------------------------------------------------------

  Loan Portfolio and Concentration

  LOAN PORTFOLIO MIX

                                                    SEPT. 30,     % OF GROSS     March 31,    % of Gross   Sept. 30,    % of Gross
(dollars in thousands)                               2000          LOANS RECV      2000        Loans Recv     1999       Loans Recv
----------------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                   $ 236,726          25.70%    $ 236,003        25.50%   $ 212,425       26.86%
    Acquisition & Development                        110,332          11.98%      128,186        13.85%      96,194       12.16%
Real Estate - mortgage loans
    Non-Residential                                   91,373           9.92%       80,982         8.75%      74,336        9.40%
    Residential                                      311,252          33.78%      325,948        35.22%     268,501       33.95%
    Home equity and second mortgages                  93,230          10.12%       80,131         8.66%      70,534        8.92%
---------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans                      $ 842,913          91.50%    $ 851,250        91.98%   $ 721,990       91.29%
---------------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
    Commercial                                        32,496           3.53%       29,499         3.19%      25,519        3.23%
    Mezzanine                                         19,382           2.10%       17,835         1.93%      12,319        1.56%
    Leases                                               259           0.03%          802         0.09%       1,788        0.23%
    Consumer and other                                26,204           2.84%       26,045         2.81%      29,154        3.69%
---------------------------------------------------------------------------------------------------------------------------------
      Total commercial and consumer loans             78,341           8.50%       74,181         8.02%      68,780        8.71%
---------------------------------------------------------------------------------------------------------------------------------
      Total gross loans receivable                 $ 921,254         100.00%    $ 925,431       100.00%   $ 790,770      100.00%
---------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans in process         (122,798)                    (137,966)                 (118,155)
    Deferred fees and other unearned income              924                          600                       282
    Allowances for loan losses                        (7,710)                      (7,191)                   (7,125)
---------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                              $ 791,670                    $ 780,874                 $ 665,772
=================================================================================================================================

         The loan portfolio increased $10,796,000 or 1.38% to $791,670,000 at September 30, 2000, compared to $780,874,000 at March 31, 2000 and $125,898,000 or 18.91% compared to $665,772,000 at September 30, 1999. The majority of loan growth from September 30, 1999 was in construction loans, acquisition and development loans, residential first mortgages, non-residential real estate loans and home equity loans.

         The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metro Atlanta area. Additionally, EBCG has invested $19,382,000 as of September 30, 2000, in mezzanine financing loans. These loan categories increased $11,062,000 or 1.85% to $609,743,000 at September 30, 2000 from $598,681,000 at March 31,
2000, and increased $89,262,000 or 17.15% from $520,481,000 at September 30,
1999. These loans represent 66.19% of gross loans receivable at September 30, 2000, compared to 64.69% and 65.82% March 31, 2000 and September 30, 1999,
respectively. The mortgage-banking group originates single family residential mortgage loans which are sold to investors. These loans are classified as loans held for sale pending receipt of investor funds. Loans held for sale increased $42,282,000 or 85.87% to $91,522,000 at September 30, 2000 from $49,240,000 at
March 31, 2000 and decreased $57,297,000 or 38.50% from $148,819,000 at
September 30, 1999. Both groups contribute to the Company's portfolio of residential mortgage loans. Residential mortgage loans decreased $14,696,000 or 4.51% to $311,252,000 at September 30, 2000 from $325,948,000 at March 31, 2000 and increased $42,751,000 or 15.92% from $268,501,000 at September 30, 2000.
During fiscal 2000, the Company grew the portfolio of residential mortgage loans through originations of single-family mortgage loans. Residential first mortgages are generally believed to be a conservative investment.

Non-Performing Assets

         At September 30, 2000, the Company had non-accrual loans of $12,977,000 compared to $8,604,000 at March 31, 2000 and $6,436,000 at September 30, 1999.
Interest income not recognized on non-accrual loans amounted to $566,000 and $349,000 for the same period last year. At September 30, 2000, $7,535,000 or 58.06% of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $7,004,000 or 81.40% at March 31, 2000 and $5,262,000
or 81.76% at September 30, 1999. Non-accrual construction loans grew to $1,858,000 or 14.32% at September 30, 2000, from $590,000 or 6.86% at March 31,
2000 and $383,000 or 5.95% at September 30, 1999. This increase in construction loans is attributable to nine relationships, all of which have balances below $450,000. Non-accrual non-residential loans increased to $2,698,000 or 20.79% at September 30, 2000, from $0 at March 31, 2000 and $38,000 or 0.59% at September 30, 1999. In addition, at September 30, 2000, the Asset Classification Committee (the "ACC") identified $9,356,000 as potential problem loans compared to $9,517,000 and $2,980,000 of potential problem loans at March 31, 2000 and September 30, 1999, respectively.

         At September 30, 2000, the Bank had one borrower located in the metro Atlanta area with three non-residential real estate loans totaling $2,296,000. Two of these loans were identified as non-accrual and one loan was identified as a potential problem. During the quarter ended September 30, 2000, the borrower filed for protection under a Chapter 11-reorganization of the Bankruptcy code. Management believes there is substantial collateral value to fully repay this obligation when the bankruptcy stay is lifted.

         Additionally, at September 30, 2000, the Bank had three borrowers located in the metro Atlanta area with loans classified as potential problems totaling $7,440,000 or 79.52% of the potential problem loans. These loans were current at September 30, 2000. One non-residential mortgage loan totaling $855,000 was identified as a potential problem due to a lack of current financial information and concerns regarding the borrower's cash flows. The loan is current and is performing in accordance with the terms of the note. One line of credit for construction of single family homes in central Florida totaling $3,031,000 was identified as a potential problem loan due to operating problems experienced outside their primary market. They have discontinued those operations and their credit has been reevaluated. Management expects their rating to be raised to special mention. The loan is current and is performing in accordance with the terms of the note. One borrower has two commercial loans totaling $3,554,000 that were identified by the OTS as potential problem loans. These loans are current and are performing in accordance with the terms of the notes.

         Real estate owned increased by $204,000 or 13.41% to $1,725,000 at September 30, 2000, from $1,521,000 at March 31, 2000 and $51,000 or 3.05% from
$1,674,000 at September 30, 1999. Total problem assets as a percent of total assets increased to 1.83% at September 30, 2000 from 1.58% at March 31, 2000 and 0.93% at September 30, 1999.

         The following table reflects non-accrual loans, potential problem loans and real estate owned as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC, regardless of payment status.

NON-ACCRUAL ASSETS, POTENTIAL PROBLEM LOANS and REAL ESTATE OWNED


                                                                              SEPT. 30,      June 30,       March 31,     Sept. 30,
(dollars in thousands)                                                           2000           2000           2000         1999
                                                                              ---------      --------       ---------     ---------
Non-accrual loans:
  Residential real estate-construction                                        $ 1,858        $ 1,195        $   590       $   383
  Residential real estate-mortgage                                              7,535          7,638          7,004         5,262
  Commercial real estate                                                        2,698          2,525             --            38
  Commercial                                                                      316            193            238            95
  Commercial leases                                                               119            119            234           120
  Consumer and other                                                              451            484            538           538
----------------------------------------------------------------------------------------------------------------------------------
    Total non-accrual                                                         $12,977        $12,154        $ 8,604       $ 6,436
----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans                                                         9,356          5,091          9,517         2,980
----------------------------------------------------------------------------------------------------------------------------------
    Total non-accrual and problem loans                                       $22,333        $17,245        $18,121       $ 9,416
----------------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                                          1,725          1,600          1,521         1,674
----------------------------------------------------------------------------------------------------------------------------------
Total problem assets                                                          $24,058        $18,845        $19,642       $11,090
----------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                                                1.83%          1.48%          1.58%         0.93%
----------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance                        3.01%          2.38%          2.49%         1.65%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                                  32.05%         39.82%         36.61%        64.25%
----------------------------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL ASSETS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE


At September 30, 2000                        Residential
                                          ----------------     Comm'l                                                      % of
(dollars in thousands)                   Const        Mtgs    R-Estate     Comm'l     Leases   Installment    Total       Total
                                                                                                                        Location
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
  Atlanta, GA                            $  707     $  683     $2,698      $  316      $ 119      $ 451      $ 4,974       20.57%
  Augusta, GA                               250        369         --          --         --         --          619        2.56%
  Jacksonville, FL                          134        694         --          --         --         --          828        3.43%
  Savannah, GA                              140         42         --          --         --         --          182        0.75%
  Charlotte, NC                               -        143         --          --         --         --          143        0.59%
  All other locations                       627      5,604         --          --         --         --        6,231       25.78%
----------------------------------------------------------------------------------------------------------------------------------
     Total non-accrual                    1,858      7,535      2,698         316        119        451       12,977       53.68%
----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
  Atlanta, GA                                78         74      1,937       4,236         --         --        6,325       26.16%
  Tampa, FL                                  --         --      3,031          --         --         --        3,031       12.54%
----------------------------------------------------------------------------------------------------------------------------------
     Total potential problem loans           78         74      4,968       4,236         --         --        9,356       38.70%
----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
  Atlanta, GA                                51         --         76          --         --         --          127        0.53%
  Augusta, GA                                --        260         --          --         --         --          260        1.08%
  Hinesville, GA                            180         --         --          --         --         --          180        0.74%
  Aiken, GA                                  66         --         --          --         --         --           66        0.27%
  All other locations                       540        670         --          --         --         --        1,210        5.00%
----------------------------------------------------------------------------------------------------------------------------------
     Total real estate owned(1)             837        930         76          --         --         --        1,843        7.62%
----------------------------------------------------------------------------------------------------------------------------------
     Total problem assets by type        $2,773     $8,539     $7,742      $4,552      $ 119      $ 451      $24,176      100.00%
----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type         11.47%     35.32%     32.02%      18.83%      0.49%      1.87%      100.00%
----------------------------------------------------------------------------------------------------------------------------------

(1) Does not include allowance of $118,000; real estate owned, net equals $1,725,000.

Loan Impairment

         Impaired loans amounted to $2,562,000 at September 30, 2000, an increase of $2,264,000 or 759.73% from $298,000 at March 31, 2000 and $2,370,000 or 1234.38% from $192,000 at September 30, 1999. A loan is considered impaired when a loan is classified as non-accrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At September 30, 2000, March 31, 2000 and September 30, 1999, the valuation allowance related to these impaired loans was $363,000, $133,000 and $39,000, respectively, which is included in the allowance for loan losses as presented in the table on the following page. At September 30, 2000, March 31, 2000 and September 30, 1999, all impaired loans had a related loan loss allowance. During the six months ended September 30, 2000, the Company had no charge-offs related to impaired loans. During the six months ended September 30, 1999, the Company charged-off $251,000 related to impaired loans. For the quarter and six months ended September 30, 2000, the average recorded investment in impaired loans was $2,560,000 and $2,492,000 compared to $258,000 and $372,000 for the same periods a year ago.

Allowance for Loan Losses

         The Company set aside $500,000 and $100,000, respectively, of additional allowances for possible loan losses during the quarter ended September 30, 2000 and 1999. During the six months ended September 30, 2000, the Company set aside $950,000 compared to $400,000 for the same period last year. At September 30, 2000, allowances represented 0.95% of average loans outstanding for the quarter and six months ended September 30, 2000, compared to 1.07% and 1.09% for the same periods last year. During the quarter and six months ended September 30, 2000, the Company charged-off $484,000 and $829,000, respectively, compared to $352,000 and $878,000 for the same periods one year ago. In the quarter and six months ended September 30, 2000, net charge-offs represented 0.14% and 0.11% of average loans outstanding, compared to 0.14% and 0.19% for the same periods last year. Loan loss allowances totaled $7,710,000 at September 30, 2000 compared to $7,191,000 and $7,125,000 at March 31, 2000 and September
30, 1999, respectively. Loan loss allowances to total problem assets decreased to 32.05% at September 30, 2000 from 36.61% at March 31, 2000 and 64.25% at
September 30, 1999. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the allowance for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the allowance for losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                          -----------------------------------------------------
(dollars in thousands)                                                      2000           1999           2000           1999
                                                                          --------       --------       --------       --------
Allowance for loan losses, beginning of quarter                           $  7,504       $  7,251       $  7,191       $  7,345
  Charge-offs:
    Real estate - construction                                                  62             10             66             10
    Real estate - mortgage                                                     136             54            218            117
    Consumer and other                                                         286             25            537             29
    Commercial                                                                  --            258              8            470
    Commercial leases                                                           --              5             --            252
-------------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                 $    484       $    352       $    829       $    878
-------------------------------------------------------------------------------------------------------------------------------
  Recoveries                                                                   190            126            398            258
-------------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                              294            226            431            620
  Provision for loan losses                                                    500            100            950            400
-------------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses, end of quarter                                  7,710          7,125          7,710          7,125
-------------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period               $811,671       $668,947       $813,800       $652,507
-------------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net                   0.14%          0.14%          0.11%          0.19%
-------------------------------------------------------------------------------------------------------------------------------
  Allowance to average loans receivable, net                                  0.95%          1.07%          0.95%          1.09%
-------------------------------------------------------------------------------------------------------------------------------

Investment in Real Estate

         As a unitary thrift holding company, the Company is permitted to invest in real estate projects. The majority of the Company's investment in real estate is land to be developed or in process of development for residential subdivisions. In addition, the Company is also developing a condominium project. As of September 30, 2000, the Company has ownership interest in 13 real estate projects located in metropolitan Atlanta.

         On each real estate project, the Company capitalizes costs related to the purchase price of the land and the expenses associated with the development phase. Until the development phase is completed the investment and associated asset balance of the project increases. When development is completed and sales of lots or condominiums are closed, the Company's recorded investment in each project decreases. The Company's investment in real estate increased $12,935,000 or 28.77% to $57,891,000 from $44,956,000 at March 31, 2000 and $30,974,000 or
115.07% from $26,917,000 at September 30, 1999.

         The increase in investment in real estate from March 31, 2000 is primarily attributable to an increase in costs associated with the construction phase of the Company's high-rise condominium project, The Phoenix on Peachtree. In October 1999, the Company and an unaffiliated third party formed The Phoenix on Peachtree, LLC and purchased 0.90 acres of land in Fulton County, the city of Atlanta, Georgia. Construction of the condominiums is progressing as planned and currently there are contracts to sell 63.1% of the units. The Company has received a 10% non-refundable earnest money deposit associated with each contract.

         In addition, the increase in investment in real estate from September 30, 1999 is primarily attributable to The Phoenix on Peachtree, as well as, the addition of two new development projects. In November 1999, the Company and an unaffiliated third party formed Eagle Mason Mill Development, LLC and purchased 16 acres of land in DeKalb County, Georgia, for the purpose of developing an 81-lot single-family residential community. As of September 30, 2000, the Company is in the process of developing all 81 lots.

         Additionally, in January 2000, the Company and an unaffiliated third party formed Eagle White Columns Development, LLC and purchased 54 developed residential lots and 217 acres in Fulton County, Georgia, surrounding and fronting an existing award winning 18 hole Tom Fazio signature golf course. The LLC plans to develop the acreage into single-family residential lots. As of September 30, 2000, the Company has sold 32 lots from the previously developed inventory of 54 lots and 40 lots, which were developed from the acreage purchased.

         For information on the gain on the sale of real estate see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Non-interest Income".

         The following table reflects the individual projects' investment in real estate:

         The following tables reflect the individual projects' investment in real estate and associated debt:

INVESTMENTS IN REAL ESTATE                                                                                   % Change
                                                                                                        Sept. 30, 2000 from
                                                  SEPT. 30,       March 31,      Sept. 30,           March 31,        Sept. 30,
(dollars in thousands)                              2000            2000            2000               1999             1999
--------------------------------------------------------------------------------------------------------------------------------
Union Hill, LLC                                    $ 1,053         $ 1,764         $ 2,465            (40.31)%         (57.28)%
Rivermoore Park, LLC                                 9,683           9,929          11,845             (2.48)%         (18.25)%
Lebanon Road, LLC                                       --              --           1,019                --          (100.00)%
Windsor Parkway Development, LLC                       723           1,805           4,445            (59.95)%         (83.75)%
Johnson Road Development, LLC                        1,276           1,857           1,966            (31.29)%         (35.10)%
Eagle Roswell Road Development, LLC                     --              --           2,336                --          (100.00)%
Eagle Hicks Lower Roswell Development, LLC              --              --           2,841                --          (100.00)%
Riverside Road Development, LLC                      2,108           1,566              --             34.61%          100.00%
The Phoenix on Peachtree, LLC                       13,956           4,134              --            237.59%          100.00%
Eagle Mason Mill Development, LLC                    9,245           8,262              --             11.90%          100.00%
Eagle Timm Valley Development, LLC                      --           1,815              --           (100.00)%            --
Eagle Acworth II Development, LLC                      359             603              --            (40.46)%         100.00%
Eagle Acworth III Development, LLC                   2,324           2,182              --              6.51%          100.00%
Eagle White Columns Development, LLC                 8,257          11,039              --            (25.20)%         100.00%
Eagle Atlanta Road Development, LLC                  2,835              --              --            100.00%          100.00%
Eagle Lavista Development, LLC                       1,739              --              --            100.00%          100.00%
Fayetteville Village, LLC                            4,333              --              --            100.00%          100.00%
--------------------------------------------------------------------------------------------------------------------------------
  Total                                            $57,891         $44,956         $26,917             28.77%          115.07%
--------------------------------------------------------------------------------------------------------------------------------

Deposits

         Deposits are the Company's primary funding source. Total deposits increased by $73,566,000 or 9.55% to $843,518,000 from $769,952,000 at March 31,
2000 and $71,248,000 or 9.23% from $772,270,000 at September 30, 1999. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its branches located in metro Atlanta and Internet banking site, justrightbank.com. The increase in deposits was primarily in certificates of deposits which increased $61,826,000 or 11.88% to $582,066,000 at September 30, 2000 from
$520,240,000 at March 31, 2000 and $75,980,000 or 15.01% from $506,086,000 at
September 30, 1999. Demand deposits including noninterest-bearing, interest-bearing, savings and money market accounts increased $11,740,000 or 4.70% to $261,452,000 at September 30, 2000, compared to $249,712,000 at March
31, 2000 and decreased $4,732,000 or 1.78% from $266,184,000 at September 30,
1999. The weighted average interest rate on deposits increased to 5.33% at September 30, 2000 from 4.62% and 4.26% at March 31, 2000 and September 30, 1999, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

DEPOSIT MIX

                                                                   SEPT. 30,     March 31,     Sept. 30,
(dollars in thousands)                                                2000          2000          1999
---------------------------------------------------------------------------------------------------------

Demand deposits:
  Noninterest-bearing deposits                                       $50,139      $ 53,085       $57,020
  Interest-bearing deposits                                           92,078        97,769        90,002
  Money market accounts                                               89,089        65,530        84,703
  Savings accounts                                                    30,146        33,328        34,459
---------------------------------------------------------------------------------------------------------
      Total demand deposits                                          261,452       249,712       266,184
---------------------------------------------------------------------------------------------------------

Time deposits:
  Maturity one year or less                                          422,267       379,324       367,288
  Maturity greater than one year through two years                    55,715        47,547        55,707
  Maturity greater than two years through three years                 44,070        46,039        32,472
  Maturity greater than three years                                   60,014        47,330        50,619
---------------------------------------------------------------------------------------------------------
      Total time deposits                                            582,066       520,240       506,086
---------------------------------------------------------------------------------------------------------
               Total deposits                                       $843,518      $769,952      $772,270
---------------------------------------------------------------------------------------------------------

         The weighted average interest rate on time deposits at September 30, 2000, March 31, 2000 and September 30, 1999 was 6.33%, 5.67% and 5.39%,
respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                               -------------------------------------------------------
 (dollars in thousands)                          2000           1999           2000           1999
                                               -------------------------------------------------------

 Interest-bearing deposits                       $   841        $   677        $ 1,620        $ 1,700
 Money market accounts                               936            922          1,597          1,705
 Savings accounts                                    114            155            239            344
 Time deposits                                     8,974          7,097         16,892         14,771
 -----------------------------------------------------------------------------------------------------
   Total                                         $10,865         $8,851        $20,348        $18,520
 -----------------------------------------------------------------------------------------------------

Borrowings
         The FHLB system functions as an allowance credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At September 30, 2000, advances were $245,900,000 compared to $292,500,000 at March 31, 2000. At September 30,
2000, the weighted average interest rate on these borrowings increased to 5.79% compared to 5.65% at March 31, 2000. In addition, EREA utilizes borrowings from third parties to fund real estate activities. Third party borrowings related to real estate activities increased $21,472,000 or 108.79% to $41,210,000 at September 30, 2000 from $19,738,000 at March 31, 2000. At September 30, 2000, the weighted average interest rate on third party borrowings related to real estate activities was 9.65% compared to 8.97% at March 31, 2000.

Liquidity and Capital Resources

Liquidity Management
         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continues to provide a relatively stable, low cost source of funds. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At September 30, 2000, the Company's liquidity ratio was 7.40%.

         At September 30, 2000, the Company had commitments to originate loans of approximately $19,397,000 and commitments to sell mortgage loans of approximately $21,480,000. The Company is committed to loan funds on unused variable rate lines of credit of $61,189,000 at September 30, 2000. In addition, the Company has issued $7,476,000 in letters of credit at September 30, 2000. The Company's funding sources for these commitments include loan repayments, deposits and FHLB advances.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $219,029,000 or 42.66% to $294,423,000 for the six months ended September 30, 2000, compared to $513,452,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB and deposits.

Cash Flows from Operating Activities
         For the six months ended September 30, 2000, cash used by operating activities was $29,721,000 as compared to cash provided of $65,413,000 for same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the six months ended September 30, 2000, the Company originated $294,423,000 of loans held for sale and sold $252,141,000 of loans held for sale. This resulted in a $42,282,000 use of cash. This compares to the same period last year, when the Company originated $513,452,000 of loans held for sale and sold $586,003,000 of loans held for sale, resulting in a $72,551,000 source of cash.

Cash Flows from Investing Activities
         During the six months ended September 30, 2000, the Company used cash of $16,502,000 for investing activities compared to $43,624,000 for the same period last year. In the six months ended September 30, 2000, loan originations, net of repayments used cash of $12,505,000 compared to

$42,742,000 in the same period last year. During the six months ended September 30, 2000, the Company purchased $9,869,000 in securities classified as available for sale. Comparatively, the Company purchased $20,860,000 in securities classified as available for sale and $9,884,000 in investment securities held to maturity in the same period last year. The Company generated cash flows from calls and maturities of investment securities held to maturity of $2,053,000 during the six months ended September 30, 2000, compared to $9,067,000 in the same period last year. In addition, in the six months ended September 30, 1999, the Company received proceeds from the sale of securities available for sale of $1,807,000. Principal payments on securities available for sale and investment securities held to maturity were $9,175,000 and $2,590,000 during the six months ended September 30, 2000. Principal payments on securities available for sale and investment securities held to maturity were $14,787,000 and $4,701,000 during the same period last year. During the six months ended September 30, 2000, the Company invested an additional $24,414,000 into real estate projects and received proceeds of $15,004,000. During the six months ended September 30, 1999, the Company invested cash of $11,384,000 in real estate projects and received proceeds of $15,014,000.

Cash Flows from Financing Activities
         Cash provided by financing activities during the six months ended September 30, 2000, was $47,428,000 compared to cash used of $31,451,000 during the same period one year ago. The increase in the Company's deposits is the most significant factor. Deposits increased by $73,566,000 during the six months ended September 30, 2000, as compared to a decrease of $107,395,000 during the same period last year. The Company borrowed $355,241,000 from the FHLB and repaid $380,058,000 during the six months. This compares to borrowings of $385,750,000 and repayments of $308,355,000 during the same period last year. The Company paid cash dividends to its shareholders of $1,804,000 and $1,783,000 for the six months ended September 30, 2000 and 1999, respectively.

Capital
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At September 30, 2000, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. During the year ended March 31, 2000, the Bank paid the Company cash dividends of $6,500,000. During the quarter ended June 30, 2000, the Company contributed capital of $1,000,000 to the Bank.

REGULATORY CAPITAL
---------------------------------------------------------------------------------------------------------
                                       Actual                 Requirement               Excess
(dollars in thousands)                 Amount       %            Amount        %        Amount        %
---------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
RISK-BASED RATIOS:
  TIER 1 CAPITAL                       $71,658     9.15          $31,322    4.00        $40,336     5.15
  TOTAL CAPITAL                         78,530    10.03           62,644    8.00         15,886     2.03
TIER 1 LEVERAGE                         71,658     5.79           49,522    4.00         22,136     1.79
TANGIBLE EQUITY                         71,658     5.57           19,309    1.50         52,349     4.07
---------------------------------------------------------------------------------------------------------
March 31, 2000
  Tier 1 capital                       $69,061     9.12          $30,280    4.00        $38,781     5.12
  Total capital                         75,794    10.01           60,559    8.00         15,235     2.01
Tier 1 leverage                         69,061     5.75           48,050    4.00         21,011     1.75
Tangible equity                         69,061     5.51           18,803    1.50         50,258     4.01
---------------------------------------------------------------------------------------------------------
September 30, 1999
  Tier 1 capital                       $72,930    10.17          $28,698    4.00        $44,232     6.17
  Total capital                         79,766    11.12           57,396    8.00         22,370     3.12
Tier 1 leverage                         72,930     6.21           46,950    4.00         25,980     2.21
Tangible equity                         72,930     6.37           17,183    1.50         55,747     4.87
---------------------------------------------------------------------------------------------------------

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

         By Order of November 1, 2000, the trial court granted summary judgment in favor of Tucker Federal with respect to Plaintiffs' claims for punitive damages, holding that the only substantive claims of Plaintiffs remaining for trial are those founded on alleged breach of contract. The court also determined that genuine issues of material fact exist with respect to Tucker Federal's counterclaim against Plaintiffs.

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

         Shareholders who wish to present a proposal on matters appropriate for Shareholder action in accordance with rules and regulations of the Securities and Exchange Commission at the 2001 Annual Meeting of Shareholders ("2001 Annual Meeting") are required to provide notice to the Corporate Secretary of their intent to do so on or before March 1, 2001. The notice must provide the information (set forth in the Bylaws of the Company) set forth in applicable rules and regulations of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. This deadline applies to all shareholder proposals sought to be considered at the 2001 Annual Meeting.

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

                                              EAGLE BANCSHARES, INC.
                                                    (Registrant)


Date:  November 20, 2000                 /s/ Conrad J. Sechler, Jr.
                                         ------------------------------------
                                         Conrad J. Sechler, Jr.
                                         Chairman of the Board, President and
                                         Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  November 20, 2000                  /s/ Richard B. Inman, Jr.
                                          -----------------------------------
                                          Richard B. Inman, Jr.
                                          Director, Secretary and Treasurer




Date:  November 20, 2000                  /s/ Conrad J. Sechler, Jr.
                                          -----------------------------------
                                          Conrad J. Sechler, Jr.
                                          Chairman of the Board and President




Date:  November 20, 2000                  /s/ LuAnn Durden
                                          -----------------------------------
                                          LuAnn Durden
                                          Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                               Page No.
-------                    -----------                               --------
11                         Computation of per share earnings               39

27                         Financial Data Schedule
                           (FOR SEC USE ONLY)