Form 10-Q
period 2000-12-31
EAGLE BANCSHARES INC
filed 2001-02-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the quarterly period ended December 31, 2000.
                                              -----------------

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                         Commission file number 0-14379
                                                -------

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


                         Class: Common Stock, $1.00 Par
            Value Shares Outstanding at January 31, 2001: 5,637,135


                          Index of Exhibit on Page 38

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Financial Condition at -
                   December 31, 2000 and March 31, 2000                      3

                   Consolidated Statements of Income -
                   Three and Nine Months Ended December 31, 2000 and 1999    4

                   Consolidated Statements of Cash Flows -
                   Nine months ended December 31, 2000 and 1999              5

                   Notes to Consolidated Financial Statements                7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      15

PART II. Other Information

         Item 1.  Legal Proceedings                                         35

         Item 2.  Changes in Securities                                     36

         Item 3.  Defaults upon Senior Securities                           36

         Item 4.  Submission of Matters to a Vote of Security Holders       36

         Item 5.  Other Information                                         36

         Item 6.  Exhibits and Reports on Form 8-K                          36

         Signatures                                                         37

         Index of Exhibits                                                  38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (Unaudited)


                                                                                  DECEMBER 31,        March 31,
                                                                                      2000              2000
                                                                                  -----------       -----------

(dollars in thousands except per share data)
ASSETS:
  Cash and amounts due from banks                                                 $    40,373       $    28,572
  Accrued interest receivable                                                          10,886             8,882
  Securities available for sale                                                       205,646           210,644
  Investment securities held to maturity                                               51,862            61,164
  Loans held for sale                                                                  53,632            49,240
  Loans receivable, net                                                               779,696           780,874
  Investment in real estate                                                            61,534            44,956
  Real estate acquired in settlement of loans, net                                      1,629             1,521
  Stock in Federal Home Loan Bank, at cost                                              9,750            14,665
  Premises and equipment, net                                                          22,244            24,204
  Deferred income taxes                                                                 1,771             5,468
  Other assets                                                                         18,430            14,881
                                                                                  -----------       -----------
          Total assets                                                            $ 1,257,453       $ 1,245,071
                                                                                  -----------       -----------


LIABILITIES:
  Deposits                                                                        $   898,507       $   769,952
  Federal Home Loan Bank advances and other borrowings                                222,617           362,372
  Advance payments by borrowers for property taxes and insurance                          233             1,076
  Guaranteed preferred beneficial interests in debentures (trust
    preferred securities)                                                              28,750            28,750
  Accrued expenses and other liabilities                                               27,941             8,450
                                                                                  -----------       -----------
          Total liabilities                                                         1,178,048         1,170,600
                                                                                  -----------       -----------

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value; 25,000,000 shares authorized, 6,238,935
    shares issued at December 31, and March 31, 2000                                    6,239             6,239
  Additional paid-in capital                                                           39,518            39,518
  Retained earnings                                                                    43,749            44,563
  Accumulated other comprehensive income                                               (1,844)           (7,477)
  Employee Stock Ownership Plan note payable                                           (1,771)           (1,886)
  Treasury stock, 601,800 shares at cost, at December 31, and March 31, 2000           (6,486)           (6,486)
                                                                                  -----------       -----------
          Total stockholders' equity                                                   79,405            74,471
                                                                                  -----------       -----------
          Total liabilities and stockholders' equity                              $ 1,257,453       $ 1,245,071
                                                                                  -----------       -----------

EAGLE BANCSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
(dollars in thousands except per share data)                                          DECEMBER 31,            DECEMBER 31,
-----------------------------------------------------------------------------    --------     -------    --------     -------
                                                                                   2000        1999        2000         1999
-----------------------------------------------------------------------------    --------     -------    --------     -------

INTEREST INCOME:
   Interest on loans                                                             $ 19,121     $17,419    $ 58,050     $51,184
   Interest on  mortgage-backed securities                                          2,640       2,425       7,642       6,598
   Interest and dividends on securities and other interest earning assets           2,968       2,346       7,837       7,173
-----------------------------------------------------------------------------    --------     -------    --------     -------
          Total interest income                                                    24,729      22,190      73,529      64,955
-----------------------------------------------------------------------------    --------     -------    --------     -------

INTEREST EXPENSE:
   Interest on deposits                                                            11,848       8,438      32,196      26,958
   Interest on FHLB advances and other borrowings                                   3,740       3,943      12,495      10,271
   Interest on long-term debt                                                         622         622       1,867       1,867
-----------------------------------------------------------------------------    --------     -------    --------     -------
          Total interest expense                                                   16,210      13,003      46,558      39,096
-----------------------------------------------------------------------------    --------     -------    --------     -------

   Net interest income                                                              8,519       9,187      26,971      25,859
PROVISION FOR LOAN LOSSES                                                           4,425         200       5,375         600
-----------------------------------------------------------------------------    --------     -------    --------     -------
   Net interest income after provision for loan losses                              4,094       8,987      21,596      25,259
-----------------------------------------------------------------------------    --------     -------    --------     -------

NON-INTEREST INCOME:
   Mortgage production fees                                                         1,128       1,503       3,690       5,745
   Gains on sales of investment in real estate                                      1,904       1,574       5,429       4,827
   Real estate commissions, net                                                       230         202         752         748
   Rental income                                                                       --          --          --         165
   Service charges                                                                    881         705       2,514       1,843
   Gain (loss) on sales of securities available for sale                             (139)         --        (139)         19
   Gain on sales of fixed assets                                                        2          --          54         176
   Gain on sales of real estate acquired in settlement of loans                        14          58          39         192
   Gain on sale of branch                                                              --          --          --         673
   Equity in loss in Nextbill.com                                                    (286)         --        (914)         --
   Miscellaneous                                                                      846         446       1,865       1,644
-----------------------------------------------------------------------------    --------     -------    --------     -------
          Total non-interest income                                                 4,580       4,488      13,290      16,032
-----------------------------------------------------------------------------    --------     -------    --------     -------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                   4,453       5,119      14,028      16,153
   Net occupancy expense                                                            1,259       1,354       3,875       4,380
   Data processing expense                                                            723         679       2,259       2,044
   Federal insurance premium                                                           99          99         235         386
   Marketing expense                                                                  613         553       1,850       1,652
   Professional services                                                              939         771       2,824       1,607
   Exit costs associated with disposal of wholesale lending group                      --          --       1,142          --
   Miscellaneous                                                                    1,958       1,531       5,643       4,934
-----------------------------------------------------------------------------    --------     -------    --------     -------
          Total non-interest expenses                                              10,044      10,106      31,856      31,156
-----------------------------------------------------------------------------    --------     -------    --------     -------

   Income (loss) before income taxes                                               (1,370)      3,369       3,030      10,135
INCOME TAX EXPENSE (BENEFIT)                                                         (423)      1,026       1,138       3,104
-----------------------------------------------------------------------------    --------     -------    --------     -------
   NET (LOSS) INCOME                                                             $   (947)    $ 2,343    $  1,892     $ 7,031
-----------------------------------------------------------------------------    --------     -------    --------     -------
EARNINGS (LOSS) PER COMMON SHARE - BASIC                                         $  (0.17)    $  0.42    $   0.34     $  1.26
-----------------------------------------------------------------------------    --------     -------    --------     -------
EARNINGS (LOSS) PER COMMON SHARE -  DILUTED                                      $  (0.17)    $  0.42    $   0.33     $  1.24
-----------------------------------------------------------------------------    --------     -------    --------     -------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                                   NINE MONTHS ENDED
                                                                                                     DECEMBER 31,
(dollars in thousands)                                                                            2000          1999
-------------------------------------------------------------------------------------------    ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $   1,892     $   7,031
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                                        1,540         1,574
   Provision for loan losses                                                                       5,375           600
   Provision for losses on real estate acquired in settlement of loans                                45            50
   Loss (gain) on sales of securities available for sale                                             139           (19)
   Gain on sales of real estate acquired in settlement of loans                                      (39)         (192)
   Gain on sales of investment in real estate                                                     (5,429)       (4,827)
   Gain on sales of premises and equipment                                                           (54)         (176)
   Gain on sale of branch                                                                             --          (673)
   Amortization of restricted stock                                                                   --            50
   Amortization of low income housing tax credit                                                      66            66
   Deferred income tax expense (benefit)                                                             297          (208)
   Proceeds from sales of loans held for sale                                                    389,491       748,064
   Originations of loans held for sale                                                          (393,883)     (642,547)
   Changes in assets and liabilities:
     Increase in accrued interest receivable                                                      (2,004)         (352)
     (Increase) decrease in other assets                                                          (3,674)        3,957
     Increase (decrease) in accrued expense and other liabilities                                 19,491       (12,375)
-------------------------------------------------------------------------------------------    ---------     ---------
      Net cash provided by operating activities                                                $  13,253     $ 100,023
-------------------------------------------------------------------------------------------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities available for sale                                                   (24,818)      (35,791)
    Proceeds from sales of securities available for sale                                          24,552         1,807
    Purchases of investment securities held to maturity                                               --        (9,884)
    Principal payments received on securities available for sale                                  14,387        21,182
    Principal payments received on investment securities held to maturity                          3,486         6,003
    Proceeds from calls and maturities of securities available for sale                               --            --
    Proceeds from calls and maturities of investment securities held to maturity                   6,076         9,107
    Loan originations, net of repayments                                                          (5,276)      (72,115)
    Proceeds from sales of real estate acquired in settlement of loans                             1,241         1,403
    Purchases of FHLB stock                                                                       (3,430)      (14,806)
    Redemption of FHLB stock                                                                       8,345         8,540
    Proceeds from sales of premises and equipment, net                                               275         2,030
    Purchases of premises and equipment                                                             (507)       (4,447)
    Additions to investment in real estate                                                       (37,905)      (29,513)
    Proceeds from sales of investment in real estate                                              26,756        20,269
-------------------------------------------------------------------------------------------    ---------     ---------
      Net cash provided by (used in) investing activities                                      $  13,182     $ (96,215)
-------------------------------------------------------------------------------------------    ---------     ---------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)


                                                                                                  NINE MONTHS ENDED
                                                                                                     DECEMBER 31,
(dollars in thousands)                                                                            2000          1999
-------------------------------------------------------------------------------------------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                  $  60,097     $ (92,233)
  Net change in demand deposit accounts                                                           68,458       (43,338)
  Payments related to sale of branch                                                                  --       (11,859)
  Repayment of FHLB advances and other borrowings                                               (540,959)     (491,313)
  Proceeds from FHLB advances and other borrowings                                               401,204       637,672
  Principal reduction of ESOP debt                                                                   115            92
  Preferred stock cash dividend paid                                                                  --            (5)
  Proceeds from exercise of stock options                                                             --           249
  Retirement of restricted stock
  Cash dividends paid                                                                             (2,706)       (2,669)
  Purchases of treasury stock                                                                         --          (811)
  Decrease in advance payments from borrowings for
    Property taxes and insurance                                                                    (843)       (1,611)
-------------------------------------------------------------------------------------------    ---------     ---------
   NET CASH USED IN FINANCING ACTIVITIES                                                         (14,634)       (5,826)
-------------------------------------------------------------------------------------------    ---------     ---------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           11,801        (2,018)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    28,572        27,839
-------------------------------------------------------------------------------------------    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  40,373     $  25,821
-------------------------------------------------------------------------------------------    ---------     ---------


-------------------------------------------------------------------------------------------    ---------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                    $  45,314     $  40,578
   Income taxes                                                                                      560            20
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                                               1,442           567
   Loans made to finance real estate acquired in settlement of loans                                  87            --
   Loans made to finance sales of investments in real estate                                          --         6,239
   Dividends payable                                                                                 902           886
-------------------------------------------------------------------------------------------    ---------     ---------

Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
December 31, 2000

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

B.       Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 2000, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

C.       Reclassification of Prior Period Amounts:

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D.       Disposal of Wholesale Lending Group

         In May 2000, after considering among other things, the historical profitability, trends in technology, declining margins, business prospects and exit costs, the Board of Directors authorized management to execute a detailed plan to exit the wholesale mortgage operation. This plan included informing personnel, retaining advisors, and determining the cost to dispose of the operation. During the quarter ended June 30, 2000, the Company recorded $1,142,000 in one-time pretax charges associated with exiting its wholesale mortgage operation. These charges included: legal and other costs associated with a sales transaction, severance and termination related accruals, write-off of certain tangible assets with no ongoing benefit to the Company and certain contract termination fees. Management discussed the sale of the division with numerous parties. The Company entered into a letter of intent with e-Jumbo who was unable to secure necessary financing. On December 29, 2000, the Company closed the sale of its wholesale mortgage banking operation to Coastal Capital Corp. Costs associated with the sale of this operation to Coastal Capital Corp. remained substantially the same as management's initial estimates. The sales agreement allowed Coastal Capital Corp. until January 05, 2001 to determine the final number of employees to be retained. The Company is responsible for any severance costs for employees not retained by Coastal Capital Corp. beyond January 05, 2001. The Company expects to utilize the remaining reserve during the quarter ending March 31, 2001.

         The following table shows the related charges and the remaining balance.


                                                                         Utilized in      Remaining Balance
(dollars in thousands)                                  Pre-tax          fiscal 2001      December 31, 2000
---------------------------------------------          ----------        -----------      -----------------

Transaction costs                                      $  100,000          $ 91,000          $   9,000
Severance and termination accruals                        175,000            28,000            147,000
Write-off of tangible assets                              479,000           568,000            (89,000)
Contract termination fees                                 388,000           214,000            174,000
---------------------------------------------          ----------          --------          ---------
Total related charges                                  $1,142,000          $901,000          $ 241,000
---------------------------------------------          ----------          --------          ---------


E.       Restructuring Charges

         In January 2001, the Board of Directors approved a plan to exit its retail mortgage banking business and construction lending activities from offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. The Company believes exiting these markets will provide for more consistent earnings from its core community banking operations. The Bank will continue to offer construction loans and a competitive mortgage product line from its core Atlanta market from the existing branch banking network. The decision to exit retail mortgage banking and construction lending outside of metropolitan Atlanta is a result of the Company's strategic initiatives designed to enable the Company to focus on its metro Atlanta franchise and to emphasize deposit relationships with its loan customers to potentially reduce the cost of funds. This decision is expected to result in a one-time pretax charge of approximately $4,000,000 to $4,500,000 in the quarter ending March 31, 2001. Exit costs will include leasehold and other contract termination costs, severance and termination costs, asset disposition costs, legal costs and other incremental costs.

F.       Computation of Per Share Earnings

         Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method.

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three-month periods ended December 31, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

(dollars in thousands except per share data)
                                                   THREE MONTHS ENDED
                                             DECEMBER 31,      December 31,
                                                 2000              1999
                                             ------------      ------------
Basic

Net income                                    $  (947)          $2,343
                                              -------           ------

Average common shares                           5,637            5,546
                                              -------           ------

Earnings (loss) per common share - basic      $ (0.17)          $ 0.42
                                              -------           ------

Diluted

Net income                                    $  (947)          $2,343
                                              -------           ------

Average common shares - basic                   5,637            5,546
Incremental shares outstanding                     --(1)            72
                                              -------           ------
Average common shares - diluted                 5,637            5,618
                                              -------           ------

Earnings (loss) per common share - diluted    $ (0.17)          $ 0.42
                                              -------           ------
----------
(1)  Shares excluded due to loss position, 28


         Below is a reconciliation for the nine-month periods ended December 31, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.


(dollars in thousands except per share data)
                                                   NINE MONTHS ENDED
                                             DECEMBER 31,    December 31,
                                             ------------    ------------
Basic

Net income                                      $1,892          $7,031
                                                ------          ------

Average common shares                            5,637           5,565
                                                ------          ------

Earnings per common share - basic               $ 0.34          $ 1.26
                                                ------          ------

Diluted

Net income                                      $1,892          $7,031
                                                ------          ------

Average common shares - basic                    5,637           5,565
Incremental shares outstanding                      39              91
                                                ------          ------
Average common shares - diluted                  5,676           5,656
                                                ------          ------

Earnings per common share - diluted             $ 0.33          $ 1.24
                                                ------          ------

G.       Accumulated Other Comprehensive Income

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

Comprehensive income for the three and nine months ended December 31, 2000 and 1999 is calculated as follows:


                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       ----------------------      ----------------------
(dollars in thousands)                                                 DEC. 31,      Dec. 31,      DEC. 31,      Dec. 31,
                                                                        2000          1999          2000           1999
                                                                       -------       -------       -------       --------

Unrealized gains (losses), net, recognized in other accumulated comprehensive income:
  Before income tax                                                    $ 6,219       ($5,340)      $ 9,034       ($12,335)
  Income tax                                                             2,420        (2,026)        3,401         (4,636)
                                                                       -------       -------       -------       --------
      Net of income tax                                                $ 3,799       ($3,314)      $ 5,633       ($ 7,699)
Amounts reported in net income:
  Gains(losses) on sales of securities available for sale              $  (139)      $    --       $  (139)       $    19
  Net accretion on securities available for sale                            65            61           228             12
                                                                       -------       -------       -------       --------
  Reclassification adjustment                                              (74)           61            89             31
  Income tax benefit (expense)                                              28           (23)          (34)           (12)
                                                                       -------       -------       -------       --------
  Reclassification adjustment, net of tax                                  (46)           38            55             19
Amounts reported in other accumulated comprehensive income:
  Unrealized gains (losses) arising during period, net of tax            3,753        (3,276)        5,688         (7,680)
  Less reclassification adjustment, net of tax                             (46)           38            55             19
                                                                       -------       -------       -------       --------
  Unrealized gains (losses), net, recognized in other accumulated
comprehensive income, net                                                3,799        (3,314)        5,633         (7,699)
      Net income (loss)                                                   (947)        2,343         1,892          7,031
                                                                       -------       -------       -------       --------
      Total comprehensive income                                       $ 2,852       $  (971)      $ 7,525        $  (668)
                                                                       -------       -------       -------       --------


H.       Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. The reportable segments consist of: community banking, mortgage banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers through 15 branch offices and over the Internet. The Company earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community-banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. The mortgage-banking segment originates residential mortgage loans through community bank branches, retail loan production offices, over the Internet and purchases residential mortgage loans from correspondents through a wholesale lending operation. On December 29, 2000, the Company closed the sale of its wholesale lending operation to Coastal Capital Corp. For information see Note D of Notes to Consolidated Financial Statements. In addition, the Company plans to exit its retail mortgage banking and construction lending activities conducted outside metropolitan Atlanta. For information see Note E of Notes to Consolidated Financial Statements. The mortgage-banking segment generates revenues through origination and processing fees, interest on residential mortgage loans and selling substantially all of the servicing rights for fixed rate residential mortgage loans to investors. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in and developing land for residential subdivisions as well as developing residential condominiums. The real estate development and sales segment also provides third party brokerage services for the Bank and for unaffiliated third parties. The mezzanine-financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine-financing segment generates revenues through interest, fees on loans and equity participation arrangements. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table:


                                                                    Real Estate
THREE MONTHS ENDED:                        Community      Mortgage  Development  Mezzanine
                                            Banking       Banking     and Sales  Financing     Other     Eliminations  Consolidated
                                           ----------------------------------------------------------------------------------------
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
-----------------------------------------------------------------------------------------------------------------------------------

  NET INTEREST INCOME (EXPENSE)            $    8,046     $    142     $     6    $   521     $  (155)    $     (41)    $    8,519
  NET NON-INTEREST INCOME (EXPENSE)            (4,340)      (2,183)      1,294       (206)        (70)           41         (5,464)
  DEPRECIATION ON PREMISES AND EQUIPMENT          654           68          13         --           4            --            739
  INCOME TAX EXPENSE (BENEFIT)                   (275)        (715)        520        126         (79)           --           (423)
  NET INCOME (LOSS)                              (442)      (1,328)        780        189        (146)           --           (947)
  PROVISION FOR LOAN LOSSES                     4,423            2          --         --          --            --          4,425
  TOTAL ASSETS                              1,156,768       65,501      71,608     18,405      16,885       (71,714)     1,257,453
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                 398            2          --         --          --            --            400
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS       23,311        3,100       2,665        395         337            --         29,808
  INTERSEGMENT REVENUES                         1,716           15          13          2         252            --          1,998
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)            $    8,975     $     16     $     7    $   593     $  (471)    $      67     $    9,187
  Net non-interest income (expense)            (5,232)      (1,605)      1,341        (64)          9           (67)        (5,618)
  Depreciation on premises and equipment          558          126          --         --          --            --            684
  Income tax expense (benefit)                    994         (557)        539        212        (162)           --          1,026
  Net income (loss)                             2,554       (1,037)        809        317        (300)           --          2,343
  Provision for loan losses                       195            5          --         --          --            --            200
  Total assets                              1,156,007      145,677      40,945     16,555      12,415      (161,095)     1,210,504
  Expenditures for additions to premises
    and equipment                                 673           23          --         --          --            --            696
  Total revenues from external customers       20,558        3,924       1,785        529         246            --         27,042
  Intersegment revenues                         2,156            1           8         64         253            --          2,482


The results for each reportable segment are included in the following table:


                                                                   Real Estate
NINE MONTHS ENDED:                        Community     Mortgage   Development  Mezzanine
                                           Banking      Banking     and Sales   Financing    Other     Eliminations  Consolidated
                                          ---------------------------------------------------------------------------------------
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
---------------------------------------------------------------------------------------------------------------------------------

  NET INTEREST INCOME (EXPENSE)            $   25,307    $    550     $    (8)    $ 1,906     $  (655)    $    (129)    $   26,971
  NET NON-INTEREST INCOME (EXPENSE)           (15,117)     (5,827)      3,540      (1,019)       (272)          129        (18,566)
  DEPRECIATION ON PREMISES AND EQUIPMENT        1,966         233          39          --          13            --          2,251
  INCOME TAX EXPENSE (BENEFIT)                  1,618      (1,923)      1,413         355        (325)           --          1,138
  NET INCOME (LOSS)                             3,415      (3,572)      2,119         532        (602)           --          1,892
  PROVISION FOR LOAN LOSSES                     5,157         218          --          --          --            --          5,375
  TOTAL ASSETS                              1,156,768      65,501      71,608      18,405      16,885       (71,714)     1,257,453
  EXPENDITURES FOR ADDITIONS TO PREMISES                                                                                       AND
    EQUIPMENT                                   1,186          14          --          --          --            --          1,200
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS       70,350       7,987       6,309       1,199         974            --         86,819
  INTERSEGMENT REVENUES                         4,039          40          52          22         691            --          4,844
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)            $   25,947    $     17     $   (63)    $ 1,477     $(1,405)    $    (114)    $   25,859
  Net non-interest income (expense)           (13,904)     (5,489)      4,246        (164)         73           114        (15,124)
  Depreciation on premises and equipment        1,644         396          --          --          --            --          2,040
  Income tax expense (benefit)                  3,300      (1,928)      1,673         525        (466)           --          3,104
  Net income (loss)                             8,178      (3,579)      2,510         788        (866)           --          7,031
  Provision for loan losses                       565          35          --          --          --            --            600
  Total assets                              1,156,007     145,677      40,945      16,555      12,415      (161,095)     1,210,504
  Expenditures for additions to premises
    and equipment                               4,303         253          --          --          --            --          4,556
  Total revenues from external customers       60,047      14,115       5,777       1,129         854            --         81,922
  Intersegment revenues                         9,705         241          47         348         771            --         11,112

I.       Recent Accounting Pronouncements

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

J.       Treasury Stock

         During the second quarter ended September 30, 1999, the Company's Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of March 31, 2000, the Company had repurchased 300,000 shares with a cost of approximately $5,410,000.

K.       Real Estate Investment Trust

         On April 30, 1999, TFB Management, Inc., TFB Management (NC), Inc., and TFB Management (RE), Inc., were incorporated as Delaware corporations. The Bank is the 100% owner of TFB Management, Inc., which is the 100% owner of TFB Management (NC), Inc., which is the 100% owner of TFB Management (RE), Inc. TFB Management (RE), Inc. was formed to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. This three-tier structure was utilized to reduce the Company's tax obligations.

L.       A Warning About Forward-Looking Information

         This filing contains forward-looking statements. We may also make written forward-looking statements in our periodic reports to the Securities and Exchange Commission, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of management and on information currently available to such management. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "plans," "estimates," "anticipates" or similar expressions. Specifically, estimates for fourth quarter charges, the sale of non-accrual loans in the fourth quarter and statements regarding capital ratios in future periods are forward-looking statements. Forward-looking statements speak only as of the date they are made.

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

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in the forward-looking statements contained in this report. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)


                                                                                                        % Change from
                                                                 QUARTER ENDED                        Dec. 31, 2000 to
                                                    DEC. 31,         Sept.30,        Dec. 31,       Sept. 30,    Dec. 31,
For the quarter:                                      2000             2000            1999            2000        1999
                                                  -----------       ----------      ----------        ------      ------

Net income (loss)                                 $      (947)      $    2,141      $    2,343            NM          NM
Per common share:
  Net income (loss) per common share-basic              (0.17)            0.38            0.42            NM          NM
  Net income (loss) per common share-diluted            (0.17)            0.38            0.42            NM          NM
  Dividends declared                                     0.16             0.16            0.16            --          --
  Book value per share                                  14.09            13.74           12.81          2.55%       9.99%
  Average common shares outstanding-basic               5,637            5,637           5,546            --        1.64%
  Average common shares outstanding-diluted             5,637            5,670           5,618         (5.82)%      0.84%

Profitability ratios: (%)
  Return on average assets                              (0.29)%           0.67%           0.77%           NM          NM
  Return on average equity                              (4.79)%          11.28%          13.06%           NM          NM
  Efficiency ratio                                      76.68%           72.64%          73.90%         5.56%       3.76%
  Net interest margin - taxable equivalent               2.92%            3.12%           3.36%        (6.41)%    (13.10)%
  Equity to assets                                       6.31%            5.89%           5.86%         7.13%       7.68%
At quarter end:
  Loans held for sale                             $    53,632       $   91,522      $  115,853        (41.40)%    (53.71)%
  Loans receivable, net                               779,696          791,670         700,520         (1.51)%     11.30%
  Allowance for loan losses                            11,428            7,710           7,288         48.22%      56.81%
  Assets                                            1,257,453        1,315,694       1,210,504         (4.43)%      3.88%
  Deposits                                            898,507          843,518         731,562          6.52%      22.82%
  FHLB advances and other borrowings                  222,617          337,555         367,911        (34.05)%    (39.49)%
  Stockholders' equity                                 79,405           77,455          70,992          2.52%      11.85%
                                                                                                       NM(not meaningful)


                                              NINE MONTHS ENDED
                                                DECEMBER 31,
For the nine months:                               2000          1999          % Change
                                                ---------      ---------       --------

Net income                                      $   1,892      $   7,031        (73.09)%
Per common share:
  Net income per common share-basic                  0.34           1.26        (73.02)%
  Net income per common share-diluted                0.33           1.24        (73.39)%
  Dividends declared                                 0.48           0.48            --
  Average common shares outstanding-basic           5,637          5,565          1.29%
  Average common shares outstanding-diluted         5,676          5,656          0.35%

Profitability ratios: (%)
  Return on average assets                           0.20%          0.77%       (74.03)%
  Return on average equity                           3.31%         12.88%       (74.30)%
  Efficiency ratio                                  79.12%         74.37%         6.39%
  Net interest margin - taxable equivalent           3.10%          3.15%       (1.59)%

Overview

         The Company's net loss for the quarter ended December 31, 2000, was $947,000, or $0.17 per diluted share, compared with net income of $2,343,000, or $0.42 per diluted share, for the same quarter last year. Net income for the current nine month period decreased $5,139,000 or 73.09% to $1,892,000 or $0.33 per diluted share, compared to $7,031,000 or $1.24 per diluted share for the same period last year.

         The December quarter and nine months decline in net income from the same period a year ago are largely due to the Company's decision to increase its December 2000 quarter provision for loan losses to $4,425,000 versus $200,000 in the same quarter last year. The provision is $3,700,000 more than the expense anticipated in the fiscal year business plan and resulted from a rise in the Company's non-performing and potential problem assets and the anticipated sale of non-performing loans. The Company has entered into an agreement to sell approximately $7,500,000 of non-accrual, single-family mortgage loans. The Company expects to realize a $1,800,000 pretax loss during the quarter ending March 31, 2001 related to the sale of loans. Since the sale was approved in December 2000 and the approximate loss was identified, management has allocated $1,800,000 of its allowance for loan losses specifically for this loss. Excluding the additional provision charges of $3,700,000, operating net income for the quarter ended December 31, 2000 was $1,458,000 or $0.26 per diluted share. During the quarter ended June 30, 2000, the Company recorded $1,142,000 in pre-tax charges related to exiting its wholesale mortgage operation. Excluding the additional provision charges and the one-time charge related to exiting wholesale mortgage operations, operating net income for the nine months ended December 31, 2000 was $5,039,000 or $0.89 per diluted share. The decrease in operating earnings is primarily attributable to an increase in professional services and losses recorded by NextBill.com, an electronic bill presentment and payment company.

Segment Discussion

Community Banking

         For the quarter ended December 31, 2000, the Company's community banking activities resulted in losses of $442,000 or $0.08 per diluted share versus income of $2,554,000 or $0.45 per diluted share for the same quarter one year ago. For the nine months ended December 31, 2000, the Company's community banking activities resulted in income of $3,415,000 compared with $8,178,000, in the same period a year ago. Excluding the additional provision charges of $3,700,000, the community banking segment operating net income was $1,963,000 or $0.35 per diluted share for the quarter and $5,820,000 or $1.03 per diluted share for the nine months ended December 31, 2000. The decline in earnings for the December 2000 quarter and nine months compared to December 1999 is primarily due to a decrease in net interest income and an increase in the loan loss provision and professional services. In addition, in the nine months ended December 31, 1999, the Company recognized a $673,000 gain on the sale of its Towne Lake Branch.

Mortgage Banking

         On December 29, 2000, the Company closed the sale of its wholesale mortgage banking operation to Coastal Capital Corp. In January 2001, the Board of Directors authorized management to exit its retail mortgage offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. These actions will substantially reduce the Company's mortgage banking operation and will allow management to concentrate on building the Company's community banking franchise in Atlanta. After exiting the retail mortgage offices referenced above, mortgage banking will no longer be a reportable segment.

         For the quarter ended December 31, 2000, the Company's mortgage banking operations resulted in losses of $1,328,000 or $0.24 per diluted share versus losses of $1,037,000 or $0.18 per diluted share for the same quarter last year. For the nine months ended December 31, 2000, the Company's mortgage banking activities resulted in losses of $3,572,000 or $0.63 per diluted share, compared with $3,579,000 or $0.63 per diluted share, in the same period a year ago. Excluding the non-recurring charge of $1,142,000 taken in the June quarter to prepare for exiting the wholesale mortgage business, the net loss for the nine months ended December 31, 2000, was $2,830,000 or $0.50 per diluted share.

Real Estate Development and Sales

         Eagle Real Estate Advisors, the Company's real estate development and sales unit, generated income of $780,000 or $0.14 per diluted share in the third quarter ended December 31, 2000, compared with $809,000 or $0.14 per diluted share in the same period last year. Investments in real estate increased to $61,534,000 at December 31, 2000 from $35,589,000 a year earlier. Gains on the sale of real estate were $1,904,000 compared to $1,574,000 in the same period a year ago. Lot sales for the quarter ended December 31, 2000 numbered 52 compared to 94 in the quarter ended December 31, 1999.

         During the nine months ended December 31, 2000, Eagle Real Estate Advisors generated income of $2,119,000 or $0.37 per diluted share compared with $2,510,000 or $0.44 per diluted share in the same period a year ago. In the nine months ended December 31, 2000, gains on the sale of investments in real estate were $5,429,000 versus $4,827,000 for the same period a year ago and lot sales numbered 224 compared with 206 lot sales during the same period last year.

Mezzanine Financing

         For the quarter ended December 31, 2000, Eagle Bancshares Capital Group, the Company's mezzanine financing unit, generated income of $189,000 or $0.03 per diluted share compared with $317,000 or $0.06 per diluted share in the same period a year ago. For the nine months, Eagle Bancshares Capital Group generated income of $532,000 or $0.09 per diluted share compared with $788,000 or $0.14 per diluted share in the same period a year ago. The decline is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $286,000 for the quarter and $914,000 for the nine months ended December 31, 2000. Eagle Bancshares Capital Group owns $3,000,000 of NextBill.com Series A preferred stock at December 31, 2000 and has warrants to purchase 1,300,000 shares of common stock in NextBill.com, Inc. which would give Eagle Bancshares Capital Group a 60% fully diluted ownership interest. At December 31, 2000, NextBill.com has 700,000 common shares issued and outstanding. Eagle Bancshares Capital Group has made no subsequent investments in NextBill.com since its initial investment in the quarter ended March 31, 2000.

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

         The Company uses three standard scenarios - rates unchanged, rising rates, and declining rates - in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 200 basis point upward and downward rate ramp. The Company closely monitors each scenario to manage interest rate risk.

         Management estimates the Company's annual net interest income would increase approximately $1,036,859 or 3.28%, and decrease approximately $1,695,361or 5.36% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over December 31, 2000, estimates an $8,139,000 or 7.83% decrease in market value. The Company estimates a like decrease in rates would decrease market value $5,461,000 or 5.25%. These changes in market value represent less than 5.0% of the total carrying value of total assets at quarter-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

Net Interest Income - Quarterly Analysis

         Net interest income decreased by $668,000 or 7.27% to $8,519,000 in the quarter ended December 31, 2000, from $9,187,000 for the same quarter last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) decreased 39 basis points to 2.75% from 3.14% in the same period last year. The yield on interest-earning assets increased 31 basis points to 8.34% from 8.03%, while the cost of interest-bearing liabilities increased 70 basis points to 5.59% from 4.89%. The increase in the cost of interest-bearing liabilities is primarily attributable to an increase in high cost deposits.

         Interest income received on loans increased $1,702,000 or 9.77% to $19,121,000 for the quarter ended December 31, 2000 from $17,419,000 for the same quarter last year. The increase in interest received on loans was primarily attributable to an increase in loans receivable coupled with an increase in the yield on loans. The yield on loans increased 34 basis points to 8.78% for the

December quarter compared to 8.44% in the same quarter last year. Interest received on mortgage-backed securities increased $215,000 or 8.87% to $2,640,000 for the quarter ended December 31, 2000, from $2,425,000 in the same quarter last year. Interest received on securities increased $622,000 or 26.51% to $2,968,000 for the December 2000 quarter from $2,346,000 in the same quarter last year.

         Interest expense increased $3,207,000 or 24.66% to $16,210,000 for the December 2000 quarter from $13,003,000 in the same quarter last year. This is the result of an increase in deposits coupled with an increase in the cost of funds. Interest expense on deposits increased $3,410,000 or 40.41% to $11,848,000 from $8,438,000 in the prior year. The cost of deposits increased 96 basis points to 5.70% during the quarter compared to 4.74% in the same quarter last year. Interest expense on FHLB advances and other borrowings decreased $203,000 or 5.15% to $3,740,000 for the December 2000 quarter from $3,943,000 in the December 1999 quarter. The Bank's cost of FHLB advances and other borrowings increased 12 basis points to 5.00% from 4.88% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. In addition, interest expense on trust preferred securities was $622,000 for the December 2000 and 1999 quarters.

Net Interest Income - Nine Month Analysis

         Net interest income increased by $1,112,000 or 4.30% to $26,971,000 during the nine months ended December 2000, from $25,859,000 for the same period last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) decreased 3 basis points to 2.91% from 2.94% for the same period last year. The yield on interest-earning assets increased 53 basis points to 8.35% from 7.82%, while the cost of interest-bearing liabilities increased 56 basis points to 5.44% from 4.88%.

         Interest income received on loans increased $6,866,000 or 13.41% to $58,050,000 for the nine months ended December 31, 2000, from $51,184,000 for the same period last year. The increase in interest received on loans was primarily attributable to an increase in loans receivable coupled with an increase in the yield. The yield on loans increased 64 basis points to 8.81% for the nine months compared to 8.17% in the same period last year. Interest received on mortgage-backed securities increased $1,044,000 or 15.82% to $7,642,000 for the nine months ended December 31, 2000 from $6,598,000 in the nine months ended December 31, 1999. This is due to an increase in mortgage-backed securities held in the Bank's portfolio, in addition to an increase in the yield of 27 basis points to 6.77% from 6.50% in the same period last year. Interest received on securities increased $664,000 or 9.26% to $7,837,000 in the nine months ended December 31, 2000 from $7,173,000 in the prior period.

         Interest expense increased $7,462,000 or 19.09% to $46,558,000 for the nine months ended December 31, 2000 from $39,096,000 in the same period one year ago. This is the result of an increase in deposits coupled with an increase in the cost of funds. Interest expense on deposits increased $5,238,000 or 19.43% to $32,196,000 from $26,958,000 in the same period in the prior year. The cost of deposits increased 76 basis points to 5.51% during the period from 4.75% in the prior period. Interest expense on FHLB advances and other borrowings increased $2,224,000 or 21.65% to $12,495,000 for the nine months ended December 31, 2000 from $10,271,000 in the same period last year. The Bank's cost of FHLB advances and other borrowings increased 18 basis points to 5.01% from 4.83% in the same period in the prior year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. Interest expense on trust preferred securities was $1,867,000 for the nine months ended December 31, 2000 and 1999.

         Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin decreased 44 basis points to 2.92% for the quarter ended December 2000 compared to 3.36% for the same period last year. In addition, the net interest margin decreased 5 basis points to 3.10% for the nine months ended December 31, 2000 from 3.15% for the same period last year.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarter and nine months ended December 31, 2000 and 1999:

AVERAGE BALANCE SHEET


                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                    AVERAGE         2000       YIELD/       Average        1999     Yield/
(dollars in thousands)                              BALANCE       INTEREST      COST        Balance      Interest    Cost
---------------------------------------------     ----------     ----------    ------     ----------     --------   ------
Earning Assets
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----

  Loans receivable(1)                             $  814,547     $   18,045     8.86%     $  700,911     $15,276     8.72%
  Loans held for sale                                 56,457          1,076     7.62%        124,839       2,143     6.87%
  Mortgage-backed securities                         155,214          2,640     6.80%        146,986       2,425     6.60%
  FHLB stock                                          11,393            222     7.79%         12,819         250     7.80%
  Taxable investments(2)                              52,399          1,018     7.77%         63,992       1,036     6.48%
  Tax-exempt investment securities(2)                 70,851          1,359     7.67%         60,927       1,158     7.60%
  Interest earning deposits and federal funds         33,836            563     6.66%          3,331          78     9.37%
                                                  ----------     ----------     ----      ----------     -------     ----
   Total interest earning assets                   1,194,697     $   24,923     8.34%      1,113,805     $22,366     8.03%
Non-interest earning assets                          105,724                                 110,528
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
   Total assets                                   $1,300,421                              $1,224,333
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
Interest Bearing Liabilities
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
  Savings accounts                                $   29,662     $      110     1.48%     $   33,835     $   132     1.56%
  Checking                                           123,106            902     2.93%        100,439         792     3.15%
  Money market                                        95,495          1,309     5.48%         80,000         750     3.75%
  Certificates of deposit                            582,909          9,527     6.54%        497,914       6,764     5.43%
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
    Total deposits                                   831,172         11,848     5.70%        712,188       8,438     4.74%
FHLB advances and other borrowings                   299,107          3,740     5.00%        322,882       3,943     4.88%
Trust preferred securities                            28,750            622     8.65%         28,750         622     8.65%
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
   Total interest bearing liabilities              1,159,029     $   16,210     5.59%      1,063,820     $13,003     4.89%
Non-interest bearing deposits                         52,338                                  54,100
Non-interest bearing liabilities                       9,937                                  34,661
Stockholders' equity                                  79,117                                  71,752
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
   Total liabilities and equity                   $1,300,421                              $1,224,333
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----
Net interest rate spread                                         $    8,713     2.75%                    $ 9,363     3.14%
Taxable-equivalent adjustment                                          (194)                                (176)
Net interest income, actual                                      $    8,519                              $ 9,187
Net interest earning assets/net interest margin   $   35,668                    2.92%     $   49,985                 3.36%
Interest earning assets as a percentage of
  interest bearing liabilities                        103.08%                                 104.70%
---------------------------------------------     ----------     ----------     ----      ----------     -------     ----

----------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET


                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                     AVERAGE          2000       YIELD/       Average        1999     Yield/
(dollars in thousands)                               BALANCE        INTEREST      COST        Balance      Interest    Cost
-----------------------------------------------     ----------     ----------    ------     ----------     --------   ------
Earning Assets
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----

  Loans receivable(1)                               $  814,049      $54,305      8.89%      $  668,642     $43,058     8.59%
   Loans held for sale                                  64,335        3,745      7.76%         167,170       8,126     6.48%
   Mortgage-backed securities                          150,567        7,642      6.77%         135,323       6,598     6.50%
   FHLB stock                                           13,297          774      7.76%          11,019         631     7.64%
   Taxable investments(2)                               53,642        2,724      6.77%          69,201       3,370     6.49%
   Tax-exempt investment securities(2)                  73,672        4,219      7.64%          63,857       3,586     7.49%
   Interest earning deposits and federal funds          14,170          715      6.73%           2,146         124     7.70%
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
   Total interest earning assets                     1,183,732      $74,124      8.35%       1,117,358     $65,493     7.82%
Non-interest earning assets                             98,869                                 105,969
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
   Total assets                                     $1,282,601                              $1,223,327
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
Interest Bearing Liabilities
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
  Savings accounts                                  $   32,078      $   349      1.45%      $   35,639     $   483     1.81%
  Checking                                             107,013        2,522      3.14%         112,091       2,710     3.22%
  Money market                                          78,106        2,906      4.96%          86,177       2,513     3.89%
  Certificates of deposit                              561,713       26,419      6.27%         522,602      21,252     5.42%
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
    Total deposits                                     778,910       32,196      5.51%         756,509      26,958     4.75%
FHLB advances and other borrowings                     332,499       12,495      5.01%         283,650      10,271     4.83%
Trust preferred securities                              28,750        1,867      8.66%          28,750       1,867     8.66%
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
   Total interest bearing liabilities                1,140,159      $46,558      5.44%       1,068,909     $39,096     4.88%
Non-interest bearing deposits                           53,807                                  53,778
Non-interest bearing liabilities                        12,500                                  27,836
Stockholders' equity                                    76,135                                  72,804
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
   Total liabilities and equity                     $1,282,601                              $1,223,327
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----
Net interest rate spread                                            $27,566      2.91%                     $26,397     2.94%
Taxable-equivalent adjustment                                          (595)                                  (538)
Net interest income, actual                                         $26,971                                $25,859
Net interest earning assets/net interest margin     $   43,573                   3.10%      $   48,449                 3.15%
Interest earning assets as a percentage of
  interest bearing liabilities                          103.82%                                 104.53%
-----------------------------------------------     ----------     --------      -----      ----------     -------     ----

----------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income increased by $92,000 or 2.05% to $4,580,000 for the quarter ended December 31, 2000 from $4,488,000 for the same period last year. Non-interest income decreased by $2,742,000 or 17.10% to $13,290,000 for the nine months ended December 31, 2000 from $16,032,000 for the same period last year.

         Service charges increased $176,000 or 24.96% to $881,000 in the quarter ended December 31, 2000, compared to $705,000 in the same period one year ago. In addition, for the nine months ended December 31, 2000 service charges increased $671,000 or 36.41% to $2,514,000 compared to $1,843,000 for the same period last year. The increase in service fees is attributable to the introduction of new deposit products by the Bank that are designed to increase fees received from service charges.

         Mortgage production fees have traditionally been the largest component of non-interest income and such fees for the December 2000 quarter decreased $375,000 or 24.95% to $1,128,000 compared to $1,503,000 in the same period last year. For the nine months ended December 31, 2000, mortgage production fees decreased $2,055,000 or 35.77% to $3,690,000 compared to $5,745,000 for the same period last year. The decrease is primarily due to a decline in the volume of loans sold in the secondary market. The volume of loans sold in the secondary market decreased by $358,573,000 or 47.93% to $389,491,000 during the nine months ended December 31, 2000, from $748,064,000 during the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market. The margin received on loan sales fluctuates due to changes in the general interest rate environment.

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 DECEMBER 31,                DECEMBER 31,
(dollars in thousands)        2000          1999          2000          1999
                            --------      --------      --------      --------
[S]                         [C]           [C]           [C]           [C]

Mortgage production fees    $  1,128      $  1,503      $  3,690      $  5,745
Dollar volume sold          $137,350      $198,061      $389,491      $748,064
Margin earned                   0.82%         0.76%         0.95%         0.77%

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. Revenues from these sources increased by $358,000 or 20.16% to $2,134,000 for the quarter ended December 31, 2000 compared to $1,776,000 for the same period last year. Gains on the sales of real estate and real estate commissions increased $606,000 or 10.87% to $6,181,000 for the nine months ended December 31, 2000, compared to $5,575,000 for the same period last year. In the quarter ended December 31, 2000, $953,000 is attributable to the sale of acreage purchased for resale. Additionally, in the quarter ended September 30, 2000, $811,000 is attributable to the sale of
20.69 acres purchased in January 2000 and $544,000 is attributable to the sale of 6.15 acres purchased in January 2000. In the quarter ended June 30, 1999, $1,268,000 is attributable to the sale of the Company's Barnes and Noble Store. In the quarter ended September 30, 1999, $495,000 is attributable to the sale of 50.103 acres purchased and resold in August 1999. In addition, during the December quarter, 52 lots were sold compared to 94 lots in the same quarter last year. For the nine months ended December 31, 2000, 224 lots were sold compared to 206 lots for the same period last year.

         In the quarter ended March 31, 2000, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company, NextBill.com. It is the Company's intention to participate in the EBPP marketplace through its ownership in NextBill.com and services offered by its Internet site justrightbank.com. During the quarter ended December 31, 2000, the Company recorded a loss of $286,000 in connection with its investment in NextBill.com. Additionally, for the nine months ended December 31, 2000, the Company recorded a loss of $914,000 in connection with its investment.

         Gain on sales of fixed assets increased to $2,000 for the quarter ended December 31, 2000 versus no gain or loss for the same period last year. Gain on sales of fixed assets for the nine months ended December 31, 2000 decreased $122,000 or 69.32% to $54,000 from $176,000 in the same period one year ago. On September 25, 2000, the Company sold its branch location on Memorial Drive in DeKalb, County. The sale of the Memorial Drive branch location generated a gain of $59,000. The Company closed the Memorial Drive branch on June 30, 1999. Gain on sales of real estate acquired in settlement of loans decreased $44,000 or 75.86% to $14,000 in the December 2000 quarter from $58,000 during the same period one year ago. For the nine months ended December 31, 2000, gain on sales of real estate acquired in settlement of loans decreased $153,000 or 79.69% to $39,000 from $192,000 during the same period one year ago.

         Miscellaneous non-interest income increased $400,000 or 89.69% to $846,000 during the quarter ended December 31, 2000, from $446,000 for the same period last year. Miscellaneous non-interest income increased $221,000 or 13.44% to $1,865,000 during the nine months ended December 31, 2000, from $1,644,000 during the same period one year ago.

         On June 30, 1999, the Company sold its Towne Lake branch in Cherokee County. The sale of the Towne Lake deposits of $11,589,000 and branch location generated a gain of $673,000.

Non-Interest Expense

         Non-interest expense decreased by $62,000 or 0.61% to $10,044,000 for the quarter ended December 31, 2000 from $10,106,000 for the same period last year. In addition, for the nine months ended December 31, 2000, non-interest expense increased $700,000 or 2.25% to $31,856,000 from $31,156,000 for the same period last year.

         Salaries and employee benefits decreased $666,000 or 13.01% to $4,453,000 for the quarter ended December 31, 2000 from $5,119,000 for the same period last year. For the nine months ended December 31, 2000, salaries and employee benefits decreased $2,125,000 or 13.16% to $14,028,000 compared to $16,153,000 for the same period one year ago. This decrease is due to the Company's continuing strategic efforts to improve efficiency through a reduction of force. Occupancy expense decreased $95,000 or 7.02% to $1,259,000 in the quarter ended December 31, 2000 from $1,354,000 for the same period last year. Occupancy expense decreased $505,000 or 11.53% to $3,875,000 in the nine months ended December 31, 2000, from $4,380,000 for the same period last year. Data processing expenses increased $44,000 or 6.48% to $723,000 in the quarter ended December 31, 2000, from $679,000 for the same period last year. During the nine months ended December 31, 2000, data processing expense increased $215,000 or 10.52% to $2,259,000 from $2,044,000 for the same period one year ago. This increase is primarily attributable to enhancements associated with the Bank's Internet site, justrightbank.com and electronic banking services. Marketing expense increased $60,000 or 10.85% to $613,000 for the quarter ended December 31, 2000, from $553,000 for the same period last year. Marketing expense increased $198,000 or 11.99% to $1,850,000 for the nine months ended December 31, 2000 from $1,652,000 for the same period one year ago. Professional services expense increased $168,000 or 21.79% to $939,000 in the quarter ended December 31, 2000, from $771,000 in the same period last year. During the nine months ended December 31, 2000, professional services expense increased $1,217,000 or 75.73% to $2,824,000 from $1,607,000 during the same period last year. This increase is largely attributable to legal expenses incurred in connection with the Prime Lending lawsuits.

         During the quarter ended June 30, 2000, the Company recorded $1,142,000 in pre-tax charges related to the pending exit from its wholesale mortgage operation. These charges included: cost of the transaction, severance and termination related accruals, write-off of certain tangible assets with no ongoing benefit to the Company and certain termination fees. On December 29, 2000, the Company closed the sale of its wholesale mortgage banking operation to Coastal Capital Corp.

         Miscellaneous expenses increased $427,000 or 27.89% to $1,958,000 for the quarter ended December 31, 2000 from $1,531,000 for the same period last year. For the nine months ended December 31, 2000, miscellaneous expenses increased $709,000 or 14.37% to $5,643,000 compared to $4,934,000 for the same period last year. This increase is primarily attributable to marketing expenses associated with three of the Company's investments in real estate.

BALANCE SHEET ANALYSIS

Investment Securities

         During the nine months ended December 31, 2000, investment securities decreased to $257,508,000 from $271,808,000 and $268,330,000 at March 31, 2000 and December 31, 1999, respectively. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at December 31, 2000, was comprised of $51,862,000 of investment securities held to maturity at amortized cost compared to $61,164,000 and $63,214,000 at March 31, 2000 and December 31,1999, respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, investment securities available for sale had an estimated market value of $205,646,000 at December 31, 2000 compared to $210,644,000 and
$205,116,000 at March 31, 2000 and December 31, 1999, respectively. Investment securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $1,844,000 at December 31, 2000 versus a net unrealized loss of $7,477,000 at March 31, 2000 and $7,937,000 at December 31, 1999.

         In the quarter and for the nine months ended December 31, 2000 proceeds from the sale of debt securities were $24,552,000 resulting in a net realized loss of $139,000. In the prior year, the Company received proceeds from the sale debt securities in the quarter ended June 30, 1999 in the amount of $1,807,000 resulting in a net realized gain of $19,000.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at December 31, 2000, March 31, 2000 or December 31, 1999.

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:


INVESTMENT SECURITIES
------------------------------------------------------    -----------  ----------   ------------
                                                          DECEMBER 31,  March 31,   December 31,
(dollars in thousands)                                       2000         2000         1999
------------------------------------------------------    -----------  ----------   ------------

Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                   $  7,332     $ 11,406     $ 12,423
  Mortgage-backed securities                                 36,652       39,325       39,922
  Corporate bonds                                             2,964        4,958        4,950
  Other debt securities                                       4,914        5,475        5,919
------------------------------------------------------     --------     --------     --------
        Total                                              $ 51,862     $ 61,164     $ 63,214
------------------------------------------------------     --------     --------     --------
Securities Available for Sale:
  US Treasury and US Government Agencies                   $ 50,612     $ 50,219     $ 38,620
  Mortgage-backed securities                                102,078      106,778      109,693
  Corporate Bonds                                                --           --        2,002
  Equity securities - preferred stock                        11,193       11,144       11,056
  Other debt securities                                      41,763       42,503       43,745
------------------------------------------------------     --------     --------     --------
         Total                                             $205,646     $210,644     $205,116
------------------------------------------------------     --------     --------     --------
Total Investment Securities:
  US Treasury and US Government Agencies                   $ 57,944     $ 61,625     $ 51,043
  Mortgage-backed securities                                138,730      146,103      149,615
  Corporate bonds                                             2,964        4,958        6,952
  Equity securities - preferred stock                        11,193       11,144       11,056
  Other debt securities                                      46,677       47,978       49,664
------------------------------------------------------     --------     --------     --------
          Total                                            $257,508     $271,808     $268,330
------------------------------------------------------     --------     --------     --------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX


                                                  DEC. 31,      % OF GROSS    March 31,    % of Gross   Dec. 31,      % of Gross
                                                   2000         LOANS RECV      2000       Loans Recv     1999        Loans Recv
(dollars in thousands)                           ---------      ----------    --------     ----------   ---------     ----------

Real Estate - construction loans
    Construction                                 $220,383          24.74%     $236,003       25.50%     $224,670        27.12%

    Acquisition & Development                      97,275          10.92%      128,186       13.85%      105,433        12.73%
Real Estate - mortgage loans
    Non-Residential                                97,307          10.92%       80,982        8.75%       79,730         9.62%

    Residential                                   298,462          33.51%      325,948       35.22%      271,575        32.78%
    Home equity and second mortgages              100,986          11.34%       80,131        8.66%       76,542         9.24%
                                                 --------         ------      --------      ------      --------       ------
Total real estate loans                           814,413          91.43%      851,250       91.98%      757,950        91.49%
                                                 --------         ------      --------      ------      --------       ------
Other loans:
    Commercial                                     31,854           3.58%       29,499        3.19%       27,869         3.36%
    Mezzanine                                      18,902           2.12%       17,835        1.93%       13,462         1.63%
    Leases                                            165           0.02%          802        0.09%        1,073         0.13%
    Consumer and other                             25,460           2.85%       26,045        2.81%       28,099         3.39%
                                                 --------         ------      --------      ------      --------       ------
Total other loans                                  76,381           8.57%       74,181        8.02%       70,503         8.51%
                                                 --------         ------      --------      ------      --------       ------
Total gross loans receivable                      890,794         100.00%      925,431      100.00%      828,453       100.00%
                                                 --------         ------      --------      ------      --------       ------
    Undisbursed portion of loans in process      (100,862)                    (137,966)                 (121,082)
    Deferred fees and other
unearned                 income                     1,192                          600                       437
    Allowance for loan losses                     (11,428)                      (7,191)                   (7,288)
                                                 --------          -----      --------          -----   ---------      ------
Loans receivable, net                            $779,696                     $780,874                  $700,520
                                                 ========          =====      ========          =====   =========      ======


         The loan portfolio decreased $1,178,000 or 0.15% to $779,696,000 at December 31, 2000, compared to $780,874,000 at March 31, 2000 and increased $79,176,000 or 11.30% compared to $700,520,000 at December 31, 1999. The majority of loan growth from December 31, 1999 was in residential first mortgages, non-residential real estate loans and home equity loans.

         The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans. Additionally, EBCG has invested $18,902,000 as of December 31, 2000, in mezzanine financing loans. These loan categories decreased $6,514,000 or 1.09% to $592,167,000 at December 31, 2000 from $598,681,000 at March 31, 2000, and increased $36,362,000 or 6.54% from $555,805,000 at December 31, 1999. These loans represent 66.47% of gross loans receivable at December 31, 2000, compared to 64.69% and 67.09% March 31, 2000 and December 31, 1999, respectively. The mortgage-banking group originates single family residential mortgage loans, which are sold to investors. These loans are classified as loans held for sale pending receipt of investor funds. Loans held for sale increased $4,392,000 or 8.92% to $53,632,000 at December 31, 2000 from $49,240,000 at March 31, 2000 and decreased $62,221,000 or 53.71% from $115,853,000 at December 31, 1999.
Both groups contribute to the Company's portfolio of residential mortgage loans. Residential mortgage loans decreased $27,486,000 or 8.43% to $298,462,000 at December 31, 2000 from $325,948,000 at March 31, 2000 and increased $26,887,000 or 9.90% from $271,575,000 at December 31, 1999.

Non-Performing Assets

         Historically, loans were placed on non-accrual when payments have been in default for 90 days. At September 30, 2000, in accordance with regulatory guidelines, the Company elected to change the method used from number of days in default to number of payments when placing amortizing real estate loans on non-accrual. This change provides a more consistent method for placing loans on non-accrual by eliminating the volatility associated with the number of days in each month. Real estate loans are now placed on non-accrual when four payments are missed. All prior periods presented have been restated to reflect this change in method.

         At December 31, 2000, the Company had non-accrual loans of $14,953,000 compared to $8,604,000 at March 31, 2000 and $8,055,000 at December 31, 1999.
Interest income not recognized on non-accrual loans amounted to $647,000 and $387,000 for the same period last year. At December 31, 2000, $8,815,000 or 58.95% of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $7,004,000 or 81.40% at March 31, 2000 and $6,237,000
or 77.43% at December 31, 1999. Non-accrual construction loans grew to $2,883,000 or 19.28% at December 31, 2000, from $590,000 or 6.86% at March 31,
2000 and $801,000 or 9.94% at December 31, 1999. This increase in construction loans is attributable to nine relationships, with one borrower in the metro Atlanta area with ten loans in the amount of $681,000. Non-accrual non-residential loans increased to $2,341,000 or 15.66% at December 31, 2000, from $0 at March 31, 2000 and $50,000 or 0.62% at December 31, 1999. In
addition, at December 31, 2000, the Asset Classification Committee (the "ACC") identified $9,609,000 as potential problem loans as compared to $9,517,000 and $3,532,000 of potential problem loans at March 31, 2000 and December 31, 1999, respectively.

         At December 31, 2000, the Bank had one borrower located in the metro Atlanta area with three non-residential real estate loans totaling $2,241,000. Two of these loans were identified as non-accrual and one loan was identified as a potential problem. During the quarter ended September 30, 2000, the borrower filed for protection under a Chapter 11-reorganization of the Bankruptcy code. These loans were paid in full in February 2001.

         Additionally, at December 31, 2000, the Bank had three borrowers located in the metro Atlanta area with loans classified as potential problems totaling $7,375,000 or 76.75% of the potential problem loans. These loans were current at December 31, 2000. One line of credit for construction of single family homes in central Florida totaling $3,003,000 was identified as a potential problem loan due to operating problems experienced outside their primary market. This loan paid off in January 2001.

         One non-residential mortgage loan totaling $849,000 was identified as a potential problem due to a lack of current financial information and concerns regarding the borrower's cash flows. The loan is current and is performing in accordance with the terms of the note. One borrower has two commercial loans totaling $3,523,000 that were identified by the OTS as potential problem loans. These loans are current and are performing in accordance with the terms of the notes.

         The Company has entered an agreement to sell approximately $7,500,000 of non-accrual single-family residential mortgage loans. Sale of these loans and the $5,244,000 reduction in non-accrual and potential problem loans discussed above will significantly reduce the Company's non-performing assets. For information on related allowance for loan losses see Management's Discussion and Analysis of Financial Condition and Results of Operation - Allowance for Loan Losses.

         Real estate owned increased by $108,000 or 7.10% to $1,629,000 at December 31, 2000, from $1,521,000 at March 31, 2000 and $227,000 or 16.19%
from $1,402,000 at December 31, 1999. Total problem assets as a percent of total assets increased to 2.08% at December 31, 2000 from 1.58% at March 31, 2000 and 1.07% at December 31, 1999.

         The following table reflects non-accrual loans, potential problem loans, and real estate owned as of the dates indicated. Potential problem loans are those which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the ACC regardless of payment status.

NON-ACCRUAL ASSETS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED


                                                                   DEC.        Sept. 30,     June 30,     March 31,      Dec. 31,
(dollars in thousands)                                           31, 2000        2000          2000         2000           1999
-----------------------------------------------------------      --------      --------      --------     --------       -------
Non-accrual loans:
  Residential real estate-construction                           $ 2,883       $ 1,858       $ 1,195       $   590       $   801
  Residential real estate-mortgage                                 8,815         7,535         7,638         7,004         6,237
  Commercial real estate                                           2,341         2,698         2,525            --            50
  Commercial                                                         384           316           193           238           156
  Commercial leases                                                  119           119           119           234           119
  Consumer and other                                                 411           451           484           538           692
-----------------------------------------------------------      -------       -------       -------       -------       -------
    Total non-accrual                                             14,953        12,977        12,154         8,604         8,055
-----------------------------------------------------------      -------       -------       -------       -------       -------
Potential problem loans                                            9,609         9,356         5,091         9,517         3,532
-----------------------------------------------------------      -------       -------       -------       -------       -------
    Total non-accrual and problem loans                           24,562        22,333        17,245        18,121        11,587
-----------------------------------------------------------      -------       -------       -------       -------       -------
Real estate owned, net                                             1,629         1,725         1,600         1,521         1,402
-----------------------------------------------------------      -------       -------       -------       -------       -------
Total problem assets                                             $26,191       $24,058       $18,845       $19,642       $12,989
-----------------------------------------------------------      -------       -------       -------       -------       -------
Total problem assets/Total assets                                   2.08%         1.83%         1.48%         1.58%         1.07%
-----------------------------------------------------------      -------       -------       -------       -------       -------
Total problem assets/Loans receivable, net plus allowance           3.31%         3.01%         2.38%         2.49%         1.84%
-----------------------------------------------------------      -------       -------       -------       -------       -------
Allowance for loan losses/Total problem assets                     43.63%        32.05%        39.82%        36.61%        56.11%
-----------------------------------------------------------      -------       -------       -------       -------       -------

The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.



NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE


                                         Residential                                                                     % of Total
At December 31, 2000                  -------------------       Comm'l                                                       by
(dollars in thousands)                Const        Mtgs       R-Estate      Comm'l    Leases    Installment     Total     Location
----------------------------------    ------      ------      --------      ------    ------    -----------    -------    --------

Non-accrual:
  Atlanta, GA                         $1,600      $1,629       $2,341       $  384     $119         $411       $ 6,484     24.65%
  Augusta, GA                             --         364           --           --       --           --           364      1.38%
  Jacksonville, FL                       135         684           --           --       --           --           819      3.11%
  Savannah, GA                            --          88           --           --       --           --            88      0.33%
  Charlotte, NC                           --         141           --           --       --           --           141      0.54%
  Chattanooga                          1,148         685           --           --       --           --         1,833      6.97%
  All other locations                     --       5,224           --           --       --           --         5,224     19.86%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
     Total non-accrual                 2,883       8,815        2,341          384      119          411        14,953     56.84%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
Potential problem loans:
  Atlanta, GA                            496          73        1,756        4,133       --           --         6,458     24.55%
  Tampa, FL                               --          --        3,003           --       --           --         3,003     11.41%
  All other locations                    148          --           --           --       --           --           148      0.56%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
     Total potential problem loans       644          73        4,759        4,133       --           --         9,609     36.52%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
Real estate owned:
  Atlanta, GA                             15          32           --           --       --           --            47      0.18%
  Augusta, GA                             --          89           --           --       --           --            89      0.34%
  Hinesville, GA                         180          --           --           --       --           --           180      0.68%
  Aiken, SC                               66          --           --           --       --           --            66      0.25%
  All other locations                    471         894           --           --       --           --         1,365      5.19%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
   Total real estate owned(1)            732       1,015           --           --       --           --         1,747      6.64%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
   Total problem assets by type       $4,259      $9,903       $7,100       $4,517     $119         $411       $26,309    100.00%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------
% of total problem assets by  type                 16.19%       37.64%       26.99%   17.17%        0.45%         1.56%   100.00%
----------------------------------    ------      ------       ------       ------    -----         ----       -------    ------

----------
(1) Does not include allowance of $118,000: real estate owned, net, equals $1,629,000.

Loan Impairment

         Impaired loans amounted to $2,579,000 at December 31, 2000, an increase of $2,281,000 or 765.44% from $298,000 at March 31, 2000 and
$2,426,000 or 1585.62% from $153,000 at December 31, 1999. A loan is considered impaired when a loan is classified as non-accrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At December 31, 2000, March 31, 2000 and December 31, 1999, the valuation allowance related to these impaired loans was $429,000, $133,000 and $39,000, respectively, which is included in the allowance for loan losses as presented in the table on the following page. At December 31, 2000, March 31, 2000 and December 31, 1999, all impaired loans had a related loan loss allowance. During the nine months ended December 31, 2000, the Company charged-off $23,000 related to impaired loans. For the quarter and nine months ended December 31, 2000, the average recorded investment in impaired loans was $2,579,000 and $2,601,000 compared to $153,000 and $299,000 for the same periods a year ago. In February 2001, three impaired loans to one borrower in the amount of $2,241,000 paid off.

Allowance for Loan Losses

         During the December 2000 quarter, the Company recorded provision charges of $4,425,000 versus $200,000 in the same quarter last year. The increase is $3,700,000 more than the expense anticipated in the fiscal year business plan and resulted from a rise in the Company's non-performing and potential problem assets and the anticipated sale of non-performing loans. Approximately $1,800,000 of the loan loss provisions recorded during the December quarter are attributable to the sale. The Company expects to realize a pretax loss of approximately $1,800,000 during the quarter ended March 31, 2001 when the sale is completed and this loss will be charged to the allowance for loan losses.

         At December 31, 2000, allowances increased to 1.40% of average loans receivable, net, outstanding for the quarter and nine months ended December 31, 2000 compared to 1.04% and 1.09% for the same periods last year. The Company has steadily increased its provision expense through the first nine months of the fiscal year. Provision expense increased $150,000 or 50.0% to $450,000 in the first quarter and $200,000 or 66.67% to $500,000 in the 2nd quarter. During the quarter and nine months ended December 31, 2000, the Company charged-off loans in the amount of $832,000 and $1,661,000, respectively, compared to $347,000 and $1,226,000 for the same periods one year ago. The increase is primarily attributable to real estate mortgage and consumer loans. In the quarter and nine months ended December 31, 2000, net charge-offs represented 0.35% and 0.19% of average loans outstanding compared to 0.02% and 0.13% for the same periods last year. Loan loss allowances totaled $11,428,000 at December 31, 2000 compared to $7,191,000 and $7,288,000 at March 31, 2000 and
December 31, 1999, respectively. Loan loss allowances to total problem assets increased to 43.63% at December 31, 2000 from 36.61% at March 31, 2000 and decreased from 56.11% at December 31, 1999.

         An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Management believes that the allowances for losses on loans are adequate based upon management's evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. The following tables provide an analysis of the allowance for losses.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      DECEMBER 31,               DECEMBER 31,
-----------------------------------------------------------     --------      --------      --------      --------
(dollars in thousands)                                             2000         1999          2000           1999
-----------------------------------------------------------     --------      --------      --------      --------

Allowance for loan losses, beginning of quarter                 $  7,710      $  7,125      $  7,191      $  7,345
  Charge-offs:
    Real estate - construction                                         8            --            74            10
    Real estate - mortgage                                           351           103           569           220
    Consumer and other                                               457           205           993           676
    Commercial                                                        16            39            25           290
    Commercial leases                                                 --            --            --            30
-----------------------------------------------------------     --------      --------      --------      --------
        Total charge-offs                                            832           347         1,661         1,226
  Recoveries                                                         125           310           523           569
-----------------------------------------------------------     --------      --------      --------      --------
  Net charge-offs                                                    707            37         1,138           657
  Provision for loan losses                                        4,425           200         5,375           600
-----------------------------------------------------------     --------      --------      --------      --------
  Allowance for loan losses, end of quarter                     $ 11,428      $  7,288      $ 11,428      $  7,288
-----------------------------------------------------------     --------      --------      --------      --------
  Average loans receivable, net, outstanding for the period     $814,547      $700,911      $814,049      $668,642
-----------------------------------------------------------     --------      --------      --------      --------
  Ratio of net charge-offs to average loans receivable, net         0.35%         0.02%         0.19%         0.13%
-----------------------------------------------------------     --------      --------      --------      --------
  Allowances to average loans receivable, net                       1.40%         1.04%         1.40%         1.09%
-----------------------------------------------------------     --------      --------      --------      --------

Investment in Real Estate

         As a unitary thrift holding company, the Company is permitted to invest in real estate projects. The majority of the Company's investment in real estate is land to be developed or in process of development for residential subdivisions. In addition, the Company is also developing a condominium project. As of December 31, 2000, the Company has ownership interest in 11 real estate projects located in metropolitan Atlanta.

         On each real estate project, the Company capitalizes costs related to the purchase price of the land and the expenses associated with the development phase. Until the development phase is completed the investment and associated asset balance of the project increases. When development is completed and sales of lots or condominiums are closed, the Company's recorded investment in each project decreases. The Company's investment in real estate increased $16,578,000 or 36.88% to $61,534,000 from $44,956,000 at March 31, 2000 and
$25,945,000 or 72.90% from $35,589,000 at December 31, 1999.

         The increase in investment in real estate from March 31, 2000 is primarily attributable to an increase in funding commitments associated with the construction phase of the Company's high-rise condominium project, The Phoenix on Peachtree. In October 1999, the Company and an unaffiliated third party formed The Phoenix on Peachtree, LLC and purchased 0.90 acres of land in Fulton County, the city of Atlanta, Georgia. Construction of the condominiums is progressing as planned and currently there are contracts to sell 64.6% of the units. The Company has received a 10% non-refundable earnest money deposit associated with each contract.

         In January 2000, the Company and an unaffiliated third party formed Eagle White Columns Development, LLC and purchased 54 developed residential lots and 217 acres in Fulton County, Georgia, surrounding and fronting an existing award winning 18 hole Tom Fazio signature golf course. The LLC plans to develop the acreage into single-family residential lots. As of December

31, 2000, the Company has sold 41 lots from the previously developed inventory of 54 lots and 40 lots, which were developed from the acreage purchased.

         Additionally, in August 2000, the Company and an unaffiliated third party formed Fayetteville Village, LLC and purchased 110 acres of land in Fayette County, Georgia for the purpose of developing a mixed-use development. The LLC plans to develop 203 single-family residential lots, as well as sites for a day care, hotel and convention center, office center, commercial center and bank. As of December 31, 2000, the Company has completed the engineering process and will begin the development phase within the next 30 days.

         No new real estate development projects were approved during the quarter ended December 31, 2000.

         For information on the gain on the sale of real estate see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Income".

The following table reflects the individual projects' investment in real estate:

INVESTMENTS IN REAL ESTATE


                                                                                               % Change
                                                                                          Dec. 31, 2000 from
                                                DEC. 31,    March 31,     Dec. 31,       March 31,     Dec. 31,
(dollars in thousands)                            2000        2000         1999            2000          1999
--------------------------------------------    -------     ---------     --------       ---------     --------

  Union Hill, LLC                               $   674      $ 1,764      $ 1,938         (61.79)%      (65.22)%
  Rivermoore Park, LLC                            9,240        9,929       11,128          (6.94)%      (16.97)%
  Lebanon Road, LLC                                  --           --          755          --          (100.00)%
  Windsor Parkway Development, LLC                  360        1,805        3,494         (80.06)%      (89.70)%
  Johnson Road Development, LLC                   1,218        1,857        2,057         (34.41)%      (40.79)%
  Eagle Roswell Road Development, LLC                --           --        2,385          --          (100.00)%
  Eagle Hicks Lower Roswell Development, LLC         --           --           58          --          (100.00)%
  Riverside Road Development, LLC                 1,733        1,566        1,565          10.66%        10.73%
  The Phoenix on Peachtree, LLC                  22,087        4,134        2,931         434.28%       653.57%
  Eagle Mason Mill Development, LLC               9,772        8,262        8,050          18.28%        21.39%
  Eagle Timm Valley Development, LLC                 --        1,815           --        (100.00)%       --
  Eagle Acworth, LLC                                 --           --        1,228          --          (100.00)%
  Eagle Acworth II Development, LLC                 361          603           --         (40.13)%      100.00%
  Eagle Acworth III Development, LLC                 --        2,182           --        (100.00)%       --
  Eagle White Columns Development, LLC            8,493       11,039           --         (23.06)%      100.00%
  Eagle Atlanta Road Development, LLC             2,977           --           --         100.00%       100.00%
  Fayetteville Village, LLC                       4,619           --           --         100.00%       100.00%
--------------------------------------------    -------      -------      -------        -------       -------
    Total                                       $61,534      $44,956      $35,589          36.88%        72.90%
--------------------------------------------    -------      -------      -------        -------       -------

Deposits

         Deposits are the Company's primary funding source. Total deposits increased $128,555,000 or 16.70% to $898,507,000 from $769,952,000 at March 31,
2000 and $166,945,000 or 22.82% from 731,562,000 at December 31, 1999. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its 15 branches located in metro Atlanta and Internet banking site justrightbank.com. The increase in deposits was in both demand and time deposits. Demand deposits, including non-interest bearing, interest-bearing, savings and money market accounts increased $68,458,000 or 27.41% to $318,170,000 at December 31, 2000 compared to $249,712,000 at March
31, 2000 and increased $77,173,000 or 32.02% from $240,997,000 at December 31,
1999. Certificates of deposit increased $60,097,000 or 11.55% to $580,337,000 at December 31, 2000 from $520,240,000 at March 31, 2000 and $89,772,000 or
18.30% from $490,565,000 at December 31, 1999. The weighted average interest rate on deposits increased to 5.45% at December 31, 2000 from 4.62% and 4.76% at March 31, 2000 and December 31, 1999.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

DEPOSIT MIX

                                                            DEC. 31,      March 31,     Dec. 31,
(dollars in thousands)                                        2000          1999          2000
-------------------------------------------------------     --------      --------      --------

Demand deposits:
  Noninterest-bearing deposits                              $ 49,542      $ 53,085      $ 47,594
  Interest-bearing deposits                                  137,255        97,769        90,575
  Money market accounts                                      102,693        65,530        70,794
  Savings accounts                                            28,680        33,328        32,034
-------------------------------------------------------     --------      --------      --------
    Total demand deposits                                    318,170       249,712       240,997
-------------------------------------------------------     --------      --------      --------

Time deposits:
  Maturity one year or less                                  421,745       379,324       351,659
  Maturity greater than one year through two years            53,425        47,547        55,604
  Maturity greater than two years  through three years        45,696        46,039        32,145
  Maturity greater than three years                           59,471        47,330        51,157
-------------------------------------------------------     --------      --------      --------
    Total time deposits                                      580,337       520,240       490,565
-------------------------------------------------------     --------      --------      --------
               Total deposits                               $898,507      $769,952      $731,562
-------------------------------------------------------     --------      --------      --------


         The weighted average interest rate on time deposits at December 31, 2000, March 31, 2000 and December 31, 1999, was 6.44%, 5.67% and 5.46%,
respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:


(dollars in thousands)          THREE MONTHS ENDED       NINE MONTHS ENDED
                                   DECEMBER 31,             DECEMBER 31,
                               -------      ------      -------      -------
                                 2000        1999         2000        1999
                               -------      ------      -------      -------

Interest-bearing deposits      $   902      $  737      $ 2,522      $ 2,437
Money market accounts            1,309         728        2,906        2,433
Savings accounts                   110         132          349          476
Time deposits                    9,527       6,841       26,419       21,612
                               -------      ------      -------      -------
    Total                      $11,848      $8,438      $32,196      $26,958
                               -------      ------      -------      -------


Borrowings

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At December 31, 2000, advances were $175,000,000 compared to $292,500,000 at March 31, 2000 and $297,750,000 at December 31, 1999. At December 31, 2000, the weighted average interest rate on these borrowings decreased to 5.53% compared to 5.65% at March 31, 2000. In addition, EREA utilizes borrowings from third parties to fund real estate activities. Third party borrowings related to real estate activities increased $25,899,000 or 131.21% to $45,637,000 at December 31, 2000
from $19,738,000 at March 31, 2000. At December 31, 2000, the weighted average interest rate on third party borrowings related to real estate activities was 9.68% compared to 8.97% at March 31, 2000.

Liquidity and Capital Resources

Liquidity Management

         The Asset and Liability Committee ("ALCO") manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company's other primary funding source was provided by advances from the Federal Home Loan Bank. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings plans of all member savings institutions. Under current regulations, the Bank is required to maintain liquid assets of not less than 4% of the liquidity base at the end of the preceding calendar quarter. At December 31, 2000, the Company's liquidity ratio was 14.34%.

         At December 31, 2000, the Company had commitments to originate loans of approximately $19,992,000 and commitments to sell mortgage loans of approximately $20,500,000. The Company is committed to loan funds on unused variable rate lines of credit of $63,484,000 at December 31, 2000. In addition, the Company had issued $4,894,000 in letters of credit at December 31, 2000. The Company's funding sources for these commitments include loan repayments, deposits and FHLB advances.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, PrimeEagle. This business unit generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $248,664,000 or 38.70% to $393,883,000 for the nine months ended December 31, 2000, compared to $642,547,000 for the same period last year. The Company manages the funding requirements of these loans primarily with short-term advances from the FHLB and deposits.

Cash Flows from Operating Activities

         For the nine months ended December 31, 2000, cash provided by operating activities was $13,253,000 compared to $100,023,000 for the same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the nine months ended December 31, 2000, the Company originated $393,883,000 of loans held for sale and sold $389,491,000 of loans held for sale. This resulted in a $4,392,000 use of cash. This compares to the same period last year, when the Company originated $642,547,000 of loans held for sale and sold $748,064,000 of loans held for sale, resulting in a $105,517,000 source of cash.

Cash Flows from Investing Activities

         During the nine months ended December 31, 2000, the Company generated cash flows of $13,182,000 from investing activities compared to cash used of $96,215,000 for the same period last year. In the nine months ended December 31, 2000, loan originations, net of repayments used cash of $5,276,000 compared to $72,115,000 in the same period last year. During the nine months ended December 31, 2000, the Company purchased $24,818,000 in securities classified as available for sale. Comparatively, the Company purchased $35,791,000 in securities classified as available for sale and $9,884,000 in investment securities held to maturity in the same period last year. The Company generated cash flows from calls and maturities of investment securities held to maturity of $6,076,000 during the nine months ended December 31, 2000, compared to $9,107,000 in the same period last year. In addition, in the nine months ended December 31, 2000 the Company received proceeds from the sale of securities available for sale of $24,552,000 compared to $1,807,000 in the same period last year. Principal payments on securities available for sale and investment securities held to maturity were $14,387,000 and $3,486,000 during the nine months ended December 31, 2000. Principal payments on securities available for sale and investment securities held to maturity were $21,182,000 and $6,003,000 during the same period last year. During the nine months ended December 31, 2000, the Company invested an additional

$37,905,000 into real estate projects and received proceeds of $26,756,000. During the nine months ended December 31, 1999, the Company invested cash of $29,513,000 in real estate projects and received proceeds of $20,269,000.

Cash Flows from Financing Activities

         Cash used by financing activities during the nine months ended December 31, 2000, was $14,634,000 compared to $5,826,000 during the same period one year ago. Deposits increased by $128,555,000 during the nine months ended December 31, 2000, as compared to a decrease of $147,430,000 during the same period last year. The Company borrowed $401,204,000 from the FHLB and repaid $540,959,000 during the nine months, decreasing outstanding advances to $175,000,000. This compares to borrowings of $637,672,000 and repayments of $491,313,000 during the same period last year with outstanding advances of $297,750,000. The Company paid cash dividends to its shareholders of $2,706,000 and $2,669,000 for the nine months ended December 31, 2000 and 1999, respectively. In addition, pursuant to the Company's stock repurchase plan, the Company used cash of $811,000 to repurchase common stock during the nine months ended December 31, 1999.

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At December 31, 2000, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         In January 2001, the Board of Directors authorized management to execute a detailed plan to exit its retail mortgage banking business and construction lending activities from offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. The Company believes exiting these markets will provide for more consistent earnings from its core community banking operations. The decision to exit retail mortgage banking and construction lending outside of metropolitan Atlanta is expected to result in approximately $4,000,000 to $4,500,000 in associated one-time charges during the quarter ending March 31, 2001. The Bank expects to remain "well-capitalized" after these charges.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. During the year ended March 31, 2000 the Bank paid the Company cash dividends of $6,500,000. During the quarter ended June 30, 2000, the Company contributed capital of $1,000,000 to the Bank.


REGULATORY CAPITAL
------------------------------------   -------      -----       ----------       ----         -------      ----
                                       Actual                   Requirement                   Excess
(dollars in thousands)                 Amount         %            Amount         %           Amount        %
------------------------------------   -------      -----       ----------       ----         -------      ----

DECEMBER 31, 2000
RISK-BASED RATIOS:
  TIER 1 CAPITAL                       $70,203       9.25          $30,357       4.00         $39,846      5.25
  TOTAL CAPITAL                         79,052      10.42           60,714       8.00          18,338      2.42
TIER 1 LEVERAGE                         70,203       5.99           46,850       4.00          23,353      1.99
TANGIBLE EQUITY                         70,203       5.40           19,506       1.50          50,697      3.90
------------------------------------   -------      -----          -------       ----         -------      ----
March 31, 2000 Risk-based ratios:
  Tier 1 capital                       $69,061       9.12          $30,280       4.00         $38,781      5.12
  Total Capital                         75,794      10.01           60,559       8.00          15,235      2.01
Tier 1 leverage                         69,061       5.75           48,050       4.00          21,011      1.75
Tangible equity                         69,061       5.51           18,803       1.50          50,258      4.01
------------------------------------   -------      -----          -------       ----         -------      ----
December 31, 1999 Risk-based ratios:
  Tier 1 capital                       $70,229       9.55          $29,404       4.00         $40,825      5.55
  Total Capital                         77,146      10.49           58,808       8.00          18,338      2.49
Tier 1 leverage                         70,229       5.93           47,352       4.00          22,877      1.93
Tangible equity                         70,229       5.74           18,365       1.50          51,864      4.24
------------------------------------   -------      -----          -------       ----         -------      ----


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

         By Order of November 1, 2000, the trial court granted summary judgment in favor of Tucker Federal with respect to Plaintiffs' claims for punitive damages, holding that the only substantive claims of Plaintiffs remaining for trial are those founded on alleged breach of contract. The court also determined that genuine issues of material fact exist with respect to Tucker Federal's counterclaim against Plaintiffs. The case is presently on appeal.

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

                                        EAGLE BANCSHARES, INC.
                                             (Registrant)


Date:  February 14, 2000                /s/ Conrad J. Sechler, Jr.
Conrad J. Sechler, Jr.                  ---------------------------------------
                                        Chairman of the Board, President and
                                        Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date: February 14, 2000                 /s/ Richard B. Inman, Jr.
                                        ---------------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer



Date: February 14, 2000                 /s/ Conrad J. Sechler, Jr.
                                        ---------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President



Date: February 14, 2000                 /s/ Sheila E. Ray
                                        ---------------------------------------
                                            Sheila E. Ray
                                            Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                               INDEX OF EXHIBITS

Exhibit
Number              Description                                        Page No.
-------             -----------                                        --------

  11                Computation of per share earnings                     39