Form 10-Q/A
period 2000-06-30
EAGLE BANCSHARES INC
filed 2001-05-30
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QA

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

                          Index of Exhibits on Page 33

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-QA
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.  Financial Information

     Item 1. Financial Statements

           Consolidated Statements of Financial Condition at
           June 30, 2000 and March 31, 2000                                   3

           Consolidated Statements of Income -
           Three months ended June 30, 2000 and 1999                          4

           Consolidated Statements of Cash Flows -
           Three months ended June 30, 2000 and 1999                          5

           Notes to Consolidated Financial Statements                         7

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            15

PART II.   Other Information

           Item 1. Legal Proceedings                                         30

           Item 2. Changes in Securities                                     30

           Item 3. Defaults upon Senior Securities                           30

           Item 4. Submission of Matters to a Vote of Security Holders       30

           Item 5. Other Information                                         31

           Item 6. Exhibits and Reports on Form 8-K                          31

           Signatures                                                        32

           Index of Exhibits                                                 33

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                                            JUNE 30,       March 31,
(in thousands except per share data)                                          2000           2000
                                                                           -----------    -----------
                                     ASSETS
ASSETS:
Cash and amounts due from banks                                            $    24,378    $    28,572
Accrued interest receivable                                                      9,689          8,882
Securities available for sale                                                  205,174        210,644
Investment securities held to maturity                                          57,917         61,164
Loans held for sale                                                             78,926         49,240
Loans receivable, net                                                          784,223        780,874
Investments in real estate                                                      47,196         44,956
Real estate acquired in settlement of loans, net                                 1,600          1,521
Stock in Federal Home Loan Bank, at cost                                        14,695         14,665
Premises and equipment, net                                                     23,294         24,204
Deferred income taxes                                                            5,522          5,468
Other assets                                                                    20,145         14,881
                                                                           -----------    -----------
          Total assets                                                     $ 1,272,759    $ 1,245,071
                                                                           -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                   $   794,504    $   769,952
Federal Home Loan Bank advances and other borrowings                           355,072        362,372
Advance payments by borrowers for property taxes and insurance                   1,877          1,076
Guaranteed preferred beneficial interests in debentures (trust preferred
  securities)                                                                   28,750         28,750
Accrued expenses and other liabilities                                          18,682          8,450
                                                                           -----------    -----------
       Total liabilities                                                     1,198,885      1,170,600
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized and 6,238,935
  shares issued at June 30, and March 31, 2000                                   6,239          6,239
Additional paid-in capital                                                      39,518         39,518
Retained earnings                                                               44,450         44,563
Accumulated other comprehensive income                                          (8,076)        (7,477)
Employee Stock Ownership Plan note payable                                      (1,771)        (1,886)
Treasury stock, 601,800 shares at cost at June 30, and March 31, 2000           (6,486)        (6,486)
                                                                           -----------    -----------
       Total stockholders' equity                                               73,874         74,471
                                                                           -----------    -----------
       Total liabilities and stockholders' equity                          $ 1,272,759    $ 1,245,071
                                                                           -----------    -----------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                            Three Months Ended
                                                                           JUNE 30,    June 30,
(in thousands except per share data)                                         2000        1999
                                                                           --------    --------

INTEREST INCOME:
  Interest on loans                                                        $ 19,049    $ 16,817
  Interest on mortgage-backed securities                                      2,496       2,022
  Interest and dividends on securities and other interest-earning assets      2,448       2,487
                                                                           --------    --------
          Total interest income                                              23,993      21,326
                                                                           --------    --------

INTEREST EXPENSE:
  Interest on deposits                                                        9,483       9,669
  Interest on FHLB advances and other borrowings                              4,507       2,880
  Interest on long-term debt                                                    622         622
                                                                           --------    --------
          Total interest expense                                             14,612      13,171
                                                                           --------    --------

  Net interest income                                                         9,381       8,155
                                                                           --------    --------
PROVISION FOR LOAN LOSSES                                                       450         300
                                                                           --------    --------
          Net interest income after provision for loan losses                 8,931       7,855
                                                                           --------    --------

NONINTEREST  INCOME:
  Mortgage production fees                                                    1,241       2,782
  Gain on sales of investment in real estate                                  1,142       2,077
  Real estate commissions, net                                                  262         343
  Rental income                                                                --           165
  Service charges                                                               799         527
  Gain on sale of branch                                                       --           673
  Equity in loss in Nextbill.com                                               (348)       --
  Miscellaneous                                                                 613         942
                                                                           --------    --------
          Total noninterest income                                            3,709       7,509
                                                                           --------    --------

NONINTEREST  EXPENSES:
  Salaries and employee benefits                                              4,797       6,503
  Net occupancy expense                                                       1,335       1,522
  Data processing expense                                                       785         667
  Federal insurance premiums                                                     38         181
  Marketing expense                                                             636         669
  Professional services                                                         905         430
  Exit costs associated with disposal of wholesale lending group              1,002        --
  Miscellaneous                                                               1,952       1,719
                                                                           --------    --------
          Total noninterest expenses                                         11,450      11,691
                                                                           --------    --------

          Income before income taxes                                          1,190       3,673
INCOME TAX EXPENSE                                                              401       1,232
                                                                           --------    --------
NET INCOME                                                                 $    789    $  2,441
                                                                           --------    --------
EARNINGS PER COMMON SHARE - BASIC                                          $   0.14    $   0.44
EARNINGS PER COMMON SHARE - DILUTED                                        $   0.14    $   0.43
                                                                           --------    --------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
Three Months ended June 30,                                                           2000         1999
                                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $     789    $   2,441
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                               675          458
   Provision for loan losses                                                              450          300
   Loss on sale of real estate acquired in settlement of loans                           --             35
   Gain on sales of investment in real estate                                          (1,142)      (2,077)
   Loss (gain) on sales of premises and equipment                                           2           (1)
   Write off of impairment of fixed assets                                                479         --
   Gain on sale of branch                                                                --           (673)
   Amortization of restricted stock                                                      --             30
   Deferred income tax expense (benefit)                                                  313         (560)
   Proceeds from sales of loans held for sale                                         108,874      324,740
   Originations of loans held for sale                                               (138,560)    (299,960)
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                  (807)          75
     (Increase) decrease in other assets                                               (5,307)       1,302
     Increase in accrued expense and other liabilities                                 10,232        8,092
                                                                                    ---------    ---------
       Net cash (used in) provided by operating activities                            (24,002)      34,202
                                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities held to maturity                                 --         (9,884)
     Principal payments received on securities available for sale                       4,589        7,911
     Principle payments received on investment securities held to maturity              1,246        2,727
     Proceeds from calls and maturities of investment securities held to maturity       2,025        1,316
     Loan originations, net of repayments                                              (4,156)     (22,287)
     Proceeds from sale of real estate acquired in settlement of loans                    293          585
     Purchases of FHLB stock                                                           (1,545)      (4,971)
     Redemption of FHLB stock                                                           1,515        3,055
     Proceeds from sale of premises and equipment                                          38        1,666
     Purchases of premises and equipment, net                                            (365)      (2,090)
     Proceeds from sales of investments in real estate                                  4,665        9,985
     Additions to investments in real estate                                           (5,763)      (7,089)
                                                                                    ---------    ---------
       Net cash provided by (used in) investing activities                              2,542      (19,076)
                                                                                    ---------    ---------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Three Months ended June 30,                                               2000         1999
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                           $  32,958    $ (47,542)
  Net change in demand deposit accounts                                    (8,406)     (15,828)
  Payments related to sale of branch                                         --        (11,859)
  Repayment of FHLB advances and other borrowings                        (122,945)    (124,619)
  Proceeds from FHLB advances and other borrowings                        115,645      180,790
  Principal reduction of ESOP note payable                                    115           28
  Proceeds from the exercise of stock options                                --             45
  Cash dividends paid                                                        (902)        (891)
  Increase in advance payments from borrowings for
    Property taxes and insurance                                              801          238
                                                                        ---------    ---------
   Net cash provided by (used in) financing activities                     17,266      (19,638)
                                                                        ---------    ---------
   Net decrease in cash and cash equivalents                               (4,194)      (4,512)
Cash and cash equivalents at beginning of year                             28,572       27,839
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  24,378    $  23,327
                                                                        ---------    ---------
Supplemental disclosure of cash paid during period for:
   Interest                                                             $  14,453    $  14,434
                                                                        ---------    ---------
   Income taxes                                                         $    --      $      20
                                                                        ---------    ---------
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                    $     372    $     357
                                                                        ---------    ---------
   Dividends payable                                                    $     902    $     892
                                                                        ---------    ---------

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

D. Restatement of Certain Amounts

         In the quarter ended June 30, 2000, the Company accrued $1,142,000 in pre-tax charges related to exiting its wholesale mortgage operations. As a result of an accounting only review performed by the Securities and Exchange Commission, the Company has agreed to adjust the recognition of charges between the first three quarters of the Company's fiscal year 2001. The Company is also adjusting the balance sheet value of fixed assets related to the wholesale mortgage business to recognize the impairment of the assets at June 30, 2000. The anticipated impairment of fixed assets at the time of sale had been accrued in June 2000 with the balance sheet to be adjusted at the time of the sale.

         This amendment reflects an adjustment to the timing of the recognition of expenses associated with the sale of the wholesale mortgage business, which occurred on December 29, 2000. There is no net effect on annual earnings resulting from the amendment.

         The following tables reflect the original numbers as reported and as adjusted for the periods stated (dollars in thousands except per share data):

                                                                  Three months
June 30, 2000                                               As reported   As adjusted
-------------                                               -----------   -----------
Fixed assets                                                 $   23,772   $   23,294
Total assets                                                  1,273,237    1,272,759
Exits costs related to disposal of wholesale lending group        1,142        1,002
Net income before income taxes                                    1,050        1,190
Net income after income taxes                                       698          789
Earnings per common share - basic                                  0.12         0.14
Earnings per common share - diluted                          $     0.12   $     0.14

                                             Three months                    Six months
September 30, 2000                     As reported    As adjusted     As reported    As adjusted
------------------                     -----------    -----------     -----------    -----------
Fixed assets                           $    23,225    $    22,781     $    23,225    $    22,781
Total assets                             1,315,694      1,315,216       1,315,694      1,315,216
Exits costs related to disposal of
   wholesale lending group                    --             (325)          1,142            677
Net income before income taxes               3,350          3,676           4,400          4,866
Net income after income taxes                2,141          2,353           2,839          3,142
Earnings per common share - basic             0.38           0.42            0.50           0.56
Earnings per common share - diluted    $      0.38    $      0.41     $      0.50    $      0.56

                                               Three months                   Nine months
December 31, 2000                      As reported     As adjusted     As reported    As adjusted
-----------------                      -----------     -----------     -----------    -----------
Fixed assets                           $    22,244     $    22,244     $    22,244    $    22,244
Total assets                             1,257,453       1,257,453       1,257,453      1,257,453
Exits costs related to disposal of            --               465           1,142          1,142
   wholesale lending group
Net income before income taxes              (1,370)         (1,836)          3,030          3,030
Net income after income taxes                 (947)         (1,250)          1,892          1,892
Earnings per common share - basic            (0.17)          (0.22)           0.34           0.34
Earnings per common share - diluted    $     (0.17)    $     (0.22)    $      0.33    $      0.33

E. Disposal of Wholesale Lending Group

         In May 2000, after considering among other things, the historical profitability, trends in technology, declining margins, business prospects and exit costs, the Board of Directors authorized management to execute a detailed plan to exit the wholesale mortgage operation. This plan included informing personnel, retaining advisors, and determining the cost to dispose of the operation. In July, a buyer, e-Jumbo.com ("e-Jumbo") was identified and negotiations for the sale of this division were finalized. Because of this process, the Company determined that a loss would be incurred in exiting this business line. The Company estimated costs associated with the disposition of this line of business and accrued for those costs in the June quarter as the June close process was being completed. On July 27 the Company received a letter agreement with proposed acquisition terms from e-Jumbo. The letter agreement provided for e-Jumbo to assume the responsibility for lease payments on the space occupied by the wholesale mortgage group in Ponte Vedre, Florida and payment of $90,000 for the fixed assets utilized by the division, including such items as computers, desks, the telephone system, etc. This contract provides for a closing by August 18, 2000, contingent upon final negotiation of a Purchase and Sale Agreement that is satisfactory to both parties.

         During the quarter ended June 30, 2000, the Company recorded $1,002,000 in pre-tax charges related to exiting its wholesale mortgage operation. These charges included accruals of $135,000 in severance costs and $388,000 in contract termination fees. Following the approval of the exit plan at the Board of Directors meeting in May, management in the wholesale mortgage operation was notified. The Company entered into a separate agreement with one manager that provided terms for payment of an amount that approximated the pay out due under the manager's employment agreement. The accrual for contract termination fees includes remaining payments due on contracts, or contract cancellation payments, related to building leases, data processing and telecommunication. The contracts will have no future benefit to the Company upon disposal of the wholesale lending group. In addition, as a result of this plan, the Company evaluated the fixed assets to be disposed of and it was determined these assets had a book value of $569,000 and a fair value of $90,000. In accordance with SFAS 121, these fixed assets were written-down to their fair value during the June quarter and $479,000 in asset impairment costs was recorded.

         The following table shows the related charges:

(dollars in thousands)                         Pre-tax charges
----------------------                         ---------------
June 30, 2000
Accrued severance costs                              $ 135,000
Accrued contract termination fees                      388,000
Write-off fixed asset impairment                       479,000
                                                    ----------
  Total related charges                             $1,002,000
                                                    ----------

F. Earnings Per Share

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


COMPUTATION OF PER SHARE EARNINGS

(dollars in thousands except per share data)               THREE MONTHS ENDED
                                                       JUNE 30, 2000  June 30, 1999
                                                       -------------  -------------
Basic
-----

Net income                                                 $  789         $2,441
                                                           ------         ------

Average common shares                                       5,637          5,571
                                                           ------         ------

Earnings per common share - basic                          $ 0.14         $ 0.44
                                                           ------         ------

Diluted
-------

Net income                                                 $  789         $2,441
                                                           ------         ------

Average common shares - basic                               5,637          5,571
Incremental shares outstanding                                 38            129
                                                           ------         ------
Average common shares - diluted                             5,675          5,700
                                                           ------         ------

Earnings per common share - diluted                        $ 0.14         $ 0.43
                                                           ------         ------

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

         Comprehensive income for the first three months of fiscal year 2001 and 2000 is calculated as follows (in thousands):


                                                             JUNE 30, 2000   June 30, 1999
                                                             -------------   -------------
Unrealized loss, net, recognized in other
  accumulated comprehensive income:
    Before income tax                                            $  (967)        $(4,741)
    Income tax                                                      (368)         (1,799)
                                                                 -------         -------
Net of income tax                                                $  (599)        $(2,942)
                                                                 -------         -------

Amounts reported in net income:
  Gain on sales of securities available for sale                 $  --           $  --
  Net accretion on securities available for sale                     109              22
                                                                 -------         -------
  Reclassification adjustment                                        109              22
  Income tax expense                                                 (41)             (8)
                                                                 -------         -------
  Reclassification adjustment, net of tax                             68              14
                                                                 -------         -------
Amounts reported in other accumulated
Comprehensive income:
    Unrealized losses arising during the period, net of tax         (531)         (2,928)
    Less reclassification adjustment, net of tax                      68              14
                                                                 -------         -------
    Unrealized losses, net, recognized in other
      accumulated comprehensive income                              (599)         (2,942)
Net income                                                           789           2,441
                                                                 -------         -------
Total comprehensive income                                       $   190         $  (501)
                                                                 -------         -------

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

The results for each reportable segment are included in the following table (in thousands):


                                                               Real Estate
                                                   Mortgage    Development   Mezzanine
                                      Banking      Banking      And Sales    Financing     Other      Eliminations    Consolidated
                                    ----------   -----------   -----------   ---------   ---------    ------------    ------------

JUNE 30, 2000:
  NET INTEREST INCOME (EXPENSE)     $    8,773   $       242   $        (2)  $     736   $    (324)    $       (44)   $     9,381
  NONINTEREST (EXPENSE) INCOME          (5,362)       (2,318)          445        (459)        (91)             44         (7,741)
  DEPRECIATION ON PREMISES AND
    EQUIPMENT                              659            82            15        --             4            --              760
  INCOME TAX EXPENSE (BENEFIT)           1,122          (843)          177         111        (166)           --              401
  NET INCOME (LOSS)                      1,852        (1,246)          266         166        (249)           --              789
  PROVISION FOR LOAN LOSSES                437            13          --          --          --              --              450
  TOTAL ASSETS                       1,192,121        97,155        54,885      18,000       7,205         (96,607)     1,272,759
  EXPENDITURES FOR ADDITIONS TO
    PREMISES AND EQUIPMENT, NET            407             7          --          --          --              --              414
  TOTAL REVENUES FROM EXTERNAL
    CUSTOMERS                           23,131         2,504         1,396         406         265            --           27,702
  INTERSEGMENT REVENUES                  1,184            16            39          15         122          (1,376)          --

June 30, 1999:
  Net interest income (expense)     $    8,207   $       140   $       (89)  $     394   $    (463)    $       (34)   $     8,155
  Noninterest (expense) income          (4,817)       (1,443)        2,003          (8)         49              34         (4,182)
  Depreciation on premises and
    equipment                              548           130             7        --             4            --              689
  Income tax expense (benefit)           1,002          (523)          765         154        (166)           --            1,232
  Net income (loss)                      2,094          (786)        1,149         232        (248)           --            2,441
  Provision for loan losses                294             6          --          --          --              --              300
  Total assets                       1,177,254       240,598        33,363      16,120      13,703        (263,728)     1,217,310
  Expenditures for additions to
    premises and equipment, net          1,974           116          --          --          --              --            2,090
  Total revenues from external
    customers                           19.775         6.033         2,493         242         292            --           28,835
  Intersegment revenues                  3,734           153           123         196         265          (4,471)          --

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

         In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA

(in thousands except per share data)                                                              % Change
                                                             Quarter Ended                   June 30, 2000 from
                                                  JUNE 30,      March 31,     June 30,      March 31,    June 30,
For the quarter:                                    2000          2000          1999          2000         1999
                                                  --------      ---------     --------      ---------    --------
Net income                                       $      789    $    2,501    $    2,441       -68.45      -67.68
Per common share:
  Net income per common share - basic                  0.14          0.45          0.44       -68.89      -68.18
  Net income per common share - diluted                0.14          0.45          0.43       -68.89      -67.44
  Dividends declared                                   0.16          0.16          0.16         --          --
  Book value per share                                13.11         13.21         13.19        -0.76       -0.61
  Average common shares outstanding - basic           5,637         5,547         5,571         1.62        1.18
  Average common shares outstanding - diluted         5,675         5,600         5,700         1.34       -0.44
Profitability ratios: (%)
  Return on average assets                             0.25%         0.80%         0.80%      -68.75      -68.75
  Return on average equity                             4.30%        13.90%        13.26%      -69.06      -67.57
  Efficiency ratio                                    87.47%        72.25%        74.64%       21.07       17.19
  Net interest margin - taxable equivalent             3.28%         3.33%         2.99%       -1.50        9.70
  Equity to assets                                     5.80%         5.98%         6.04%       -3.01       -3.97
At quarter end:
  Loans held for sale                            $   78,926    $   49,240    $  196,590        60.29      -59.85
  Loans receivable, net                             784,223       780,874       645,147         0.43       21.56
  Allowance for loan losses                           7,504         7,191         7,251         4.35        3.49
  Assets                                          1,272,759     1,245,071     1,217,310         2.22        4.56
  Deposits                                          794,504       769,952       803,763         3.19       -1.15
  FHLB advances and other borrowings                355,072       362,372       277,723        -2.01       27.85
  Stockholders' equity                               73,874        74,471        73,527        -0.80        0.47

Overview

         The Company's net income for the first quarter of fiscal 2001, was $789,000 or $0.14 per diluted share, compared with $2,441,000 or $0.43 per diluted share for the first quarter of fiscal 2000.

         First quarter performance is below expectations due to a combination of factors including one- time charges, increased cost of funds and reduced returns from interest sensitive businesses. This decline is due primarily to a one-time charge totaling $1,002,000 due to the Company's exit from its wholesale mortgage operation. Net income would have been $1,440,000 or $0.25 per diluted share without the one-time charge.

         In July 2000, the Company entered into an agreement to sell its wholesale mortgage banking operation to e-Jumbo.com, based in Boston, Massachusetts, and expects the transaction to close by the August 18, 2000. The sale of the wholesale group allows management to concentrate on building the Company's community banking franchise in Atlanta as well as its Internet banking business. For further discussion see Note D, "Disposal of Wholesale Lending Group".

         Of the total $789,000 in net income or $0.14 per diluted share, the community banking operation accounted for $1,852,000 or $0.33 per diluted share; Eagle Real Estate Advisors, the real estate development and sales business, comprised $266,000 or $0.05 per diluted share; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $166,000 or $0.03 per diluted share; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $1,246,000 or $0.22 per diluted share. Other operations accounted for a loss of $249,000 or $0.05 per diluted share.

Segment Discussion

Mortgage Banking
         For the first quarter of fiscal 2001, the Company's mortgage banking operations resulted in losses of $1,246,000 or $0.22 per diluted share compared to losses of $786,000 or $0.14 per diluted share for the same quarter last year. After removing the effect of the $1,002,000 charge the loss would have been $595,000 or $0.10 per diluted share. The sale of the Company's wholesale mortgage banking group was executed as part of the strategy to exit commodity businesses. This strategy includes negotiating strategic alliances to reduce fixed expenses and interest rate risk associated with the origination and sale of mortgage loans.

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

Mezzanine Financing
         For the first quarter of fiscal 2001, Eagle Bancshares Capital Group generated income of $166,000 or $0.03 per diluted share, versus income of $232,000 or $0.04 per diluted share for the first quarter of fiscal 2000. The decline is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $348,000. NextBill.com is a company that provides electronic bill presentment and payment services. Eagle Bancshares Capital Group owns $3,000,000 of NextBill.com Series A preferred stock at June 30, 2000 and has warrants to purchase 1,300,000 shares of common stock in NextBill.com, Inc. which would give Eagle Bancshares Capital Group a 60% fully diluted ownership interest. At June 30, 2000, NextBill.com has 700,000 common shares issued and outstanding. Eagle Bancshares Capital Group has made no subsequent investments in NextBill.com since its initial investment in the quarter ended March 31, 2000.

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

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 2000 and 1999:

   AVERAGE BALANCE SHEET

Quarter ended June 30,                                               2000                                   1999
                                                     AVERAGE                    YIELD/      Average                   Yield/
(in thousands)                                       BALANCE       INTEREST      COST       Balance       Interest     Cost
Earning Assets:
  Loans receivable(1)                                  $815,929       $17,972     8.81%       $ 636,067     $13,594       8.55%
  Loans held for sale                                    55,799         1,077     7.72%         200,932       3,223       6.42%
  Mortgage-backed securities                            148,271         2,496     6.73%         127,165       2,022       6.36%
  FHLB stock                                             14,783           285     7.71%           9,130         171       7.49%
  Taxable investments(2)                                 55,156           867     6.29%          75,014       1,237       6.60%
  Tax-exempt investment securities(2)                    74,976         1,431     7.63%          67,436       1,270       7.53%
  Interest earning deposits                               4,080            66     6.47%           1,683          18       4.28%
------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                         1,168,994        24,194     8.28%       1,117,427      21,535       7.71%
------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                              91,120                                109,210
Total assets                                         $1,260,114                             $1,226,637
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings accounts                                     $ 33,723           125     1.48%       $ 37,426        $ 189       2.02%
------------------------------------------------------------------------------------------------------------------------------
  Checking                                               98,015           809     3.30%        126,980        1,035       3.26%
------------------------------------------------------------------------------------------------------------------------------
  Money market                                           63,648           673     4.23%         89,941          907       4.03%
  Certificates of deposit                               533,747         7,876     5.90%        551,911        7,538       5.46%
------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                        729,133         9,483     5.20%        806,258        9,669       4.80%
------------------------------------------------------------------------------------------------------------------------------
  FHLB advances and other borrowings                    357,697         4,507     5.04%        243,006        2,880       4.74%
  Guaranteed preferred beneficial
     interests in debentures                             28,750           622     8.65%         28,750          622       8.65%
------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    1,115,580        14,612     5.24%      1,078,014       13,171       4.89%
Non-interest bearing deposits                            54,779                                 53,088
Non-interest bearing liabilities                         16,359                                 21,924
Stockholders' equity                                     73,396                                 73,611
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                         $1,260,114                             $1,226,637
------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                              $ 9,582     3.04%                      $8,364       2.82%
Taxable-equivalent adjustment                                            (201)                                 (209)
Net interest income, actual                                           $ 9,381                                $8,155
Net interest earning assets/net interest
  margin                                               $ 53,414                   3.28%       $ 39,413                    2.99%
Interest earning assets as a percentage of
interest bearing liabilities                             104.79%                                103.66%
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

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                             Three Months Ended
(dollars in thousands)                           June 30,
                                         2000                 1999
                                      ------------------------------
Fees                                     $1,241               $2,782
Dollar volume sold                     $108,874             $324,740
Margin earned                              1.14%                0.86%

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

Non-Interest Expense
         Non-interest expense decreased by $241,000 or 2.06% to $11,450,000 for the first quarter of fiscal 2001 from $11,691,000 for the same period last year.

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

         During the first quarter of fiscal 2001, the Company recorded $1,002,000 in pre-tax charges related to exiting its wholesale mortgage operation. These charges included $135,000 in severance related accruals and $388,000 in contract termination fees. In addition, as a result of this plan, the Company identified fixed assets with a book value of $569,000 and a fair value of $90,000. In accordance with SFAS 121, these fixed assets were written-down to their fair value of $479,000 during the June quarter.

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

The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES
(in thousands)                                  JUNE 30,      March 31,      June 30,
                                                 2000           2000           1999
----------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies       $ 11,382       $ 11,406       $ 17,711
  Mortgage-backed securities                     38,511         39,325         41,350
  Corporate bonds                                 2,961          4,958          7,434
  Other debt securities                           5,063          5,475          7,701
----------------------------------------------------------------------------------------
        Total                                  $ 57,917       $ 61,164       $ 74,196
----------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies       $ 50,395       $ 50,219       $ 34,666
  Mortgage-backed securities                    103,605        106,778         87,818
  Corporate Bonds                                    --             --          2,012
  Equity securities - preferred stock            11,143         11,144         12,169
  Other debt securities                          40,031         42,503         55,265
----------------------------------------------------------------------------------------
         Total                                 $205,174       $210,644       $191,930
----------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies       $ 61,777       $ 61,625       $ 52,377
  Mortgage-backed securities                    142,116        146,103        129,168
  Corporate bonds                                 2,961          4,958          9,446
  Equity securities - preferred stock            11,143         11,144         12,169
  Other debt securities                          45,094         47,978         62,966
----------------------------------------------------------------------------------------
          Total                                $263,091       $271,808       $266,126
----------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX
                                               JUNE 30,     % OF GROSS    March 31,    % of Gross   June 30,    % of Gross
(in thousands)                                   2000       LOANS RECV       2000      Loans Recv     1999      Loans Recv
---------------------------------------------------------------------------------------------------------------------------
Real Estate loans:
    Construction                                $235,142         25.58%     $236,003       25.50%    $219,566       28.43%
    Acquisition & development                    110,743         12.05%      128,186       13.85%      88,989       11.52%
Real Estate mortgage loans:
    Non-residential                               88,718          9.65%       80,982        8.75%      59,986        7.77%
    Residential                                  322,317         35.06%      325,948       35.22%     276,436       35.79%
    Home equity and second mortgages              86,382          9.40%       80,131        8.66%      65,979        8.54%
---------------------------------------------------------------------------------------------------------------------------
Total real estate loans                         $843,302         91.74%     $851,250       91.98%    $710,956       92.05%
---------------------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                  $ 30,388          3.31%     $ 29,499        3.19%    $ 21,507        2.79%
    Mezzanine                                     18,763          2.04%       17,835        1.93%       6,728        0.87%
    Leases                                           463          0.05%          802        0.09%       2,575        0.33%
    Consumer and other                            26,281          2.86%       26,045        2.81%      30,600        3.96%
---------------------------------------------------------------------------------------------------------------------------
Total other loans                               $ 75,895          8.26%     $ 74,181        8.02%    $ 61,410        7.95%
---------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                    $919,197        100.00%     $925,431      100.00%    $772,366      100.00%
---------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans in process     (128,262)                   (137,966)                (119,937)
    Deferred costs/(fees) and other
     unearned income                                 792                         600                      (31)
    Allowance for loan losses                     (7,504)                     (7,191)                  (7,251)
---------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                           $784,223                    $780,874                 $645,147
---------------------------------------------------------------------------------------------------------------------------



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

Non-Performing Assets
         At June 30, 2000, total problem assets declined slightly to $20,428,000 compared to $20,751,000 at March 31, 2000. At June 30, 2000, the Company had non-accrual loans of $13,737,000 compared to $9,713,000 at March 31, 2000 and $8,826,000 at June 30, 1999. Interest income not recognized on non-accrual loans amounted to $473,000 during the first quarter of fiscal 2001, and $131,000 during the same period last year. At June 30, 2000, $9,221,000 or 67.13% of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $8,113,000 or 83.53% at March 31, 2000 and $7,657,000 or 86.76% at
June 30, 1999. Non-accrual construction loans grew to $1,195,000 at June 30, 2000, from $590,000 at March 31, 2000 and $273,000 at June 30, 1999. This
increase in non-accrual construction loans is attributable to eight relationships, all of which have balances below $370,000. Non-accrual non-residential loans increased to $2,525,000 at June 30, 2000, from $0 at March 31, 2000, because of a migration from the potential problem loan category at March 31, 2000, and $37,000 at June 30, 1999. In addition, at June 30, 2000, the Asset Classification Committee (the "ACC") identified $5,091,000 as potential problem loans compared to $9,517,000 and $2,902,000 of potential problem loans at March 31, 2000 and June 30, 1999.

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

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED

                                                                JUNE 30,   March 31,  June 30,
(dollars in thousands)                                           2000        2000      1999
                                                                ------------------------------
Non-accrual loans:
  Residential real estate-construction                           $1,195      $ 590     $ 273
  Residential real estate-mortgage                                9,221      8,113     7,657
  Commercial real estate                                          2,525          -        37
  Commercial                                                        193        238        54
  Commercial leases                                                 119        234       311
  Consumer and other                                                484        538       494
----------------------------------------------------------------------------------------------
Total non-accrual                                               $13,737     $9,713    $8,826
----------------------------------------------------------------------------------------------
Potential problem loans                                           5,091      9,517     2,902
----------------------------------------------------------------------------------------------
Total non-accrual and problem loans                              18,828     19,230    11,728
----------------------------------------------------------------------------------------------
Real estate owned, net                                            1,600      1,521     1,833
----------------------------------------------------------------------------------------------
Total problem assets                                            $20,428    $20,751   $13,561
----------------------------------------------------------------------------------------------
Total problem assets/Total assets                                 1.60%      1.67%     1.11%
----------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance         2.58%      2.63%     2.08%
----------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                   36.73%     34.65%    53.47%
----------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE
At June 30, 2000                       Residential
                                      ------------         Comm'l                                                       % of Total
(dollars in thousands)              Const       Mtgs      R-Estate     Comm'l      Leases   Installment      Total       Location
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                             $ 245     $ 1,141      $2,525         $193      $119          $484        $4,707       22.91%
Augusta                               450         852          --           --        --            --         1,302        6.34%
Jacksonville                          134         407          --           --        --            --           541        2.63%
Savannah                               --          42          --           --        --            --            42        0.20%
Charlotte                              --         651          --           --        --            --           651        3.17%
All other locations                   366       6,128          --           --        --            --         6,494       31.61%
----------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual               $1,195     $ 9,221      $2,525         $193      $119          $484       $13,737       66.86%
----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                               326          74       1,596        2,899        --            --         4,895       23.83%
Augusta                               196          --          --           --        --            --           196        0.95%
----------------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans     $522        $ 74      $1,596       $2,899        --            --       $ 5,091       24.78%
----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                15          42          76           --        --            --           133        0.65%
Augusta                                --         349          --           --        --            --           349        1.70%
Hinesville                            230          --          --           --        --            --           230        1.12%
Aiken                                  66          --          --           --        --            --            66        0.32%
All other locations                   296         642          --           --        --            --           938        4.57%
----------------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)         607       1,033          76           --        --            --         1,716        8.36%
----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type       $2,324     $10,328      $4,197       $3,092      $119          $484       $20,544      100.00%
----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type   11.31%      50.27%      20.43%       15.05%     0.58%         2.36%       100.00%
----------------------------------------------------------------------------------------------------------------------------------


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

Allowance for Loan Losses
         The Company set aside $450,000 and $300,000, respectively, of additional allowances for possible loan losses during the first quarters of fiscal 2001 and 2000. At June 30, 2000 and March 31, 2000, the allowance represented 0.92% of outstanding average loans receivable, net during the period. Net charge-offs during the first quarter of 2001, were $137,000 versus $397,000 during the quarter ended March 31, 2000. In the first quarter of 2001, net charge-offs represented 0.07% of outstanding average loans receivable, net, compared to 0.20% for the quarter ended March 31, 2000. Although charge-off experience continued to be favorable, management considered it prudent to increase the allowance for loan losses due to the increasing level of non-accrual loans. Loan loss allowances totaled $7,504,000, or 1369% of quarter-end annualized net charge-offs, and $7,191,000, or 453% of quarter-end annualized net charge-offs, at June 30, 2000 and March 31, 2000, respectively. Loan loss allowances to total problem assets increased to 36.73% at June 30, 2000 from 34.65% at March 31, 2000. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at June 30, 2000 was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the non-accrual and potential problem loans including the market value of collateral and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. For information on non-performing assets see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Non-Performing Assets".

          The following tables provide an analysis of the allowance for losses and percentage of coverage to net-charge-offs.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)                                            JUNE 30, 2000      March 31, 2000      June 30, 1999
                                                                  ------------------------------------------------------
Allowance for loan losses, beginning of quarter                           $ 7,191              $ 7,288           $ 7,345
  Charge-offs:
    Real estate - construction                                                  4                   18                --
    Real estate - mortgage                                                     82                  272                62
    Commercial                                                                  8                   18               247
    Commercial leases                                                          --                   --                 4
    Consumer and other                                                        251                  263               212
-------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                     345                  571               525
-------------------------------------------------------------------------------------------------------------------------
  Recoveries                                                                  208                  174               131
-------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                             137                  397               394
-------------------------------------------------------------------------------------------------------------------------
  Provision for loan losses                                                   450                  300               300
-------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses, end of quarter                               $ 7,504              $ 7,191           $ 7,251
-------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period              $815,929             $784,729          $636,067
-------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net                 0.07%                0.20%             0.25%
-------------------------------------------------------------------------------------------------------------------------
  Allowance to average loans receivable, net                                0.92%                0.92%             1.14%
-------------------------------------------------------------------------------------------------------------------------
  Allowance to annualized net charge-offs                                1369.34%              452.83%           460.09%
-------------------------------------------------------------------------------------------------------------------------



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

Deposits
         Deposits are the Company's primary funding source. Total deposits increased $24,552,000 or 3.19% to $794,504,000 from $769,952,000 at March 31,
2000. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its branches located in metro Atlanta and Internet banking site, justrightbank.com. The increase in deposits was in certificates of deposits, which increased $32,958,000 or 6.34% to $553,198,000 at June 30, 2000 from $520,240,000 at March 31, 2000. Demand deposits including non-interest bearing, interest bearing, savings, and money market accounts were 30.37% of the Company's deposits at June 30, 2000. The weighted average interest rate on deposits increased to 5.14% during the first quarter of fiscal 2001, from 4.62% and 4.80% during the March 31, 2000 and June 30, 1999 quarters, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                                        JUNE 30,       March 31,      June 30,
(in thousands)                                            2000            2000          1999

Demand deposits:
  Non-interest bearing deposits                          $51,477        $53,085       $41,881
  Interest bearing deposits                               94,957         97,769       118,231
  Money market accounts                                   62,042         65,530        72,050
  Savings accounts                                        32,830         33,328        35,859
    Total demand deposits                                241,306        249,712       268,021

Time deposits:
  Maturity one year or less                              405,714        379,324       391,939
  Maturity greater than one year through two years        49,467         47,547        56,122
  Maturity greater than two years through three years     46,567         46,039        59,091
  Maturity greater than three years                       51,450         47,330        28,590
    Total time deposits                                 $553,198       $520,240      $535,742
Total deposits                                          $794,504       $769,952      $803,763

         The weighted average interest rate on time deposits at June 30, 2000, March 31, 2000 and June 30, 1999 was 6.08%, 5.67% and 5.41%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                 JUNE 30,      March 31,       June 30,
 (in thousands)                  2000           2000           1999
 Interest-bearing deposits         $779           $735         $1,023
 Money market accounts              661            619            783
 Savings accounts                   125            122            189
 Time deposits                    7,918          7,184          7,674
 Total                           $9,483         $8,660         $9,669

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

Cash Flow from Operating Activities
         During the first quarter of fiscal 2001, cash used by operating activities was $24,002,000 compared to cash provided of $34,202,000 in the same quarter last year. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. In the first quarter of fiscal 2001, the Company originated $138,560,000 of loans held for sale and sold $108,874,000 of loans held for sale. This resulted in a $29,686,000 use of cash. This compares to the first quarter of fiscal 2000, when the Company originated $299,960,000 of loans held for sale and sold $324,740,000 of loans held for sale, resulting in a $24,780,000 source of cash.

Cash Flow from Investing Activities
         In the first quarter of fiscal 2001, cash provided from investing activities was $2,542,000 compared to cash used of $19,076,000 for the same period in the prior year. During the first quarter of fiscal 2001, loan originations, net of repayments used cash of $4,156,000 compared to $22,287,000 for the same quarter last year. During the first quarter of fiscal 2001, the Company made no security purchases. The Company purchased investment securities held to maturity of $9,884,000 during the first quarter of fiscal 2000. The Company generated cash flows from calls and maturities of investment securities held to maturity of $2,025,000. This compares to calls and maturities of investment securities held to maturity of $1,316,000 during the same quarter in the prior year. Principal repayments on investment securities held to maturity were $1,246,000 and principal repayments on securities available for sale were $4,589,000 during the first quarter of fiscal 2001. Comparatively, principal repayments on investment securities held to maturity were $2,727,000 and principal repayments on securities available for sale were $7,911,000 during the same quarter last year. In the first quarter of fiscal 2001, the Company invested additional funds of $5,763,000 in real estate projects and received proceeds of $4,665,000. During the same quarter last year, the Company invested cash of $7,089,000 in real estate projects and received $9,985,000 in proceeds.

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

REGULATORY CAPITAL

-----------------------------------------------------------------------------------------------------------
                                              Actual               Requirement                  Excess
(in thousands)                          Amount         %         Amount       %          Amount         %
-----------------------------------------------------------------------------------------------------------
JUNE 30, 2000
RISK-BASED RATIOS:
  TIER 1 CAPITAL                       $70,669       9.18%      $30,790     4.00%       $39,879     5.18%
  TOTAL CAPITAL                         77,223      10.03%       61,581     8.00%        15,642     2.03%
TIER 1 LEVERAGE                         70,669       5.82%       48,573     4.00%        22,096     1.82%
TANGIBLE EQUITY                         70,669       5.61%       18,902     1.50%        51,767     4.11%
-----------------------------------------------------------------------------------------------------------
March 31, 2000
   Tier 1 capital                      $69,061       9.12%      $30,280     4.00%       $38,781     5.12%
   Total capital                        75,794      10.01%       60,559     8.00%        15,235     2.01%
 Tier 1 leverage                        69,061       5.75%       48,050     4.00%        21,011     1.75%
 Tangible equity                        69,061       5.51%       18,803     1.50%        50,258     4.01%
-----------------------------------------------------------------------------------------------------------
June 30, 1999
   Tier 1 capital                      $71,128       9.98%      $28,012     4.00%       $43,116     5.98%
   Total capital                        78,070      10.96%       56,024     8.00%        22,046     2.96%
Tier 1 leverage                         71,128       5.92%       48,421     4.00%        22,707     1.92%
Tangible equity                         71,128       5.80%       19,951     1.50%        51,177     4.30%
-----------------------------------------------------------------------------------------------------------

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


ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (11) Computation of per share earnings

                  (27) Restated Financial Data Schedule (for SEC use only)

                  Reports on Form 8-K
                  None

                                                     SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EAGLE BANCSHARES, INC.
                                            (Registrant)


Date:  May 30, 2001                         /s/ Conrad J. Sechler, Jr.
                                            ------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, President and
                                            Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  May 30, 2001                         /s/Richard B. Inman, Jr.
                                            -----------------------------------
                                            Richard B. Inman, Jr.
                                            Director, Secretary and Treasurer




Date:  May 30, 2001                         /s/ Conrad J. Sechler, Jr.
                                            -----------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President




Date:  May 30, 2001                         /s/ Sheila E. Ray
                                            -----------------------------------
                                            Sheila E. Ray
                                            Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS


Exhibit
Number                     Description                                             Page No.
-------                    -----------                                             --------

11                         Computation of per share earnings                         34
27                         Restated Financial Data Schedule (for SEC use only)