Form 10-Q/A
period 2000-09-30
EAGLE BANCSHARES INC
filed 2001-05-30
CIK 783604

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

                            Index of Exhibits on Page 38

                   EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                  FORM 10-QA
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                               Page
                                                                              Number
PART I.     FINANCIAL INFORMATION

     Item 1.Financial Statements

            Consolidated Statements of Financial Condition
            at September 30, 2000 and March 31, 2000 .......................    3

            Consolidated Statements of Income at Three and
            Six Months ended September 30, 2000 and 1999 ...................    4

            Consolidated Statements of Cash Flows at Six
            Months ended September 30, 2000 and 1999 .......................    5

            Notes to Consolidated Financial Statements .....................    7

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................    16

PART II.    OTHER INFORMATION

     Item 1.Legal Proceedings .............................................    35

     Item 2.Changes in Securities .........................................    35

     Item 3.Defaults upon Senior Securities ...............................    35

     Item 4.Submission of Matters to a Vote of Security Holders ...........    36

     Item 5.Other Information .............................................    36

     Item 6.Exhibits and Reports on Form 8-K ..............................    36

            Signatures ....................................................    37

            Index of Exhibits .............................................    38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


                                                                       SEPTEMBER 30,   March 31,
(dollars in thousands except per share data)                              2000          2000
ASSETS:
  Cash and amounts due from banks                                   $    29,777      $    28,572
  Accrued interest receivable                                            10,430            8,882
  Securities available for sale                                         214,316          210,644
  Investment securities held to maturity                                 56,565           61,164
  Loans held for sale                                                    91,522           49,240
  Loans receivable, net                                                 791,670          780,874
  Investment in real estate                                              57,891           44,956
  Real estate acquired in settlement of loans, net                        1,725            1,521
  Stock in Federal Home Loan Bank, at cost                               13,295           14,665
  Premises and equipment, net                                            22,781           24,204
  Deferred income taxes                                                   4,261            5,468
  Other assets                                                           20,983           14,881
                                                                    ----------------------------
          Total assets                                              $ 1,315,216      $ 1,245,071
                                                                    ----------------------------
LIABILITIES:
  Deposits                                                          $   843,518      $   769,952
  Federal Home Loan Bank advances and other borrowings                  337,555          362,372
  Advance payments by borrowers for property taxes and
  insurance                                                               1,444            1,076
  Guaranteed preferred beneficial interests in debentures
  (trust preferred Securities)                                           28,750           28,750
  Accrued expenses and other liabilities                                 26,191            8,450
                                                                    ----------------------------
          Total liabilities                                           1,237,458        1,170,600
                                                                    ----------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 25,000,000 shares authorized,
    6,238,935 shares issued at September 30, and March 31, 2000           6,239            6,239
  Additional paid-in capital                                             39,518           39,518
  Retained earnings                                                      45,901           44,563
  Accumulated other comprehensive income                                 (5,643)          (7,477)
  Employee Stock Ownership Plan note payable                             (1,771)          (1,886)
  Treasury stock, 601,800 shares at cost, at September 30,               (6,486)          (6,486)
     and March 31, 2000                                             ----------------------------
          Total stockholders' equity                                     77,758           74,471
                                                                    ----------------------------
          Total liabilities and stockholders' equity                $ 1,315,216      $ 1,245,071
                                                                    ----------------------------


EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                            THREE MONTHS ENDED SIX MONTHS ENDED
(dollars in thousands except per share data)                              SEPTEMBER 30,            SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------
                                                                     2000           1999         2000         1999
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest on loans                                                $ 19,880      $ 16,948     $ 38,929      $ 33,765
  Interest on mortgage-backed securities                              2,506         2,151        5,002         4,173
  Interest and dividends on securities and other
    interest-earning assets                                           2,421         2,340        4,869         4,827
--------------------------------------------------------------------------------------------------------------------
          Total interest income                                      24,807        21,439       48,800        42,765
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                               10,865         8,851       20,348        18,520
  Interest on FHLB advances and other borrowings                      4,248         3,448        8,755         6,328
  Interest on long-term debt                                            623           623        1,245         1,245
--------------------------------------------------------------------------------------------------------------------
          Total interest expense                                     15,736        12,922       30,348        26,093
--------------------------------------------------------------------------------------------------------------------
  Net interest income                                                 9,071         8,517       18,452        16,672
PROVISION FOR LOAN LOSSES                                               500           100          950           400
--------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                8,571         8,417       17,502        16,272
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Mortgage production fees                                            1,321         1,460        2,562         4,242
  Gain on sales of investment in real estate                          2,383         1,176        3,525         3,253
  Real estate commissions, net                                          260           203          522           546
  Rental income                                                          --            --           --           165
  Service charges                                                       834           527        1,633         1,138
  Gain on sales of investment securities available for sale              --            19           --            19
  Gain on sales of fixed assets                                          54           176           52           176
  Gain on sales of real estate acquired in settlement of loans           25            99           25           134
  Gain on sale of branch                                                 --            --           --           673
  Equity in loss in NextBill.com                                       (280)           --         (628)           --
  Miscellaneous                                                         404           751        1,019         1,198
--------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                   5,001         4,411        8,710        11,544
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
  Salaries and employee benefits                                      4,778         4,907        9,575        11,034
  Net occupancy expense                                               1,281         1,504        2,616         3,026
  Data processing expense                                               751           698        1,536         1,365
  Federal insurance premium                                              98           106          136           287
  Marketing expense                                                     601           430        1,237         1,099
  Professional services                                                 980           406        1,885           836
  Exit costs associated with disposal of wholesale
    lending group                                                      (325)           --          677            --
  Miscellaneous                                                       1,732         1,684        3,684         3,403
--------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                                 9,896         9,735       21,346        21,050
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                          3,676         3,093        4,866         6,766
INCOME TAX EXPENSE                                                    1,323           846        1,724         2,078
--------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                       $  2,353      $  2,247     $  3,142      $  4,688
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                  $   0.42      $   0.40     $   0.56      $   0.84
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - DILUTED                                $   0.41      $   0.40     $   0.55      $   0.83
--------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Six Months ended
                                                                                  September 30,
(dollars in thousands)                                                           2000       1999
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   3,142      $   4,688
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation, amortization and accretion                                     1,369          1,128
  Provision for loan losses                                                      950            400
  Provision for losses on real estate acquired in settlement of loans             25             50
  (Gain)/loss on sales of securities available for sale                           --            (19)
  (Gain)/loss on sales of real estate acquired in settlement of loans            (25)          (134)
  Gain on sales of investment in real estate                                  (3,525)        (3,253)
  Gain on sales of premises and equipment                                        (52)          (176)
  Write off impairment of fixed assets                                           479             --
  Gain on sale of branch                                                          --           (673)
  Amortization of restricted stock                                                --             50
  Deferred income tax (benefit)/expense                                          226           (358)
  Proceeds from sales of loans held for sale                                 252,141        586,003
  Originations of loans held for sale                                       (294,423)      (513,452)
Changes in assets and liabilities:
  (Increase) decrease in accrued interest receivable                          (1,548)            29
  (Increase) decrease in other assets                                          (6186)         1,813
  Increase (decrease) in accrued expense and other liabilities                17,741        (10,683)
---------------------------------------------------------------------------------------------------
       Net cash (used in) provided by operating activities                   (29,686)        65,413
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                 (9,869)       (20,860)
   Proceeds from sales of securities available for sale                           --          1,807
   Purchases of investment securities held to maturity                            --         (9,884)
   Principal payments received on securities available for sale                9,175         14,787
   Principal payments received on investment securities held to
     maturity                                                                  2,590          4,701
   Proceeds from calls and maturities of securities available for sale            --             --
   Proceeds from calls and maturities of investment securities held
     to maturity                                                               2,053          9,067
   Loan originations, net of repayments                                      (12,505)       (42,742)
   Proceeds from sale of real estate acquired in settlement of loans             570            976
   Purchases of FHLB stock                                                    (3,430)        (9,307)
   Redemption of FHLB stock                                                    4,800          6,008
   Proceeds from sales of premises and equipment, net                            252          2,018
   Purchase of premises and equipment                                           (763)        (3,825)
   Additions to investment in real estate                                    (24,414)       (11,384)
   Proceeds from sales of investment in real estate                           15,004         15,014
---------------------------------------------------------------------------------------------------
       Net cash used in investing activities                               $ (16,537)     $ (43,624)
---------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)


                                                                  Six Months ended
                                                                     September 30,
(dollars in thousands)                                           2000           1999
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                 $  61,826      $ (77,198)
  Net change in demand deposit accounts                          11,740        (17,665)
  Payments related to sale of branch                                 --        (11,859)
  Repayment of FHLB advances and other borrowings              (380,058)      (308,355)
  Proceeds from FHLB advances and other borrowings              355,241        385,750
  Principal reduction of ESOP debt                                  115             92
  Proceeds from exercise of stock options                            --             (9)
  Retirement of restricted stock                                     --            (50)
  Cash dividends paid                                            (1,804)        (1,783)
  Decrease in advance payments from borrowings for
    property taxes and insurance                                    368           (374)
--------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities           47,428        (31,451)
--------------------------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                      1,205         (9,662)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                28,572         27,839
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  29,777      $  18,177
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
   Interest                                                   $  29,619      $  27,474
   Income taxes                                                     200             20
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
        ACTIVITIES:
   Acquisition of real estate in settlement on loans                861            470
   Loans made to finance real estate acquired in
        settlement of loans                                          87             --
   Loans made to finance sales of investments in real
        estate                                                       --            325
   Dividends payable                                                902            890
--------------------------------------------------------------------------------------

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

      The following tables reflect the original numbers as reported and as adjusted for the periods stated (dollars in thousands except per share data):

                                                                            Three months
June 30, 2000                                                    As reported      As adjusted
---------------------------------------------------------------------------------------------
Fixed assets                                                      $   23,772       $   23,294
Total assets                                                       1,273,237        1,272,759
Exits costs related to disposal of  wholesale lending group            1,142            1,002
Net income before income taxes                                         1,050            1,190
Net income after income taxes                                            698              789
Earnings per common share  - basic                                      0.12             0.14
Earnings per common share - diluted                               $     0.12       $     0.14

                                                     Three months                       Six months
September 30, 2000                         As reported       As adjusted      As reported     As adjusted
---------------------------------------------------------------------------------------------------------
Fixed assets                             $    23,225      $    22,781       $    23,225      $    22,781
Total assets                               1,315,694        1,315,216         1,315,694        1,315,216
Exits costs related to disposal of
   wholesale lending group                        --             (325)            1,142              677
Net income before income taxes                 3,350            3,676             4,400            4,866
Net income after income taxes                  2,141            2,353             2,839            3,142
Earnings per common share  - basic              0.38             0.42              0.50             0.56

Earnings per common share - diluted      $      0.38      $      0.41       $      0.50      $      0.56



                                                         Three months                      Nine months
December 31, 2000                               As reported       As adjusted      As reported    As adjusted
------------------------------------------------------------------------------------------------------------
Fixed assets                                      $  22,244        $  22,244       $  22,244       $  22,244
Total assets                                      1,257,453        1,257,453       1,257,453       1,257,453
Exits costs related to disposal of
   wholesale lending group                                -              465           1,142           1,142
Net income before income taxes                       (1,370)          (1,836)          3,030           3,030
Net income after income taxes                          (947)          (1,250)          1,892           1,892
Earnings per common share  - basic                    (0.17)           (0.22)           0.34            0.34
Earnings per common share - diluted             $     (0.17)       $   (0.22)       $   0.33        $   0.33

E.  Disposal of Wholesale Lending Group

         In May 2000, after considering among other things, the historical profitability, trends in technology, declining margins, business prospects and exit costs, the Board of Directors authorized management to execute a detailed plan to exit the wholesale mortgage operation. This plan included informing personnel, retaining advisors, and determining the cost to dispose of the operation. . In July, a buyer, e-jumbo.com ("e-jumbo") was identified and negotiations for the sale of this division were finalized. Because of this process, the Company determined that a loss would be incurred in exiting this business line. The Company estimated costs associated with the disposition of this line of business and accrued for those costs in the June quarter as the June close process was being completed. On July 27 the Company received a letter agreement with proposed acquisition terms from e-jumbo. The letter agreement provided for e-jumbo to assume the responsibility for lease payments on the space occupied by the wholesale mortgage group in Ponte Vedre, Florida and payment of $90,000 for the fixed assets utilized by the division, including such items as computers, desks, the telephone system, etc. This contract provides for a closing by August 18, 2000, contingent upon final negotiation of a Purchase and Sale Agreement that is satisfactory to both parties.

      During the quarter ended June 30, 2000, the Company recorded $1,002,000 in pre-tax charges related to exiting its wholesale mortgage operation. These charges included accruals of $135,000 in severance costs and $388,000 in contract termination fees. Following the approval of the exit plan at the Board of Directors meeting in May, management in the wholesale mortgage operation was notified. The Company entered into a separate agreement with one manager that provided terms for payment of an amount that approximated the pay out due under the manager's employment agreement. The accrual for contract termination fees includes remaining payments due on contracts, or contract cancellation payments, related to building leases, data processing and telecommunications. The contracts will have no future benefit to the Company upon disposal of the wholesale lending group. In addition, as a result of this plan, the Company evaluated the fixed assets to be disposed of and it was determined these assets had a book value of $569,000 and a fair value of $90,000. In accordance with SFAS 121, these fixed assets were written-down to their fair value during the June quarter and $479,000 in asset impairment costs was recorded

         On October 6, 2000, e-Jumbo terminated the agreement because they were unable to arrange necessary financing. Currently management is negotiating the sale of the operation to other purchasers; however, there are no binding agreements for such sale at this time. Therefore, the Company reversed the accrual of $523,000 at the end of September 2000.

         During the quarter ended September 30, 2000, Company recorded expenses of $198,000 in connection with the disposal of the wholesale lending group. These expenses included $148,000 in contract termination fees and $50,000 in transaction costs. For the six months ended September 30, 2000, charges related to the disposal of the wholesale lending group were $677,000, after the reversal of the $523,000 in related accruals recorded in the June 30, 2000 quarter.

         The following table shows the reconciliation of charges related to the disposal of the wholesale lending group as of September 30, 2000:


(dollars in thousands)
------------------------------------------------------------------------
Three months ended June 30, 2000                         Pre-tax charges
Accrual severance costs                                     $    135,000
Accrual contract termination fees                                388,000
Write-off fixed asset impairment                                 479,000
------------------------------------------------------------------------
  Total expenses recorded at June 30, 2000                     1,002,000
------------------------------------------------------------------------
Three months ended September 30, 2000
Reverse accrual severance costs                                (135,000)
Reverse accrual contract termination fees                      (388,000)
Contract termination costs                                       148,000
Transaction costs                                                 50,000
------------------------------------------------------------------------
   Total expenses recorded at September 30, 2000            $    677,000
------------------------------------------------------------------------

F. Computation Of Per Share Earnings

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

(dollars in thousands except per share data)               THREE MONTHS ENDED
                                                   SEPT. 30, 2000   Sept. 30, 1999
                                                   -------------------------------
Basic
-----
Net income                                              $2,353           $2,247
                                                   ----------------------------
Average common shares                                    5,637            5,560
                                                   ----------------------------
Earnings per common share - basic                       $ 0.42           $ 0.40
                                                   ----------------------------
Diluted
-------
Net income                                              $2,353           $2,247
                                                   ----------------------------
Average common shares - basic                            5,637            5,560
Incremental shares outstanding                              33              117
Average common shares - diluted                          5,670            5,677
                                                   ----------------------------
Earnings per common share - diluted                     $ 0.41           $ 0.40
                                                   ----------------------------

         Below is a reconciliation for the six month periods ended September 30, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.


 (dollars in thousands except per share data)                                   SIX MONTHS ENDED
                                                                     SEPT. 30, 2000       Sept. 30, 1999
                                                                     -----------------------------------
Basic
-----
Net income                                                              $     3,142          $     4,688
                                                                     -----------------------------------
Average common shares                                                         5,637                5,560
                                                                     -----------------------------------
Earnings per common share - basic                                        $     0.56           $     0.84
                                                                     -----------------------------------
Diluted
-------
Net income                                                              $     3,142          $     4,688
                                                                     -----------------------------------
Average common shares - basic                                                 5,637                5,560
Incremental shares outstanding                                                   35                  120
Average common shares - diluted                                               5,672                5,680
                                                                     -----------------------------------
Earnings per common share - diluted                                      $     0.55           $     0.83
                                                                     -----------------------------------

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

         Comprehensive income for the three and six month period ended September 30, 2000 and 1999 is calculated as follows:


(dollars in thousands)                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        ---------------------------------------------------------
                                                                        SEPT. 30,    Sept. 30,           SEPT. 30,     Sept. 30,
                                                                          2000          1999               2000           1999
                                                                        ---------------------------------------------------------
Unrealized gains (losses), net, recognized in other accumulated comprehensive income:
  Before income tax                                                      $ 3,782         $(2,254)        $ 2,815         $(6,995)
  Income tax                                                               1,349            (856)            981          (2,655)
                                                                        ---------------------------------------------------------
      Net of income tax                                                  $ 2,433         $(1,398)        $ 1,834         $(4,340)
Amounts reported in net income:
  Gains on sales of securities available for sale                             --         $    19              --         $    19
  Net accretion (amortization) on securities available for sale               78             (14)            163             (49)
                                                                        ---------------------------------------------------------
  Reclassification adjustment                                                 78               5             163             (30)
  Income tax (expense) benefit                                               (30)             (2)            (62)             11
                                                                        ---------------------------------------------------------
  Reclassification adjustment, net of tax                                     48               3             101             (19)
Amounts reported in other accumulated comprehensive income:
  Unrealized gains (losses) arising during period, net of tax              2,481          (1,395)          1,935          (4,359)
  Less reclassification adjustment, net of tax                                48               3             101             (19)
                                                                        ---------------------------------------------------------
  Unrealized gains (losses), net, recognized in other accumulated
comprehensive income, net                                                  2,433          (1,398)          1,834          (4,340)
       Net income                                                          2,353           2,247           3,142           4,688
                                                                        ---------------------------------------------------------
       Total comprehensive income                                        $ 4,786         $   849         $ 4,976         $   348
                                                                        ---------------------------------------------------------

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

The results for each reportable segment are included in the following table:

                                                                                          Real Estate
THREE MONTHS ENDED:                                         Community        Mortgage      Development     Mezzanine
                                                             Banking          Banking       and Sales      Financing
                                                          -------------------------------------------------------------
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
-----------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                           $     8,430     $       224     $       (13)    $       648
  NET NON-INTEREST (EXPENSE) INCOME                            (5,414)           (861)          1,803            (354)
  DEPRECIATION ON PREMISES AND EQUIPMENT                          653              83              11              --
  INCOME TAX EXPENSE (BENEFIT)                                    884            (294)            716             118
  NET INCOME                                                    1,834            (545)          1,074             176
  PROVISION FOR LOAN LOSSES                                       298             202              --              --
  TOTAL ASSETS                                              1,220,703         113,321          66,984          17,995
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                                 380               5              --              --
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                       23,311           3,100           2,665             395
  INTERSEGMENT REVENUES                                         1,716              15              13               2
-----------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999:
-----------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                           $     8,766     $      (140)    $        19     $       381
  Net non-interest (expense) income                            (3,854)         (2,441)            901              16
  Depreciation on premises and equipment                          546             139               9              --
  Income tax expense (benefit)                                  1,390            (912)            368             159
  Net income                                                    3,447          (1,694)            552             238
  Provision for loan losses                                        75              25              --              --
  Total assets                                              1,175,046         197,424          30,867          18,293
  Expenditures for additions to premises and equipment          1,657             114              --              --
  Total revenues from external customers                       19,714           4,158           1,498             358
  Intersegment revenues                                         3,815              87             (84)             88



THREE MONTHS ENDED:
                                                             Other          Eliminations    Consolidated
                                                       -------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
--------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                            $      (176)    $       (42)    $     9,071
  NET NON-INTEREST (EXPENSE) INCOME                               (111)             42          (4,895)
  DEPRECIATION ON PREMISES AND EQUIPMENT                             4              --             751
  INCOME TAX EXPENSE (BENEFIT)                                    (101)             --           1,323
  NET INCOME                                                      (186)             --           2,353
  PROVISION FOR LOAN LOSSES                                         --              --             500
  TOTAL ASSETS                                                  15,543        (119,330)      1,315,216
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                                   --              --             385
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                           317              --          29,808
  INTERSEGMENT REVENUES                                            252              --           1,998
--------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999:
--------------------------------------------------------------------------------------------------------
  Net interest income (expense)                            $      (470)    $       (39)    $     8,517
  Net non-interest (expense) income                                 15              39          (5,324)
  Depreciation on premises and equipment                             4              --             685
  Income tax expense (benefit)                                    (159)             --             846
  Net income                                                      (296)             --           2,247
  Provision for loan losses                                         --              --             100
  Total assets                                                  15,014        (249,053)      1,187,591
  Expenditures for additions to premises and equipment              --              --           1,771
  Total revenues from external customers                           315              --          26,043
  Intersegment revenues                                            253              --           4,159

The results for each reportable segment are included in the following table:


                                                                                           Real Estate
SIX MONTHS ENDED:                                           Community       Mortgage       Development    Mezzanine
                                                            Banking         Banking        and Sales      Financing
                                                          ---------------------------------------------------------------
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
-------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                           $    17,262     $       408     $       (15)    $     1,385
  NET NON-INTEREST (EXPENSE) INCOME                           (10,777)         (3,178)          2,247            (814)
  DEPRECIATION ON PREMISES AND EQUIPMENT                        1,312             165              26              --
  INCOME TAX EXPENSE (BENEFIT)                                  1,894          (1,045)            893             228
  NET INCOME                                                    3,857          (1,941)          1,339             343
  PROVISION FOR LOAN LOSSES                                       734             216              --              --
  TOTAL ASSETS                                              1,220,703         113,321          66,984          17,995
  EXPENDITURES FOR ADDITIONS TO PREMISES AND EQUIPMENT            787              12              --              --
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                       46,431           5,604           4,080             800
  INTERSEGMENT REVENUES                                         2,969              31              31              17
-------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999:
-------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                           $    16,973     $         1     $       (70)    $       775
  Net non-interest (expense) income                            (8,670)         (3,887)          2,904               9
  Depreciation on premises and equipment                        1,094             269              16              --
  Income tax expense (benefit)                                  2,306          (1,372)          1,134             314
  Net income                                                    5,627          (2,544)          1,700             470
  Provision for loan losses                                       370              30              --              --
  Total assets                                              1,175,046         197,424          30,867          18,293
  Expenditures for additions to premises and equipment          3,631             230              --              --
  Total revenues from external customers                       39,488          10,191           3,992             600
  Intersegment revenues                                         7,550             240              39             284




SIX MONTHS ENDED:
                                                                Other        Eliminations    Consolidated
                                                         ------------------------------------------------
(dollars in thousands)
---------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
---------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                              $      (501)    $       (87)    $    18,452
  NET NON-INTEREST (EXPENSE) INCOME                                 (201)             87         (12,636)
  DEPRECIATION ON PREMISES AND EQUIPMENT                               9              --           1,512
  INCOME TAX EXPENSE (BENEFIT)                                      (246)             --           1,724
  NET INCOME                                                        (456)             --           3,142
  PROVISION FOR LOAN LOSSES                                           --              --             950
  TOTAL ASSETS                                                    15,543        (119,330)      1,315,216
  EXPENDITURES FOR ADDITIONS TO PREMISES AND EQUIPMENT                --              --             799
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                             595              --          57,510
  INTERSEGMENT REVENUES                                              381              --           3,429
---------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999:
---------------------------------------------------------------------------------------------------------
  Net interest income (expense)                              $      (934)    $       (73)    $    16,672
  Net non-interest (expense) income                                   65              73          (9,506)
  Depreciation on premises and equipment                               8              --           1,363
  Income tax expense (benefit)                                      (304)             --           2,078
  Net income                                                        (565)             --           4,688
  Provision for loan losses                                           --              --             400
  Total assets                                                    15,014        (249,053)      1,187,591
  Expenditures for additions to premises and equipment                --              --           3,861
  Total revenues from external customers                             607              --          54,878
  Intersegment revenues                                              518              --           8,631

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

         In June 1999, the FASB issued SFAS No.137,"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY FINANCIAL DATA

(dollars in thousands except per share data)                                                          % CHANGE
                                                                       QUARTER ENDED              SEPT. 30, 2000 FROM
                                                    SEPT. 30,       JUNE 30,       SEPT. 30,      JUNE 30,     SEPT. 30,
For the quarter:                                      2000           2000            1999          2000          1999
                                                  --------------------------------------------------------------------
Net income                                        $    2,353      $      789      $    2,247      198.23%        4.72%
Per common share:
  Net income per common share - basic                   0.42            0.14            0.40      200.00%        5.00%
  Net income per common share - diluted                 0.41            0.14            0.40      192.86%        2.50%
  Dividends declared                                    0.16            0.16            0.16          --           --
  Book value per share                                 13.80           13.11           13.21        5.26%        4.47%
  Average common shares outstanding - basic            5,637           5,637           5,560          --         1.38%
  Average common shares outstanding - diluted          5,670           5,675           5,677       (0.09)%      (0.12)%

Profitability ratios: (%)
  Return on average assets                              0.73%           0.25%           0.74%     192.00%       (1.35)%
  Return on average equity                             12.40%           4.30%          12.33%     188.37%       (0.57)%
  Efficiency ratio                                     70.32%          87.47%          75.30%     (19.61)%      (6.61)%
  Net interest margin - taxable equivalent              3.12%           3.28%           3.10%      (4.88)%       0.65%
  Equity to assets                                      5.91%           5.81%           6.19%       1.72%       (4.52)%
At quarter end:
  Loans held for sale                             $   91,522      $   78,926      $  148,819       15.96%      (38.50)%
  Loans receivable, net                              791,670         784,223         665,772        0.95%       18.91%
  Allowance for loan losses                            7,710           7,504           7,125        2.75%        8.21%
  Assets                                           1,315,216       1,272,759       1,187,591        3.34%       10.75%
  Deposits                                           843,518         794,504         772,270        6.17%        9.23%
  FHLB advances and other borrowings                 337,555         355,072         298,947       (4.93)%      12.91%
  Stockholders' equity                                77,776          73,874          73,465        5.28%        5.87%



                                                        SIX MONTHS ENDED
                                                   SEPT. 30,      Sept. 30,
For the six months:                                    2000           1999       % Change
                                                  -----------------------------------------
Net income                                        $   3,142      $   4,688         (32.98)%
Per common share:
  Per common share - basic                             0.56           0.84         (33.33)%
  Net income per common share - diluted                0.55           0.83         (33.73)%
  Dividends declared                                   0.32           0.32             --
  Average common shares outstanding - basic           5,637          5,560           1.38%
  Average common shares outstanding - diluted         5,672          5,680          (0.14)%

Profitability ratios: (%)
  Return on average assets                             0.49%          0.77%        (36.36)%
  Return on average equity                             8.42%         12.79%        (34.17)%
  Efficiency ratio                                    78.59%         74.60%          4.63%
  Net interest margin - taxable equivalent             3.20%          3.04%          5.26%

Overview

         The Company's net income for the quarter ended September 30, 2000, was $2,353,000 or $0.41 per diluted share, compared with $2,247,000 or $0.40 per diluted share for the same quarter last year. Net income for the current six month period decreased $1,546,000 or 32.98% to $3,142,000 or $0.55 per diluted share, compared to $4,688,000 or $0.84 per diluted share for the same period last year. The decrease is primarily attributable to one time charges associated with exiting the wholesale mortgage operation and a decline in mortgage production fees.

         Of the total $2,353,000 in net income or $0.41 per diluted share, the community banking operation accounted for $1,834,000 or $0.32 per diluted share; Eagle Real Estate Advisors, the real estate development and sales business, comprised $1,074,000 or $0.19 per diluted share; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $176,000 or $0.03 per diluted share; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $545,000 or $0.10 per diluted share. Other operations accounted for a loss of $186,000 or $0.03 per diluted share.

Segment Discussion

Mortgage Banking

         For the quarter ended September 30, 2000, the Company's mortgage banking operations resulted in losses of $545,000 or $0.10 per diluted share compared to losses of $1,694,000 or $0.30 per diluted share for the same quarter last year. For the six months ended September 30, 2000 the Company's mortgage banking activities resulted in losses of $1,941,000, compared with $2,544,000, in the same period a year ago. . After removing the effect of the $198,000 charge related to the sale of the wholesale mortgage division the loss for the quarter would have been $416,000 or $0.07 per diluted share and without the $677,000 related charge for the six months would have been $1,501,000 or $0.26 per diluted share.

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

Mezzanine Financing

         For the quarter ended September 30, 2000, Eagle Bancshares Capital Group generated income of $176,000 or $0.03 per diluted share, versus income of $238,000 or $0.04 per diluted share for the same quarter last year. For the six months ended September 30, 2000, Eagle Bancshares Capital Group generated income of $343,000 compared with $470,000 in the same period a year ago. The decline is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $280,000 and $628,000 for the quarter and six months ended September 30, 2000. NextBill.com is a company that provides electronic bill presentment and payment services. Eagle Bancshares Capital Group owns $3,000,000 of NextBill.com Series A preferred stock at September 30, 2000 and has warrants to purchase 1,300,000 shares of common stock in NextBill.com, Inc. which would give Eagle Bancshares Capital Group a 60% fully diluted ownership interest. At September 30, 2000, NextBill.com has 700,000 common shares issued and outstanding. Eagle Bancshares Capital Group has made no subsequent investments in NextBill.com since its initial investment in the quarter ended March 31, 2000.

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

         The Company uses four standard scenarios - rates unchanged, expected rates, rising rates, and declining rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the rising and declining rate scenarios cover a 200 basis point upward and downward rate ramp. The Company closely monitors each scenario to manage interest rate risk.

         Management estimates the Company's annual net interest income would increase approximately $506,652 or 1.64%, and decrease approximately $851,109 or 2.76% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over September 30, 2000, estimates an $11,834,000 or 11.51% decrease in market value. The Company estimates a like decrease in rates would increase market value $5,385,000 or 5.24%. These changes in market value represent less than 5.0% of the total carrying value of total assets at quarter-end. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarter and six months ended September 30, 2000 and 1999:

AVERAGE BALANCE SHEET

                                                                                Three months ended September 30,
                                                                        2000                                    1999
                                                      AVERAGE                       YIELD/     Average                       Yield/
(dollars in thousands)                                BALANCE         INTEREST      COST       Balance         Interest       Cost
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                              $   811,671      $    18,288      9.01%    $   668,947     $    14,188    8.48%
  Loans held for sale                                   80,749            1,592      7.89%        175,052           2,760    6.31%
  Mortgage-backed securities                           148,216            2,506      6.76%        131,816           2,151    6.53%
  FHLB stock                                            13,715              267      7.79%         11,109             210    7.56%
  Taxable investments(2)                                53,370              839      6.29%         68,595           1,097    6.40%
  Tax-exempt investment securities(2)                   75,189            1,429      7.60%         63,208           1,183    7.49%
  Interest earning deposits and Federal funds            4,597               86      7.48%          1,423              28    7.87%
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                    1,187,507           25,007      8.42%      1,120,150          21,617    7.72%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                             99,760                                     98,175
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                   $ 1,287,267                                $ 1,218,325
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
  Savings accounts                                 $    32,849      $       120      1.46%    $    35,657     $       162    1.82%
  Checking                                              99,919              846      3.39%        108,854             883    3.24%
  Money market                                          75,175              937      4.99%         88,590             856    3.86%
  Certificates of deposit                              568,484            8,962      6.31%        517,981           6,950    5.37%
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                     776,427           10,865      5.60%        751,082           8,851    4.71%
-----------------------------------------------------------------------------------------------------------------------------------
FHLB advances and other borrowings                     340,694            4,248      4.99%        285,062           3,448    4.84%
Trust preferred securities                              28,750              623      8.67%         28,750             623    8.67%
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities               1,145,871           15,736      5.49%      1,064,894          12,922    4.85%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits                           54,304                                     54,146
Non-interest bearing liabilities                        11,199                                     26,410
Stockholders' equity                                    75,893                                     72,875
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity                   $ 1,287,267                                $ 1,218,325
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                            $     9,271      2.93%                    $     8,695    2.87%
Taxable-equivalent adjustment                                              (200)                                     (178)
Net interest income, actual                                         $     9,071                               $     8,517
Net interest earning assets/net interest margin    $    41,636                       3.12%    $    55,256                    3.10%
Interest earning assets as a percentage of
  interest bearing liabilities                          103.63%                                    105.19%
-----------------------------------------------------------------------------------------------------------------------------------

(1)Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2)The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET

                                                                              Six months ended September 30,
                                                                       2000                                     1999
                                                       AVERAGE                      YIELD/       Average                    Yield/
(dollars in thousands)                                 BALANCE        INTEREST       COST        Balance       Interest       Cost
----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
----------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                              $   813,800      $    36,260      8.91%    $   652,507     $    27,782    8.52%
  Loans held for sale                                   68,274            2,669      7.82%        188,335           5,983    6.35%
  Mortgage-backed securities                           148,243            5,002      6.75%        129,491           4,173    6.45%
  FHLB stock                                            14,249              552      7.75%         10,120             381    7.53%
  Taxable investments(2)                                54,263            1,706      6.29%         71,805           2,334    6.50%
  Tax-exempt investment securities(2)                   75,083            2,860      7.62%         65,322           2,428    7.43%
  Interest earning deposits and Federal funds            4,338              152      7.01%          1,553              46    5.92%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                  $ 1,178,250      $    49,201      8.35%    $ 1,119,133     $    43,127    7.71%
----------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                             95,441                                    103,691
----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                   $ 1,273,691                                $ 1,222,824
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
----------------------------------------------------------------------------------------------------------------------------------
  Savings accounts                                 $    33,286      $       245      1.47%    $    36,541     $       351    1.92%
  Checking                                              98,967            1,655      3.34%        117,917           1,918    3.25%
  Money market                                          69,412            1,610      4.64%         89,265           1,763    3.95%
  Certificates of deposit                              551,115           16,838      6.11%        534,946          14,488    5.42%
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                 $   752,780      $    20,348      5.41%    $   778,669     $    18,520    4.76%
----------------------------------------------------------------------------------------------------------------------------------
FHLB advances and other borrowings                     349,196            8,755      5.01%        264,034           6,328    4.79%
Trust preferred securities                              28,750            1,245      8.66%         28,750           1,245    8.66%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities             $ 1,130,726      $    30,348      5.37%    $ 1,071,453     $    26,093    4.87%
----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits                           54,542                                     53,617
Non-interest bearing liabilities                        13,779                                     24,423
Stockholders' equity                                    74,644                                     73,331
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity                   $ 1,273,691                                $ 1,222,824
----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                            $    18,853      2.98%                    $    17,034    2.84%
Taxable-equivalent adjustment                                              (401)                                     (362)
Net interest income, actual                                         $    18,452                               $    16,672
Net interest earning assets/net interest margin    $    47,524                       3.20%    $    47,680                    3.04%
Interest earning assets as a percentage of
  interest bearing liabilities                          104.20%                                    104.45%
----------------------------------------------------------------------------------------------------------------------------------


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

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:


                                THREE MONTHS ENDED                SIX MONTHS ENDED
(dollars in thousands)               SEPT.30,                         SEPT.30,
                              2000             1999             2000             1999
                          -----------------------------------------------------------
Fees                      $  1,321         $  1,460         $  2,562         $  4,242
Dollar volume sold        $143,267         $261,263         $252,141         $586,003
Margin earned                 0.92%            0.56%            1.02%            0.72%

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

Non-Interest Expense

         Non-interest expense increased by $161,000 or 1.65% to $9,896,000 for the quarter ended September 30, 2000, from $9,735,000 for the same period last year. In addition, for the six months ended September 30, 2000, non-interest expense increased $296,000 or 1.41% to $21,346,000 from $21,050,000 for the same period last year.

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

         During the first quarter of fiscal 2001, the Company recorded $523,000 in pre-tax charges related to the exiting from its wholesale mortgage operation. These charges included severance related accruals and certain contract termination fees. In addition, as a result of this plan, the Company identified fixed assets with a book value of $569,000 and a fair value of $90,000. In accordance with SFAS 121, these fixed assets were written-down to their fair value during the June quarter.

         On October 6, 2000, e-Jumbo terminated the agreement because they were unable to arrange necessary financing. Currently management is negotiating the sale of the operation to other purchasers; however, there are no binding agreements for such sale at this time. Therefore, the Company reversed the accrual of $523,000 at the end of September 2000.

         During the quarter ended September 30, 2000, Company recorded expenses of $198,000 in connection with the disposal of the wholesale lending group. These expenses included $148,000 in contract termination fees and $50,000 in transaction costs.

         Miscellaneous expenses increased $48,000 or 2.85% to $1,732,000 for the quarter ended September 30, 2000, from $1,684,000 for the same period last year. For the six months ended September 30, 2000, miscellaneous expense increased $282,000 or 8.29% to $3,685,000 from $3,403,000 for the same period last year.

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

         The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

---------------------------------------------------------------------------------------
                                              SEPTEMBER 30,    March 31,   September 30,
(dollars in thousands)                           2000            2000          1999
---------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies       $ 11,355       $ 11,406       $ 12,462
  Mortgage-backed securities                     37,542         39,325         40,606
  Corporate bonds                                 2,962          4,958          4,941
  Other debt securities                           4,706          5,475          6,513
-------------------------------------------------------------------------------------
        Total                                  $ 56,565       $ 61,164       $ 64,522
-------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies       $ 51,272       $ 50,219       $ 34,369
  Mortgage-backed securities                    111,422        106,778        104,347
  Corporate bonds                                    --             --          2,012
  Equity securities - preferred stock            11,135         11,144         11,618
  Other debt securities                          40,487         42,503         49,512
-------------------------------------------------------------------------------------
         Total                                 $214,316       $210,644       $201,858
-------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies       $ 62,627       $ 61,625       $ 46,831
  Mortgage-backed securities                    148,964        146,103        144,953
  Corporate bonds                                 2,962          4,958          6,953
  Equity securities - preferred stock            11,135         11,144         11,618
  Other debt securities                          45,193         47,978         56,025
-------------------------------------------------------------------------------------
          Total                                $270,881       $271,808       $266,380
-------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX
                                                SEPT. 30,      % OF GROSS     March 31,    % of Gross      Sept. 30,    % of Gross
(dollars in thousands)                            2000         LOANS RECV       2000       Loans Recv        1999       Loans Recv
----------------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                               $ 236,726          25.70%      $ 236,003       25.50%        $ 212,425     26.86%
    Acquisition & Development                    110,332          11.98%        128,186       13.85%           96,194     12.16%
Real Estate - mortgage loans
    Non-Residential                               91,373           9.92%         80,982        8.75%           74,336      9.40%
    Residential                                  311,252          33.78%        325,948       35.22%          268,501     33.95%
    Home equity and second mortgages              93,230          10.12%         80,131        8.66%           70,534      8.92%
-------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans                  $ 842,913          91.50%      $ 851,250       91.98%        $ 721,990     91.29%
-------------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
    Commercial                                    32,496           3.53%         29,499        3.19%           25,519      3.23%
    Mezzanine                                     19,382           2.10%         17,835        1.93%           12,319      1.56%
    Leases                                           259           0.03%            802        0.09%            1,788      0.23%
    Consumer and other                            26,204           2.84%         26,045        2.81%           29,154      3.69%
-------------------------------------------------------------------------------------------------------------------------------
      Total commercial and consumer loans         78,341           8.50%         74,181        8.02%           68,780      8.71%
-------------------------------------------------------------------------------------------------------------------------------
      Total gross loans receivable             $ 921,254         100.00%      $ 925,431      100.00%        $ 790,770    100.00%
-------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans in process     (122,798)                      (137,966)                     (118,155)
    Deferred fees and other unearned income          924                            600                           282
    Allowances for loan losses                    (7,710)                        (7,191)                       (7,125)
-------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                          $ 791,670                      $ 780,874                     $ 665,772
===============================================================================================================================

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

Non-Performing Assets

         At September 30, 2000, total problem assets were $24,058,000, a 22.48% increase, compared to $19,642,000 at March 31, 2000. At September 30, 2000, the Company had non-accrual loans of $12,977,000 compared to $8,604,000 at March 31, 2000 and $6,436,000 at September 30, 1999. Interest income not recognized on non-accrual loans amounted to $566,000 and $349,000 for the same period last year. At September 30, 2000, $7,535,000 or 58.06% of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $7,004,000 or 81.40% at March 31, 2000 and $5,262,000 or 81.76% at September 30, 1999.
Non-accrual construction loans grew to $1,858,000 or 14.32% at September 30, 2000, from $590,000 or 6.86% at March 31, 2000 and $383,000 or 5.95% at
September 30, 1999. This increase in construction loans is attributable to nine relationships, all of which have balances below $450,000. Non-accrual non-residential loans increased to $2,698,000 or 20.79% at September 30, 2000, from $0 at March 31, 2000 and $38,000 or 0.59% at September 30, 1999. In addition, at September 30, 2000, the Asset Classification Committee (the "ACC") identified $9,356,000 as potential problem loans compared to $9,517,000 and $2,980,000 of potential problem loans at March 31, 2000 and September 30, 1999, respectively.

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

NON-ACCRUAL ASSETS, POTENTIAL PROBLEM LOANS and REAL ESTATE OWNED

                                                              SEPT. 30,      June 30,     March 31,     Sept. 30,
(dollars in thousands)                                            2000          2000        2000          1999
                                                              ---------------------------------------------------
Non-accrual loans:
  Residential real estate-construction                         $ 1,858       $ 1,195       $   590       $   383
  Residential real estate-mortgage                               7,535         7,638         7,004         5,262
  Commercial real estate                                         2,698         2,525            --            38
  Commercial                                                       316           193           238            95
  Commercial leases                                                119           119           234           120
  Consumer and other                                               451           484           538           538
----------------------------------------------------------------------------------------------------------------
    Total non-accrual                                          $12,977       $12,154       $ 8,604       $ 6,436
----------------------------------------------------------------------------------------------------------------
Potential problem loans                                          9,356         5,091         9,517         2,980
----------------------------------------------------------------------------------------------------------------
    Total non-accrual and problem loans                        $22,333       $17,245       $18,121       $ 9,416
----------------------------------------------------------------------------------------------------------------
Real estate owned, net                                           1,725         1,600         1,521         1,674
----------------------------------------------------------------------------------------------------------------
Total problem assets                                           $24,058       $18,845       $19,642       $11,090
----------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                                 1.83%         1.48%         1.58%         0.93%
----------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance         3.01%         2.38%         2.49%         1.65%
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                   32.05%        39.82%        36.61%        64.25%
----------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL ASSETS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At September 30, 2000                         Residential       Comm'l                                                     % of
(dollars in thousands)                      Const      Mtgs    R-Estate     Comm'l    Leases     Installment    Total      Total
                                                                                                                          Location
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
  Atlanta, GA                          $   707      $   683    $ 2,698     $   316    $   119     $   451      $ 4,974       20.57%
  Augusta, GA                              250          369         --          --         --          --          619        2.56%
  Jacksonville, FL                         134          694         --          --         --          --          828        3.43%
  Savannah, GA                             140           42         --          --         --          --          182        0.75%
  Charlotte, NC                             --          143         --          --         --          --          143        0.59%
  All other locations                      627        5,604         --          --         --          --        6,231       25.78%
----------------------------------------------------------------------------------------------------------------------------------
     Total non-accrual                   1,858        7,535      2,698         316        119         451       12,977       53.68%
----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
  Atlanta, GA                               78           74      1,937       4,236         --          --        6,325       26.16%
  Tampa, FL                                 --           --      3,031          --         --          --        3,031       12.54%
----------------------------------------------------------------------------------------------------------------------------------
     Total potential problem loans          78           74      4,968       4,236         --          --        9,356       38.70%
----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
  Atlanta, GA                               51           --         76          --         --          --          127        0.53%
  Augusta, GA                               --          260         --          --         --          --          260        1.08%
  Hinesville, GA                           180           --         --          --         --          --          180        0.74%
  Aiken, GA                                 66           --         --          --         --          --           66        0.27%
  All other locations                      540          670         --          --         --          --        1,210        5.00%
----------------------------------------------------------------------------------------------------------------------------------
     Total real estate owned(1)            837          930         76          --         --          --        1,843        7.62%
----------------------------------------------------------------------------------------------------------------------------------
     Total problem assets by type      $ 2,773      $ 8,539    $ 7,742     $ 4,552    $   119     $   451      $24,176      100.00%
----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type        11.47%       35.32%     32.02%      18.83%      0.49%       1.87%      100.00%
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

Allowance for Loan Losses

         The Company set aside $500,000 and $100,000, respectively, of additional allowances for loan losses during the quarter ended September 30, 2000 and 1999. During the six months ended September 30, 2000, the Company set aside $950,000 compared to $400,000 for the same period last year. At September 30, 2000, allowances represented 0.95% of average loans outstanding for the quarter and six months ended September 30, 2000, compared to 1.07% and 1.09% for the same periods last year. During the quarter and six months ended September 30, 2000, the Company charged-off $484,000 and $829,000, respectively, compared to $352,000 and $878,000 for the same periods one year ago. In the quarter and six months ended September 30, 2000, net charge-offs represented 0.14% and 0.11% of average loans outstanding, compared to 0.14% and 0.19% for the same periods last year. Although charge-off experience continued to be favorable, management considered it prudent to increase the allowance for loan losses due to the increasing levels of non-accrual and potential problem loans. Loan loss allowances totaled $7,710,000 or 656% of quarter end annualized net charge-offs at September 30, 2000 compared to $7,191,000 or 453% of quarter end annualized net charge-offs, and $7,125,000 or 788% of quarter end annualized net charge-offs at March 31, 2000 and September 30, 1999, respectively. Loan loss allowances to total problem assets decreased to 32.05% at September 30, 2000 from 36.61% at March 31, 2000 and 64.25% at September 30, 1999. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at June 30, 2000 was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the non-accrual and potential problem loans including the market value of collateral and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. For information on non-performing assets see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Non-Performing Assets".

         The following tables provide an analysis of the allowance for losses and percentage of coverage to net-charge-offs.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                --------------------------------------------------
(dollars in thousands)                                              2000          1999          2000          1999
                                                                --------------------------------------------------
Allowance for loan losses, beginning of quarter                 $  7,504      $  7,251      $  7,191      $  7,345
  Charge-offs:
    Real estate - construction                                        62            10            66            10
    Real estate - mortgage                                           136            54           218           117
    Consumer and other                                               286            25           537            29
    Commercial                                                        --           258             8           470
    Commercial leases                                                 --             5            --           252
------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                       $    484      $    352      $    829      $    878
------------------------------------------------------------------------------------------------------------------
  Recoveries                                                         190           126           398           258
------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                    294           226           431           620
  Provision for loan losses                                          500           100           950           400
------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses, end of quarter                        7,710         7,125         7,710         7,125
------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period     $811,671      $668,947      $813,800      $652,507
------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net         0.14%         0.14%         0.11%         0.19%
------------------------------------------------------------------------------------------------------------------
  Allowance to average loans receivable, net                        0.95%         1.07%         0.95%         1.09%
------------------------------------------------------------------------------------------------------------------
  Allowance to annualized net charge-offs                         655.61%       788.16%       894.43%       574.60%
------------------------------------------------------------------------------------------------------------------

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

         The following table reflects the individual projects' investment in real estate:

INVESTMENTS IN REAL ESTATE                                                                 % Change
                                                                                     Sept. 30, 2000 from
                                                 SEPT. 30,   March 31,  Sept. 30,    March 31,     Sept. 30,
(dollars in thousands)                             2000        2000       1999         2000          1999
-----------------------------------------------------------------------------------------------------------
  Union Hill, LLC                                $ 1,053     $ 1,764     $ 2,465      (40.31)%      (57.28)%
  Rivermoore Park, LLC                             9,683       9,929      11,845       (2.48)%      (18.25)%
  Lebanon Road, LLC                                   --          --       1,019          --       (100.00)%
  Windsor Parkway Development, LLC                   723       1,805       4,445      (59.95)%      (83.75)%
  Johnson Road Development, LLC                    1,276       1,857       1,966      (31.29)%      (35.10)%
  Eagle Roswell Road Development, LLC                 --          --       2,336          --       (100.00)%
  Eagle Hicks Lower Roswell Development, LLC          --          --       2,841          --       (100.00)%
  Riverside Road Development, LLC                  2,108       1,566          --       34.61%       100.00%
  The Phoenix on Peachtree, LLC                   13,956       4,134          --      237.59%       100.00%
  Eagle Mason Mill Development, LLC                9,245       8,262          --       11.90%       100.00%
  Eagle Timm Valley Development, LLC                  --       1,815          --     (100.00)%          --
  Eagle Acworth II Development, LLC                  359         603          --      (40.46)%      100.00%
  Eagle Acworth III Development, LLC               2,324       2,182          --        6.51%       100.00%
  Eagle White Columns Development, LLC             8,257      11,039          --      (25.20)%      100.00%
  Eagle Atlanta Road Development, LLC              2,835          --          --      100.00%       100.00%
  Eagle Lavista Development, LLC                   1,739          --          --      100.00%       100.00%
  Fayetteville Village, LLC                        4,333          --          --      100.00%       100.00%
----------------------------------------------------------------------------------------------------------
    Total                                        $57,891     $44,956     $26,917       28.77%       115.07%
----------------------------------------------------------------------------------------------------------

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


         For the periods indicated, deposits are summarized by type and remaining term as follows:

DEPOSIT MIX
                                                          SEPT. 30,    March 31,    Sept. 30,
(dollars in thousands)                                      2000        2000          1999
--------------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing deposits                            $ 50,139     $ 53,085     $ 57,020
  Interest-bearing deposits                                 92,078       97,769       90,002
  Money market accounts                                     89,089       65,530       84,703
  Savings accounts                                          30,146       33,328       34,459
--------------------------------------------------------------------------------------------
      Total demand deposits                                261,452      249,712      266,184
--------------------------------------------------------------------------------------------
Time deposits:
  Maturity one year or less                                422,267      379,324      367,288
  Maturity greater than one year through two years          55,715       47,547       55,707
  Maturity greater than two years through three years       44,070       46,039       32,472
  Maturity greater than three years                         60,014       47,330       50,619
--------------------------------------------------------------------------------------------
      Total time deposits                                  582,066      520,240      506,086
--------------------------------------------------------------------------------------------
               Total deposits                             $843,518     $769,952     $772,270
--------------------------------------------------------------------------------------------

         The weighted average interest rate on time deposits at September 30, 2000, March 31, 2000 and September 30, 1999 was 6.33%, 5.67% and 5.39%,
respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:


                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------------------------------
(dollars in thousands)           2000        1999        2000        1999
                              -------------------------------------------
Interest-bearing deposits     $   841     $   677     $ 1,620     $ 1,700
Money market accounts             936         922       1,597       1,705
Savings accounts                  114         155         239         344
Time deposits                   8,974       7,097      16,892      14,771
-------------------------------------------------------------------------
  Total                       $10,865     $ 8,851     $20,348     $18,520
-------------------------------------------------------------------------

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

Cash Flows from Operating Activities

         For the six months ended September 30, 2000, cash used by operating activities was $29,686,000 as compared to cash provided of $65,413,000 for same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the six months ended September 30, 2000, the Company originated $294,423,000 of loans held for sale and sold $252,141,000 of loans held for sale. This resulted in a $42,282,000 use of cash. This compares to the same period last year, when the Company originated $513,452,000 of loans held for sale and sold $586,003,000 of loans held for sale, resulting in a $72,551,000 source of cash.

Cash Flows from Investing Activities

         During the six months ended September 30, 2000, the Company used cash of $16,537,000 for investing activities compared to $43,624,000 for the same period last year. In the six months ended September 30, 2000, loan originations, net of repayments used cash of $12,505,000 compared to $42,742,000 in the same period last year. During the six months ended September 30, 2000, the Company purchased $9,869,000 in securities classified as available for sale. Comparatively, the Company purchased $20,860,000 in securities classified as available for sale and $9,884,000 in investment securities held to maturity in the same period last year. The Company generated cash flows from calls and maturities of investment securities held to maturity of $2,053,000 during the six months ended September 30, 2000, compared to $9,067,000 in the same period last year. In addition, in the six months ended September 30, 1999, the Company received proceeds from the sale of securities available for sale of $1,807,000. Principal payments on securities available for sale and investment securities held to maturity were $9,175,000 and $2,590,000 during the six months ended September 30, 2000. Principal payments on securities available for sale and investment securities held to maturity were $14,787,000 and $4,701,000 during the same period last year. During the six months ended

September 30, 2000, the Company invested an additional $24,414,000 into real estate projects and received proceeds of $15,004,000. During the six months ended September 30, 1999, the Company invested cash of $11,384,000 in real estate projects and received proceeds of $15,014,000.

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

REGULATORY CAPITAL
--------------------------------------------------------------------------------------------
                                 ACTUAL              REQUIREMENT            EXCESS
(DOLLARS IN THOUSANDS)           AMOUNT       %       AMOUNT        %       AMOUNT        %
--------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
RISK-BASED RATIOS:
  TIER 1 CAPITAL                $71,961      9.20     $31,303      4.00    $40,658      5.20
  TOTAL CAPITAL                  78,833     10.07      62,606      8.00     16,227      2.07
TIER 1 LEVERAGE                  71,961      5.81      49,503      4.00     22,458      1.81
TANGIBLE EQUITY                   71961      5.59      19,309      1.50     52,652      4.09
--------------------------------------------------------------------------------------------
March 31, 2000
  Tier 1 capital                $69,061      9.12     $30,280      4.00    $38,781      5.12
  Total capital                  75,794     10.01      60,559      8.00     15,235      2.01
Tier 1 leverage                  69,061      5.75      48,050      4.00     21,011      1.75
Tangible equity                  69,061      5.51      18,803      1.50     50,258      4.01
--------------------------------------------------------------------------------------------
September 30, 1999
  Tier 1 capital                $72,930     10.17     $28,698      4.00    $44,232      6.17
  Total capital                  79,766     11.12      57,396      8.00     22,370      3.12
Tier 1 leverage                  72,930      6.21      46,950      4.00     25,980      2.21
Tangible equity                  72,930      6.37      17,183      1.50     55,747      4.87
--------------------------------------------------------------------------------------------

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




Date:  May 30, 2001                     /s/ Richard B. Inman, Jr.
                                        ----------------------------------------
                                        Richard B. Inman, Jr.
                                        Director, Secretary and Treasurer




Date:  May 30, 2001                     /s/ Conrad J. Sechler, Jr.
                                        ----------------------------------------
                                        Conrad J. Sechler, Jr.
                                        Chairman of the Board and President




Date:  May 30, 2001                     /s/ Sheila E. Ray
                                        ----------------------------------------
                                        Sheila E. Ray
                                        Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number           Description                                   Page No.
-------          -----------                                   --------
11               Computation of per share earnings                   39
27               Restated Financial Data Schedule (for SEC use only)