Form 10-Q/A
period 2000-12-31
EAGLE BANCSHARES INC
filed 2001-05-30
CIK 783604

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

                           Index of Exhibit on Page 41

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-QA
                     FOR THE QUARTER ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                               Number
PART I.  Financial Information

         Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at -
                  December 31, 2000 and March 31, 2000                                                            3

                  Consolidated Statements of Income -
                  Three and Nine Months Ended December 31, 2000 and 1999                                          4

                  Consolidated Statements of Cash Flows -
                  Nine months ended December 31, 2000 and 1999                                                    5

                  Notes to Consolidated Financial Statements                                                      7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         17

PART II. Other Information

                  Item 1.  Legal Proceedings                                                                     38

                  Item 2.  Changes in Securities                                                                 39

                  Item 3.  Defaults upon Senior Securities                                                       39

                  Item 4.  Submission of Matters to a Vote of Security Holders                                   39

                  Item 5.  Other Information                                                                     39

                  Item 6.  Exhibits and Reports on Form 8-K                                                      39

                  Signatures                                                                                     40

                  Index of Exhibits                                                                              41

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

  (Unaudited)                                                                                     DECEMBER 31,          March 31,
                                                                                                     2000                2000
(dollars in thousands except per share data)
ASSETS:
 Cash and amounts due from banks                                                                    $   40,373         $   28,572
  Accrued interest receivable                                                                           10,886              8,882
  Securities available for sale                                                                        205,646            210,644
  Investment securities held to maturity                                                                51,862             61,164
  Loans held for sale                                                                                   53,632             49,240
  Loans receivable, net                                                                                779,696            780,874
  Investment in real estate                                                                             61,534             44,956
  Real estate acquired in settlement of loans, net                                                       1,629              1,521
  Stock in Federal Home Loan Bank, at cost                                                               9,750             14,665
  Premises and equipment, net                                                                           22,244             24,204
  Deferred income taxes                                                                                  1,771              5,468
  Other assets                                                                                          18,430             14,881
                                                                                                   -----------        -----------
          Total assets                                                                             $ 1,257,453        $ 1,245,071
                                                                                                   -----------        -----------

LIABILITIES:
  Deposits                                                                                          $  898,507         $  769,952
  Federal Home Loan Bank advances and other borrowings                                                 222,617            362,372
  Advance payments by borrowers for property taxes and insurance                                           233              1,076
  Guaranteed preferred beneficial interests in debentures (trust
   preferred securities)                                                                                28,750             28,750
  Accrued expenses and other liabilities                                                                27,941              8,450
                                                                                                   -----------        -----------
          Total liabilities                                                                          1,178,048          1,170,600
                                                                                                   -----------        -----------

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value; 25,000,000 shares authorized, 6,238,935
shares  issued at December 31, and March  31, 2000                                                       6,239              6,239
  Additional paid-in capital                                                                            39,518             39,518
  Retained earnings                                                                                     43,749             44,563
  Accumulated other comprehensive income                                                               (1,844)            (7,477)
  Employee Stock Ownership Plan note payable                                                           (1,771)            (1,886)
  Treasury stock, 601,800 shares at cost, at December 31, and March 31, 2000                           (6,486)            (6,486)
                                                                                                   -----------        -----------
          Total stockholders' equity                                                                    79,405             74,471
                                                                                                   -----------        -----------
          Total liabilities and stockholders' equity                                               $ 1,257,453        $ 1,245,071
                                                                                                   ===========        ===========

EAGLE BANCSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
(dollars in thousands except per share data)                                           DECEMBER 31,              DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000         1999          2000        1999
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest on loans                                                              $19,121      $17,419       $58,050      $51,184
   Interest on  mortgage-backed securities                                          2,640        2,425         7,642        6,598
   Interest and dividends on securities and other interest earning assets           2,968        2,346         7,837        7,173
---------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                    24,729       22,190        73,529       64,955
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                            11,848        8,438        32,196       26,958
   Interest on FHLB advances and other borrowings                                   3,740        3,943        12,495       10,271
   Interest on long-term debt                                                         622          622         1,867        1,867
---------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                   16,210       13,003        46,558       39,096
---------------------------------------------------------------------------------------------------------------------------------

   Net interest income                                                              8,519        9,187        26,971       25,859
PROVISION FOR LOAN LOSSES                                                           4,425          200         5,375          600
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                              4,094        8,987        21,596       25,259
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Mortgage production fees                                                         1,128        1,503         3,690        5,745
   Gains on sales of investment in real estate                                      1,904        1,574         5,429        4,827
   Real estate commissions, net                                                       230          202           752          748
   Rental income                                                                        -            -             -          165
   Service charges                                                                    881          705         2,514        1,843
   Gain (loss) gain on sales of securities available for sale                       (139)            -         (139)           19
   Gain on sales of fixed assets                                                        2            -            54          176
   Gain on sales of real estate acquired in settlement of loans                        14           58            39          192
   Gain on sale of branch                                                               -            -             -          673
   Equity in loss in Nextbill.com                                                   (286)            -         (914)            -
   Miscellaneous                                                                      846          446         1,865        1,644
---------------------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                                 4,580        4,488        13,290       16,032
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                   4,453        5,119        14,028       16,153
   Net occupancy expense                                                            1,259        1,354         3,875        4,380
   Data processing expense                                                            723          679         2,259        2,044
   Federal insurance premium                                                           99           99           235          386
   Marketing expense                                                                  613          553         1,850        1,652
   Professional services                                                              939          771         2,824        1,607
   Exit costs associated with disposal of wholesale lending group                     465            -         1,142            -
   Miscellaneous                                                                    1,959        1,531         5,643        4,934
---------------------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                                              10,510       10,106        31,856       31,156
---------------------------------------------------------------------------------------------------------------------------------

   Income (loss) before income taxes                                              (1,836)        3,369         3,030       10,135
INCOME TAX EXPENSE (BENEFIT)                                                        (586)        1,026         1,138        3,104
---------------------------------------------------------------------------------------------------------------------------------
  NET (LOSS) INCOME                                                              $(1,250)      $ 2,343       $ 1,892      $ 7,031
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE - BASIC                                         $ (0.22)      $  0.42       $  0.34      $  1.26
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE -  DILUTED                                      $ (0.22)      $  0.42       $  0.33      $  1.24
---------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                           NINE MONTHS ENDED
                                                                                                               DECEMBER 31,
(dollars in thousands)                                                                                   2000               1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                       $    1,892         $    7,031
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation, amortization and accretion                                                              1,540              1,574
   Provision for loan losses                                                                             5,375                600
   Provision for losses on real estate acquired in settlement of loans                                      45                 50
   Loss (gain) on sales of securities available for sale                                                   139               (19)
   Gain on sales of real estate acquired in settlement of loans                                           (39)              (192)
   Gain on sales of investment in real estate                                                          (5,429)            (4,827)
   Gain on sales of premises and equipment                                                                (54)              (176)
   Gain on sale of branch                                                                                    -              (673)
   Write off impairment of impairment of fixed assets                                                      569                  -
   Amortization of restricted stock                                                                          -                 50
   Amortization of low income housing tax credit                                                            66                 66
   Deferred income tax expense (benefit)                                                                   297              (208)
   Proceeds from sales of loans held for sale                                                          389,491            748,064
   Originations of loans held for sale                                                               (393,883)          (642,547)
   Changes in assets and liabilities:
     Increase in accrued interest receivable                                                           (2,004)              (352)
     (Increase) decrease in other assets                                                               (3,674)              3,957
     Increase (decrease) in accrued expense and other liabilities                                       19,491           (12,375)
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                    $   13,822         $  100,023
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities available for sale                                                        (24,818)           (35,791)
    Proceeds from sales of securities available for sale                                                24,552              1,807
    Purchases of investment securities held to maturity                                                      -            (9,884)
    Principal payments received on securities available for sale                                        14,387             21,182
    Principal payments received on investment securities held to maturity                                3,486              6,003
    Proceeds from calls and maturities of securities available for sale                                      -                  -
    Proceeds from calls and maturities of investment securities held to maturity                         6,076              9,107
    Loan originations, net of repayments                                                               (5,276)           (72,115)
    Proceeds from sales of real estate acquired in settlement of loans                                   1,241              1,403
    Purchases of FHLB stock                                                                            (3,430)           (14,806)
    Redemption of FHLB stock                                                                             8,345              8,540
    Proceeds from sales of premises and equipment, net                                                     275              2,030
    Purchases of premises and equipment                                                                (1,076)            (4,447)
    Additions to investment in real estate                                                            (37,905)           (29,513)
    Proceeds from sales of investment in real estate                                                    26,756             20,269
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                                         $    12,613        $  (96,215)
---------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                              DECEMBER 31,
(dollars in thousands)                                                                                  2000               1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                      $    60,097        $  (92,233)
  Net change in demand deposit accounts                                                                 68,458           (43,338)
  Payments related to sale of branch                                                                         -           (11,859)
  Repayment of FHLB advances and other borrowings                                                    (540,959)          (491,313)
  Proceeds from FHLB advances and other borrowings                                                     401,204            637,672
  Principal reduction of ESOP debt                                                                         115                 92
  Preferred stock cash dividend paid                                                                         -                (5)
  Proceeds from exercise of stock options                                                                    -                249
  Retirement of restricted stock
  Cash dividends paid                                                                                  (2,706)            (2,669)
  Purchases of treasury stock                                                                                -              (811)
  Decrease in advance payments from borrowings for
    Property taxes and insurance                                                                         (843)            (1,611)
---------------------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN FINANCING ACTIVITIES                                                              (14,634)            (5,826)
---------------------------------------------------------------------------------------------------------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 11,801            (2,018)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                        28,572             27,839
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $    40,373         $   25,821
---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                        $    45,314         $   40,578
   Income taxes                                                                                            560                 20
 Supplemental schedule of noncash investing and financing activities:
   Acquisition of real estate in settlement on loans                                                     1,442                567
   Loans made to finance real estate acquired in settlement of loans                                        87                  -
   Loans made to finance sales of investments in real estate                                                 -              6,239
   Dividends payable                                                                                       902                886
---------------------------------------------------------------------------------------------------------------------------------

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

         The following tables reflect the original numbers as reported and as adjusted for the periods stated (dollars in thousands except per share data):

                                                                                       Three months
June 30, 2000                                                                  As reported        As adjusted
-------------------------------------------------------------------------------------------------------------
Fixed assets                                                                    $   23,772        $   23,294
-------------------------------------------------------------------------------------------------------------
Total assets                                                                     1,273,237         1,272,759
-------------------------------------------------------------------------------------------------------------
Exits costs related to disposal of  wholesale lending group                          1,142             1,002
-------------------------------------------------------------------------------------------------------------
Net income before income taxes                                                       1,050             1,190
-------------------------------------------------------------------------------------------------------------
Net income after income taxes                                                          698               789
-------------------------------------------------------------------------------------------------------------
Earnings per common share  - basic                                                    0.12              0.14
-------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                                              $    0.12         $    0.14
-------------------------------------------------------------------------------------------------------------

                                                         Three months                     Six months
September 30, 2000                               As reported      As adjusted     As reported     As adjusted
-------------------------------------------------------------------------------------------------------------
Fixed assets                                      $  23,225        $  22,781       $  23,225       $  22,781
-------------------------------------------------------------------------------------------------------------
Total assets                                      1,315,694        1,315,216       1,315,694       1,315,216
-------------------------------------------------------------------------------------------------------------
Exits costs related to disposal of
   wholesale lending group                                -            (325)           1,142             677
-------------------------------------------------------------------------------------------------------------
Net income before income taxes                        3,350            3,676           4,400           4,866
-------------------------------------------------------------------------------------------------------------
Net income after income taxes                         2,141            2,353           2,839           3,142
-------------------------------------------------------------------------------------------------------------
Earnings per common share  - basic                     0.38             0.42            0.50            0.56
-------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted               $    0.38         $   0.41        $   0.50        $   0.56
-------------------------------------------------------------------------------------------------------------

                                                          Three months                    Nine months
December 31, 2000                                As reported      As adjusted     As reported     As adjusted
-------------------------------------------------------------------------------------------------------------
Fixed assets                                      $  22,244        $  22,244       $  22,244       $  22,244
-------------------------------------------------------------------------------------------------------------
Total assets                                      1,257,453        1,257,453       1,257,453       1,257,453
-------------------------------------------------------------------------------------------------------------
Exits costs related to disposal of                        -              465           1,142           1,142
   wholesale lending group
-------------------------------------------------------------------------------------------------------------
Net income before income taxes                      (1,370)          (1,836)           3,030           3,030
-------------------------------------------------------------------------------------------------------------
Net income after income taxes                         (947)          (1,250)           1,892           1,892
-------------------------------------------------------------------------------------------------------------
Earnings per common share  - basic                   (0.17)           (0.22)            0.34            0.34
-------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted              $   (0.17)       $   (0.22)        $   0.33        $   0.33
-------------------------------------------------------------------------------------------------------------

E.  Disposal of Wholesale Lending Group

         In May 2000, after considering among other things, the historical profitability, trends in technology, declining margins, business prospects and exit costs, the Board of Directors authorized management to execute a detailed plan to exit the wholesale mortgage operation. This plan included informing personnel, retaining advisors, and determining the cost to dispose of the operation. In July, a buyer, e-jumbo.com ("e-jumbo") was identified and negotiations for the sale of this division were finalized. Because of this process, the Company determined that a loss would be incurred in exiting this business line. The Company estimated costs associated with the disposition of this line of business and accrued for those costs in the June quarter as the June closing process was being completed. On July 27 the Company received a letter agreement with proposed acquisition terms from e-jumbo. The letter agreement provided for e-jumbo to assume the responsibility for lease payments on the space occupied by the wholesale mortgage group in Ponte Vedre, Florida and payment of $90,000 for the fixed assets utilized by the division, including such items as computers, desks, the telephone system, etc. This contract provides for a closing by August 18, 2000, contingent upon final negotiation of a Purchase and Sale Agreement that is satisfactory to both parties.

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

         On December 29, 2000, the Company closed the sale of its wholesale mortgage operation to Coastal Capital Corp. ("Coastal"). The terms of the contract provided for Coastal to assume responsibility for lease payments on the space occupied by the wholesale mortgage operation group in Ponte Vedre, Florida and to take possession of the fixed assets utilized by the division at no cost. In the December quarter, the Company recorded $465,000 in charges associated with the sale including, $199,000 in contract termination costs, $41,000 in transaction costs and $135,000 in severance costs. In addition, the Company wrote off the remaining $90,000 related to the fixed assets. As of December 31, 2000, the Company had an accrual balance of $135,000 in severance costs and $106,000 in contract termination fees.

         The following table shows the reconciliation of charges related to the disposal of the wholesale lending group as of December 31, 2000:

(dollars in thousands)
--------------------------------------------------------------------------------------
Three months ended June 30, 2000
Severance costs                                                           $    135,000
Contract termination fees                                                      388,000
Write-off fixed asset impairment                                               479,000
--------------------------------------------------------------------------------------
  Total expenses recorded at June 30, 2000                                   1,002,000
--------------------------------------------------------------------------------------
Three months ended September 30, 2000
Reverse severance costs                                                      (135,000)
Reverse contract termination fees                                            (388,000)
Contract termination costs                                                     148,000
Transaction costs                                                               50,000
--------------------------------------------------------------------------------------
   Total expenses recorded at September 30, 2000                          $    677,000
--------------------------------------------------------------------------------------
Three months ended December 31, 2000
Severance costs                                                                135,000
Contract termination fees                                                      199,000
Transaction costs                                                               41,000
Write-off fixed assets                                                          90,000
--------------------------------------------------------------------------------------
  Total expenses recorded at December 31, 2000                           $   1,142,000
--------------------------------------------------------------------------------------

         In addition, the sales agreement allowed Coastal until January 05, 2001 to determine the final number of employees to be retained. The Company is responsible for any severance costs for employees not retained by Coastal beyond January 05, 2001. Coastal retained all of the Company's employees with the exception of two individuals, and in January 2001 paid $4,000 in severance related costs.

F.  Restructuring Charges

         In January 2001, the Board of Directors approved a plan to exit its retail mortgage banking business and construction lending activities from offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. The Company believes exiting these markets will provide for more consistent earnings from its core community banking operations. The Bank will continue to offer construction loans and a competitive mortgage product line from its core Atlanta market from the existing branch banking network. The decision to exit retail mortgage banking and construction lending outside of metropolitan Atlanta is a result of the Company's strategic initiatives designed to enable the Company to focus on its metro Atlanta franchise and to emphasize deposit relationships with its loan customers to potentially reduce the cost of funds. This decision is expected to result in a one-time pretax charge of approximately $4,000,000 to $4,500,000 in the quarter ending March 31, 2001. Exit costs will include leasehold and other contract termination costs, severance and termination costs, asset impairment costs, legal costs and other incremental costs.

G. Computation of Per Share Earnings

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

(dollars in thousands except per share data)

                                                                             THREE MONTHS ENDED
                                                                        DECEMBER 31,        December 31,
                                                                           2000                 1999
                                                                       ---------------------------------
Basic

Net income                                                             $   (1,250)          $     2,343
                                                                       ---------------------------------

Average common shares                                                        5,637                5,546
                                                                       ---------------------------------

Earnings (loss) per common share - basic                               $    (0.22)           $     0.42
                                                                       ---------------------------------

Diluted

Net income                                                             $   (1,250)          $     2,343
                                                                       ---------------------------------

Average common shares - basic                                                5,637                5,546
Incremental shares outstanding                                                  --(1)                72
                                                                       ---------------------------------
Average common shares - diluted                                              5,637                5,618
                                                                       ---------------------------------
Earnings (loss) per common share - diluted                             $    (0.22)           $     0.42
                                                                       ---------------------------------

(1)Shares excluded due to loss position, 28.

         Below is a reconciliation for the nine-month periods ended December 31, 2000 and 1999, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

 (dollars in thousands except per share data)                                  NINE MONTHS ENDED
                                                                        DECEMBER 31,        December 31,
                                                                            2000                1999
                                                                        --------------------------------
Basic

Net income                                                              $    1,892          $     7,031
                                                                        --------------------------------

Average common shares                                                        5,637                5,565
                                                                        --------------------------------

Earnings per common share - basic                                       $     0.34           $     1.26
                                                                        --------------------------------

Diluted

Net income                                                              $    1,892          $     7,031
                                                                        --------------------------------

Average common shares - basic                                                5,637                5,565
Incremental shares outstanding                                                  39                   91
                                                                        --------------------------------
Average common shares - diluted                                              5,676                5,656
                                                                        --------------------------------

Earnings per common share - diluted                                     $     0.33           $     1.24
                                                                        --------------------------------

H.  Accumulated Other Comprehensive Income

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

         Comprehensive income for the three and nine months ended December 31, 2000 and 1999 is calculated as follows:

                                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                ---------------------------------------------------
(dollars in thousands)                                                          DEC. 31,     Dec. 31,         DEC. 31,     Dec. 31,
                                                                                  2000         1999            2000         1999
                                                                                ---------------------------------------------------
Unrealized gains (losses), net, recognized in other accumulated comprehensive income:
  Before income tax                                                              $6,219       ($5,340)        $9,034      ($12,335)
  Income tax                                                                      2,420        (2,026)         3,401       ( 4,636)
                                                                                ---------------------------------------------------
      Net of income tax                                                          $3,799       ($3,314)        $5,633       ($7,699)
Amounts reported in net income:
  Gains(losses) on sales of securities available for sale                       $  (139)         $  -       $   (139)        $  19
  Net accretion on securities available for sale                                     65            61            228            12
                                                                                ---------------------------------------------------
  Reclassification adjustment                                                       (74)           61             89            31
  Income tax benefit (expense)                                                       28           (23)           (34)          (12)
                                                                                ---------------------------------------------------
  Reclassification adjustment, net of tax                                           (46)           38             55            19
Amounts reported in other accumulated comprehensive income:
  Unrealized gains (losses) arising during period, net of tax                     3,753        (3,276)         5,688        (7,680)
  Less reclassification adjustment, net of tax                                      (46)           38             55            19
                                                                                ---------------------------------------------------
  Unrealized gains (losses), net, recognized in other accumulated
  comprehensive income, net                                                       3,799        (3,314)         5,633        (7,699)
       Net income (loss)                                                         (1,250)        2,343          1,892         7,031
                                                                                ---------------------------------------------------
       Total comprehensive income                                                $2,549       $  (971)        $7,525        $ (668)
                                                                                ---------------------------------------------------

I.  Industry Segments

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

The results for each reportable segment are included in the following table:

                                                                                                      Real Estate
THREE MONTHS ENDED:                                                    Community       Mortgage        Development     Mezzanine
                                                                        Banking         Banking         and Sales       Financing
                                                                       ----------------------------------------------------------
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
---------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                                        $   8,046        $    142         $     6         $   521
  NET NON-INTEREST INCOME (EXPENSE)                                      (4,340)         (2,649)           1,294           (206)
  DEPRECIATION ON PREMISES AND EQUIPMENT                                     654              68              13               -
  INCOME TAX EXPENSE (BENEFIT)                                             (275)           (878)             520             126
  NET INCOME (LOSS)                                                        (442)         (1,631)             780             189
  PROVISION FOR LOAN LOSSES                                                4,423               2               -               -
  TOTAL ASSETS                                                         1,156,768          65,501          71,608          18,405
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                                            398               2               -               -
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                                  23,311           3,100           2,665             395
  INTERSEGMENT REVENUES                                                    1,716              15              13               2
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                                        $   8,975        $     16         $     7         $   593
  Net non-interest income (expense)                                      (5,232)         (1,605)           1,341            (64)
  Depreciation on premises and equipment                                     558             126               -               -
  Income tax expense (benefit)                                               994           (557)             539             212
  Net income (loss)                                                        2,554         (1,037)             809             317
  Provision for loan losses                                                  195               5               -               -
  Total assets                                                         1,156,007         145,677          40,945          16,555
  Expenditures for additions to premises
    and equipment                                                            673              23               -               -
  Total revenues from external customers                                  20,558           3,924           1,785             529
  Intersegment revenues                                                    2,156               1               8              64

THREE MONTHS ENDED:
                                                                         Other       Eliminations    Consolidated
                                                                       ------------------------------------------
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
-----------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                                        $  (155)        $    (41)       $   8,519
  NET NON-INTEREST INCOME (EXPENSE)                                        (70)               41         (5,930)
  DEPRECIATION ON PREMISES AND EQUIPMENT                                      4                -             739
  INCOME TAX EXPENSE (BENEFIT)                                             (79)                -           (586)
  NET INCOME (LOSS)                                                       (146)                -         (1,250)
  PROVISION FOR LOAN LOSSES                                                   -                -           4,425
  TOTAL ASSETS                                                           16,885         (71,714)       1,257,453
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                                             -                -             400
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                                    337                -          29,808
  INTERSEGMENT REVENUES                                                     252                -           1,998
-----------------------------------------------------------------------------------------------------------------
December 31, 1999:
-----------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                                        $  (471)         $     67       $   9,187
  Net non-interest income (expense)                                           9             (67)         (5,618)
  Depreciation on premises and equipment                                      -                -             684
  Income tax expense (benefit)                                            (162)                -           1,026
  Net income (loss)                                                       (300)                -           2,343
  Provision for loan losses                                                   -                -             200
  Total assets                                                           12,415        (161,095)       1,210,504
  Expenditures for additions to premises
    and equipment                                                             -                -             696
  Total revenues from external customers                                    246                -          27,042
  Intersegment revenues                                                     253                -           2,482

The results for each reportable segment are included in the following table:

                                                                                                       Real Estate
NINE MONTHS ENDED:                                                     Community        Mortgage       Development     Mezzanine
                                                                        Banking          Banking        and Sales       Financing
                                                                       ----------------------------------------------------------
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
---------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                                        $  25,307        $    550        $    (8)        $  1,906
  NET NON-INTEREST INCOME (EXPENSE)                                     (15,117)         (5,827)           3,540         (1,019)
  DEPRECIATION ON PREMISES AND EQUIPMENT                                   1,966             233              39               -
  INCOME TAX EXPENSE (BENEFIT)                                             1,618         (1,923)           1,413             355
  NET INCOME (LOSS)                                                        3,415         (3,572)           2,119             532
  PROVISION FOR LOAN LOSSES                                                5,157             218               -               -
  TOTAL ASSETS                                                         1,156,768          65,501          71,608          18,405
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                                          1,186              14               -               -
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                                  70,350           7,987           6,309           1,199
  INTERSEGMENT REVENUES                                                    4,039              40              52              22
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                                        $  25,947        $     17       $    (63)        $  1,477
  Net non-interest income (expense)                                     (13,904)         (5,489)           4,246           (164)
  Depreciation on premises and equipment                                   1,644             396               -               -
  Income tax expense (benefit)                                             3,300         (1,928)           1,673             525
  Net income (loss)                                                        8,178         (3,579)           2,510             788
  Provision for loan losses                                                  565              35               -               -
  Total assets                                                         1,156,007         145,677          40,945          16,555
  Expenditures for additions to premises
    and equipment                                                          4,303             253               -               -
  Total revenues from external customers                                  60,047          14,115           5,777           1,129
  Intersegment revenues                                                    9,705             241              47             348

NINE MONTHS ENDED:
                                                                        Other       Eliminations    Consolidated
                                                                     -------------------------------------------
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
----------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                                       $  (655)        $   (129)       $  26,971
  NET NON-INTEREST INCOME (EXPENSE)                                      (272)              129        (18,566)
  DEPRECIATION ON PREMISES AND EQUIPMENT                                    13                -           2,251
  INCOME TAX EXPENSE (BENEFIT)                                           (325)                -           1,138
  NET INCOME (LOSS)                                                      (602)                -           1,892
  PROVISION FOR LOAN LOSSES                                                  -                -           5,375
  TOTAL ASSETS                                                          16,885         (71,714)       1,257,453
  EXPENDITURES FOR ADDITIONS TO PREMISES
    AND EQUIPMENT                                                            -                -           1,200
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                                   974                -          86,819
  INTERSEGMENT REVENUES                                                    691                -           4,844
----------------------------------------------------------------------------------------------------------------
December 31, 1999:
----------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                                      $ (1,405)        $   (114)       $  25,859
  Net non-interest income (expense)                                         73              114        (15,124)
  Depreciation on premises and equipment                                     -                -           2,040
  Income tax expense (benefit)                                           (466)                -           3,104
  Net income (loss)                                                      (866)                -           7,031
  Provision for loan losses                                                  -                -             600
  Total assets                                                          12,415        (161,095)       1,210,504
  Expenditures for additions to premises
    and equipment                                                            -                -           4,556
  Total revenues from external customers                                   854                -          81,922
  Intersegment revenues                                                    771                -          11,112

J.  Recent Accounting Pronouncements

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

K.  Treasury Stock

         During the second quarter ended September 30, 1999, the Company's Board of Directors approved a stock repurchase program. The plan authorizes the Company to purchase up to 300,000 shares of its common stock on the open market. As of March 31, 2000, the Company had repurchased 300,000 shares with a cost of approximately $5,410,000.

L.  Real Estate Investment Trust

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

M.  A Warning About Forward-Looking Information

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA
(dollars in thousands except per share data)

                                                                                                            % Change from
                                                                        QUARTER ENDED                      Dec. 31, 2000 to
                                                             DEC. 31,       Sept.30,      Dec. 31,       Sept. 30,     Dec. 31,
For the quarter:                                              2000           2000            1999           2000          1999
                                                           --------------------------------------------------------------------
Net income (loss)                                          $ (1,250)       $  2,353       $  2,343            NM            NM
Per common share:
  Net income (loss) per common share - basic                  (0.22)           0.42           0.42            NM            NM
  Net income (loss) per common share - diluted                (0.22)           0.41           0.42            NM            NM
  Dividends declared                                            0.16           0.16           0.16             -             -
  Book value per share                                         14.09          13.80          12.81         2.10%         9.99%
  Average common shares outstanding-basic                      5,637          5,637          5,546             -         1.64%
  Average common shares outstanding - diluted                  5,637          5,670          5,618        (.58)%         0.34%

Profitability ratios: (%)
  Return on average assets                                   (0.38)%          0.73%          0.77%            NM            NM
  Return on average equity                                   (6.32)%         12.40%         13.06%            NM            NM
  Efficiency ratio                                            80.24%         70.32%         73.90%        14.11%         8.58%
  Net interest margin - taxable equivalent                     2.92%          3.12%          3.36%       (6.41)%      (13.10)%
  Equity to assets                                             6.31%          5.91%          5.86%         6.77%         7.68%
At quarter end:
  Loans held for sale                                      $  53,632      $  91,522      $ 115,853      (41.40)%      (53.71)%
  Loans receivable, net                                      779,696        791,670        700,520       (1.51)%        11.30%
  Allowance for loan losses                                   11,428          7,710          7,288        48.22%        56.81%
  Assets                                                   1,257,453      1,315,216      1,210,504       (4.39)%         3.88%
  Deposits                                                   898,507        843,518        731,562         6.52%        22.82%
  FHLB advances and other borrowings                         222,617        337,555        367,911      (34.05)%      (39.49)%
  Stockholders' equity                                        79,405         77,776         70,992         2.09%        11.85%
                                                                                                            NM(not meaningful)

                                                                   NINE MONTHS ENDED
                                                                      DECEMBER 31,
For the nine months:                                                2000           1999        % Change
                                                                ---------------------------------------
Net income                                                      $   1,892      $   7,031       (73.09)%
Per common share:
  Net income per common share-basic                                  0.34           1.26       (73.02)%
  Net income per common share - diluted                              0.33           1.24       (73.39)%
  Dividends declared                                                 0.48           0.48              -
  Average common shares outstanding-basic                           5,637          5,565          1.29%
  Average common shares outstanding - diluted                       5,676          5,656          0.35%

Profitability ratios: (%)
  Return on average assets                                          0.20%          0.77%       (74.03)%
  Return on average equity                                          3.31%         12.88%       (74.30)%
  Efficiency ratio                                                 79.12%         74.37%          6.39%
  Net interest margin - taxable equivalent                          3.10%          3.15%        (1.59)%

Overview

         The Company's net loss for the quarter ended December 31, 2000, was $1,250,000, or $0.22 per diluted share, compared with net income of $2,343,000, or $0.42 per diluted share, for the same quarter last year. Net income for the current nine month period decreased $5,139,000 or 73.09% to $1,892,000 or $0.33 per diluted share, compared to $7,031,000 or $1.24 per diluted share for the same period last year.

         The December quarter and nine months decline in net income from the same period a year ago are largely due to the Company's decision to increase its December 2000 quarter provision for loan losses to $4,425,000 versus $200,000 in the same quarter last year. The provision is $3,700,000 more than the expense anticipated in the fiscal year business plan and resulted from a the anticipated sale of non-performing loans, the increased risk associated with the existing construction loans in markets the Company will be exiting outside of Metro Atlanta, and the rise in the Company's charge-offs, non-performing and potential problem assets. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Non-Performing Assets and Allowance for Loan Losses". In addition, during the quarter the Company recorded $465,000 related to exiting its wholesale mortgage operations.

         Excluding the additional provision charges of $3,700,000 and the $465,000 charge to exit wholesale operations, operating net income for the quarter ended December 31, 2000 was $1,457,000 or $0.26 per diluted share. During the nine months ended December 31, 2000, the Company recorded $1,142,000 in pre-tax charges related to exiting its wholesale mortgage operation. Excluding the additional provision charges and the one-time charge related to exiting wholesale mortgage operations, operating net income for the nine months ended December 31, 2000 was $5,039,000 or $0.89 per diluted share. The decrease in operating earnings is primarily attributable to an increase in professional services and losses recorded by NextBill.com, an electronic bill presentment and payment company.

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

         For the quarter ended December 31, 2000, the Company's mortgage banking operations resulted in losses of $1,631,000 or $0.29 per diluted share versus losses of $1,037,000 or $0.18 per diluted share for the same quarter last year. Excluding the non-recurring charge of $465,000 taken for exiting the wholesale mortgage business, the net loss for the quarter ended December 31, 2000, was $1,329,000 or $0.24 per diluted share. For the nine months ended December 31, 2000, the Company's mortgage banking activities resulted in losses of $3,572,000 or $0.63 per diluted share, compared with $3,579,000 or $0.63 per diluted share, in the same period a year ago. Excluding the non-recurring charge of $1,142,000 taken for exiting the wholesale mortgage business, the net loss for the nine months ended December 31, 2000, was $2,830,000 or $0.50 per diluted share.

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

AVERAGE BALANCE SHEET

                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                         AVERAGE       2000        YIELD/         Average       1999        Yield/
(dollars in thousands)                                   BALANCE     INTEREST       COST          Balance     Interest       Cost
----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
----------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                                   $ 814,547    $ 18,045       8.86%      $   700,911     $15,276      8.72%
  Loans held for sale                                      56,457       1,076       7.62%          124,839       2,143      6.87%
  Mortgage-backed securities                              155,214       2,640       6.80%          146,986       2,425      6.60%
  FHLB stock                                               11,393         222       7.79%           12,819         250      7.80%
  Taxable investments(2)                                   52,399       1,018       7.77%           63,992       1,036      6.48%
  Tax-exempt investment securities(2)                      70,851       1,359       7.67%           60,927       1,158      7.60%
  Interest earning deposits and federal funds              33,836         563       6.66%            3,331          78      9.37%
----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                       $1,194,697    $ 24,923       8.34%      $ 1,113,805     $22,366      8.03%
Non-interest earning assets                               105,724                                  110,528
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                        $1,300,421                              $ 1,224,333
----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
----------------------------------------------------------------------------------------------------------------------------------
  Savings accounts                                      $  29,662      $  110       1.48%      $    33,835      $  132      1.56%
  Checking                                                123,106         902       2.93%          100,439         792      3.15%
  Money market                                             95,495       1,309       5.48%           80,000         750      3.75%
  Certificates of deposit                                 582,909       9,527       6.54%          497,914       6,764      5.43%
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                        831,172      11,848       5.70%          712,188       8,438      4.74%
FHLB advances and other borrowings                        299,107       3,740       5.00%          322,882       3,943      4.88%
Trust preferred securities                                 28,750         622       8.65%           28,750         622      8.65%
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities                  $1,159,029    $ 16,210       5.59%      $ 1,063,820     $13,003      4.89%
Non-interest bearing deposits                              52,338                                   54,100
Non-interest bearing liabilities                            9,937                                   34,661
Stockholders' equity                                       79,117                                   71,752
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and equity                        $1,300,421                              $ 1,224,333
----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                              $ 8,713       2.75%                      $ 9,363      3.14%
Taxable-equivalent adjustment                                            (194)                                    (176)
Net interest income, actual                                           $ 8,519                                  $ 9,187
Net interest earning assets/net interest margin         $  35,668                   2.92%      $    49,985                  3.36%
Interest earning assets as a percentage of
  interest bearing liabilities                            103.08%                                   104.70%
----------------------------------------------------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET

                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                        AVERAGE         2000       YIELD/       Average        1999        Yield/
(dollars in thousands)                                  BALANCE       INTEREST      COST        Balance      Interest       Cost
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                               $     814,049      $54,305      8.89%      $ 668,642      $43,058       8.59%
   Loans held for sale                                     64,335        3,745      7.76%        167,170        8,126       6.48%
   Mortgage-backed securities                             150,567        7,642      6.77%        135,323        6,598       6.50%
   FHLB stock                                              13,297          774      7.76%         11,019          631       7.64%
   Taxable investments(2)                                  53,642        2,724      6.77%         69,201        3,370       6.49%
   Tax-exempt investment securities(2)                     73,672        4,219      7.64%         63,857        3,586       7.49%
   Interest earning deposits and federal funds             14,170          715      6.73%          2,146          124       7.70%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                    $   1,183,732      $74,124      8.35%     $1,117,358      $65,493       7.82%
Non-interest earning assets                                98,869                                105,969
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                     $   1,282,601                             $1,223,327
-----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
  Savings accounts                                       $ 32,078       $  349      1.45%       $ 35,639       $  483       1.81%
  Checking                                                107,013        2,522      3.14%        112,091        2,710       3.22%
  Money market                                             78,106        2,906      4.96%         86,177        2,513       3.89%
  Certificates of deposit                                 561,713       26,419      6.27%        522,602       21,252       5.42%
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                        778,910       32,196      5.51%        756,509       26,958       4.75%
FHLB advances and other borrowings                        332,499       12,495      5.01%        283,650       10,271       4.83%
Trust preferred securities                                 28,750        1,867      8.66%         28,750        1,867       8.66%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities                  $1,140,159      $46,558      5.44%     $1,068,909      $39,096       4.88%
Non-interest bearing deposits                              53,807                                 53,778
Non-interest bearing liabilities                           12,500                                 27,836
Stockholders' equity                                       76,135                                 72,804
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and equity                        $1,282,601                             $1,223,327
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                               $27,566      2.91%                     $26,397       2.94%
Taxable-equivalent adjustment                                             (595)                                  (538)
Net interest income, actual                                            $26,971                                $25,859
Net interest earning assets/net interest margin          $ 43,573                   3.10%       $ 48,449                    3.15%
Interest earning assets as a percentage of
  interest bearing liabilities                            103.82%                                104.53%
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

         The following table shows mortgage production fees, the dollar amount of permanent mortgage loans sold in the secondary market and the margin earned on those loans for the periods indicated:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   DECEMBER 31,                   DECEMBER 31,
(dollars in thousands)                         2000            1999           2000           1999
                                            -------------------------------------------------------
Mortgage production fees                    $  1,128        $  1,503        $  3,690       $  5,745
Dollar volume sold                          $137,350        $198,061        $389,491       $748,064
Margin earned                                  0.82%           0.76%           0.95%          0.77%

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

Non-Interest Expense

         Non-interest expense increased by $404,000 or 4.00% to $10,510,000 for the quarter ended December 31, 2000 from $10,106,000 for the same period last year. In addition, for the nine months ended December 31, 2000, non-interest expense increased $700,000 or 2.25% to $31,856,000 from $31,156,000 for the same period last year.

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

         On December 29, 2000, the Company closed the sale of its wholesale mortgage banking operation to Coastal Capital Corp. In the December quarter, the Company recorded $465,000 in charges associated with the sale including, $199,000 in contract termination costs, $41,000 in transaction costs and $135,000 in severance costs. In addition, the Company wrote off the remaining $90,000 related to the fixed assets. As of December 31, 2000, the Company had an accrual balance of $135,000 in severance costs and $106,000 in contract termination fees.

         Miscellaneous expenses increased $428,000 or 27.96% to $1,959,000 for the quarter ended December 31, 2000 from $1,531,000 for the same period last year. For the nine months ended December 31, 2000, miscellaneous expenses increased $709,000 or 14.37% to $5,643,000 compared to $4,934,000 for the same period last year. This increase is primarily attributable to marketing expenses associated with three of the Company's investments in real estate.



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

         In the quarter and for the nine months ended December 31, 2000 proceeds from the sale of debt securities were $24,552,000 resulting in a net realized loss of $139,000. In the prior year, the Company received proceeds from the sale of debt securities in the quarter ended June 30, 1999 in the amount of $1,807,000 resulting in a net realized gain of $19,000.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at December 31, 2000, March 31, 2000 or December 31, 1999. The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

---------------------------------------------------------------------------------------------------------------------
                                                               DECEMBER 31,           March 31,          December 31,
(dollars in thousands)                                              2000                 2000                 1999
---------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                       $     7,332          $    11,406          $    12,423
  Mortgage-backed securities                                        36,652               39,325               39,922
  Corporate bonds                                                    2,964                4,958                4,950
  Other debt securities                                              4,914                5,475                5,919
---------------------------------------------------------------------------------------------------------------------
        Total                                                  $    51,862          $    61,164          $    63,214
---------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                       $    50,612          $    50,219          $    38,620
  Mortgage-backed securities                                       102,078              106,778              109,693
  Corporate Bonds                                                        -                    -                2,002
  Equity securities - preferred stock                               11,193               11,144               11,056
  Other debt securities                                             41,763               42,503               43,745
---------------------------------------------------------------------------------------------------------------------
         Total                                                 $   205,646          $   210,644          $   205,116
---------------------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                       $    57,944          $    61,625          $    51,043
  Mortgage-backed securities                                       138,730              146,103              149,615
  Corporate bonds                                                    2,964                4,958                6,952
  Equity securities - preferred stock                               11,193               11,144               11,056
  Other debt securities                                             46,677               47,978               49,664
---------------------------------------------------------------------------------------------------------------------
          Total                                                $   257,508          $   271,808          $   268,330
---------------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX

                                                   DEC. 31,     % OF GROSS     March 31,    % of Gross     Dec. 31,     % of Gross
(dollars in thousands)                               2000        LOANS RECV       2000       Loans Recv      1999        Loans Recv
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate - construction loans
    Construction                                   $220,383         24.74%      $236,003        25.50%     $224,670         27.12%

    Acquisition & Development                        97,275         10.92%       128,186        13.85%      105,433         12.73%
Real Estate - mortgage loans
    Non-Residential                                  97,307         10.92%        80,982         8.75%       79,730          9.62%
    Residential                                     298,462         33.51%       325,948        35.22%      271,575         32.78%
    Home equity and second mortgages                100,986         11.34%        80,131         8.66%       76,542          9.24%
-----------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                             814,413         91.43%       851,250        91.98%      757,950         91.49%
-----------------------------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                       31,854          3.58%        29,499         3.19%       27,869          3.36%
    Mezzanine                                        18,902          2.12%        17,835         1.93%       13,462          1.63%
    Leases                                              165          0.02%           802         0.09%        1,073          0.13%
    Consumer and other                               25,460          2.85%        26,045         2.81%       28,099          3.39%
-----------------------------------------------------------------------------------------------------------------------------------
Total other loans                                    76,381          8.57%        74,181         8.02%       70,503          8.51%
-----------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                        890,794        100.00%       925,431       100.00%      828,453        100.00%
-----------------------------------------------------------------------------------------------------------------------------------
    Undisbursed portion of loans in process       (100,862)                    (137,966)                  (121,082)
    Deferred fees and other unearned income           1,192                          600                        437
    Allowance for loan losses                      (11,428)                      (7,191)                    (7,288)
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                              $779,696                     $780,874                   $700,520
===================================================================================================================================

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

         During November 2000, the Board of Directors established a Strategic Task Force to evaluate the future business focus of the company and to ensure that the Company was prepared for a softening economy. This task force evaluated the asset quality and reserve adequacy at the Bank, including the level of problem assets. Problem assets, past dues and charge-offs were increasing during the December quarter, while in previous quarters, several of these factors had offered inconsistent views of asset quality. The task force, presented a plan to the Board in December 2000 that included the exit of the retail mortgage business and a strong recommendation that the Company negotiate a sale of certain problem assets related to the retail mortgage portfolio. The Board authorized management to pursue this strategy but did not authorize the sale of the loans at that time. However, management had clear evidence of the impairment of these specific loans. In early January 2001, after a prospective purchaser completed due diligence, the Board of Directors approved negotiation of a sales contract with losses not to exceed $1,800,000. This sales contract was contingent upon final approval of the sale by the Board. A final sales contract was presented to the Board of Directors in its February meeting and approved. The sale was completed on February 9, 2001 and a loss of $1,775,000 was charged to the allowance for loan losses.

         The portfolio of non-performing single family residential mortgage loans was not classified as held for sale and marked to market at December 31, 2000, because the Board of Directors had not authorized the sale. In December 2000, management obtained verbal indications of the market value of these loans. In accordance with FAS 114, the Company recognized the impairment in the value of these assets by a specific reserve for these loans. Without Board approval to sell the portfolio, however, management had no basis for reclassifying the loans held for sale.

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

NON-ACCRUAL ASSETS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED

                                                                   Dec. 31,      Sept. 30,     June 30,     March 31,      Dec. 31,
(dollars in thousands)                                              2000           2000         2000          2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Residential real estate-construction                            $ 2,883       $ 1,858       $ 1,195       $   590       $   801
  Residential real estate-mortgage                                  8,815         7,535         7,638         7,004         6,237
  Commercial real estate                                            2,341         2,698         2,525             -            50
  Commercial                                                          384           316           193           238           156
  Commercial leases                                                   119           119           119           234           119
  Consumer and other                                                  411           451           484           538           692
-----------------------------------------------------------------------------------------------------------------------------------
    Total non-accrual                                              14,953        12,977        12,154         8,604         8,055
-----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans                                             9,609         9,356         5,091         9,517         3,532
-----------------------------------------------------------------------------------------------------------------------------------
    Total non-accrual and problem loans                            24,562        22,333        17,245        18,121        11,587
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                              1,629         1,725         1,600         1,521         1,402
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets                                              $26,191       $24,058       $18,845       $19,642       $12,989
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                                   2.08%         1.83%         1.48%         1.58%         1.07%
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance           3.31%         3.01%         2.38%         2.49%         1.84%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                     43.63%        32.05%        39.82%        36.61%        56.11%
-----------------------------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

                                               Residential
At December 31, 2000                  ---------------------------         Comm'l              Comm'l
(dollars in thousands)                Const                 Mtgs         R-Estate
-------------------------------------------------------------------------------------------------------
Non-accrual:
  Atlanta, GA                             $ 1,600         $ 1,629         $ 2,341         $   384
  Augusta, GA                                  --             364              --              --
  Jacksonville, FL                            135             684              --              --
  Savannah, GA                                 --              88              --              --
  Charlotte, NC                                --             141              --              --
  Chattanooga                               1,148             685              --              --
  -----------------------------------------------------------------------------------------------
  All other locations                          --           5,224              --              --
  -----------------------------------------------------------------------------------------------
     Total non-accrual                      2,883           8,815           2,341             384
  -----------------------------------------------------------------------------------------------
Potential problem loans:
  Atlanta, GA                                 496              73           1,756           4,133
  Tampa, FL                                    --              --           3,003              --
  All other locations                         148              --              --              --
  -----------------------------------------------------------------------------------------------
     Total potential problem loans            644              73           4,759           4,133
  -----------------------------------------------------------------------------------------------
Real estate owned:
  Atlanta, GA                                  15              32              --              --
  Augusta, GA                                  --              89              --              --
  Hinesville, GA                              180              --              --              --
  Aiken, SC                                    66              --              --              --
  All other locations                         471             894              --              --
  -----------------------------------------------------------------------------------------------
    Total real estate owned(1)                732           1,015              --              --
  -----------------------------------------------------------------------------------------------
   Total problem assets by type           $ 4,259         $ 9,903         $ 7,100         $ 4,517
  -----------------------------------------------------------------------------------------------
  % of total problem assets by type         16.19%          37.64%          26.99%          17.17%
  -----------------------------------------------------------------------------------------------

                                                                                            % of
                                                                                          Total by
                                           Leases       Installment        Total          Location
--------------------------------------------------------------------------------------------------
Non-accrual:
  Atlanta, GA                             $   119         $   411         $ 6,484           24.65%
  Augusta, GA                                  --              --             364            1.38%
  Jacksonville, FL                             --              --             819            3.11%
  Savannah, GA                                 --              --              88            0.33%
  Charlotte, NC                                --              --             141            0.54%
  Chattanooga                                  --              --           1,833            6.97%
  -----------------------------------------------------------------------------------------------
  All other locations                          --              --           5,224           19.86%
  -----------------------------------------------------------------------------------------------
     Total non-accrual                        119             411          14,953           56.84%
Potential problem loans:
  Atlanta, GA                                  --              --           6,458           24.55%
  Tampa, FL                                    --              --           3,003           11.41%
  All other locations                          --              --             148            0.56%
  -----------------------------------------------------------------------------------------------
     Total potential problem loans             --              --           9,609           36.52%
  -----------------------------------------------------------------------------------------------
Real estate owned:
  Atlanta, GA                                  --              --              47            0.18%
  Augusta, GA                                  --              --              89            0.34%
  Hinesville, GA                               --              --             180            0.68%
  Aiken, SC                                    --              --              66            0.25%
  All other locations                          --              --           1,365            5.19%
  -----------------------------------------------------------------------------------------------
    Total real estate owned(1)                 --              --           1,747            6.64%
  -----------------------------------------------------------------------------------------------
   Total problem assets by type           $   119         $   411         $26,309          100.00%
  -----------------------------------------------------------------------------------------------
% of total problem assets by  type          0.45%            1.56%         100.00%
  -----------------------------------------------------------------------------------------------

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

Allowance for Loan Losses

         During each quarter in the current fiscal year, provision expense was recorded in recognition of asset quality trends, including charge-off experience and the levels of non-accruals and potential problem assets and other qualitative factors. During the April through September time period several of these indicators offered conflicting views of portfolio asset quality requiring additional management judgement using information that was available at that time.

         In the June quarter, non-accrual assets increased $5,700,000 while overall total non-accrual and potential problem assets actually declined $400,000. As a result, the Company increased its provision expense for the June quarter by $150,000 or 50% more than the March 2000 quarter. In the September quarter, non-accrual assets declined $760,000 while total non-accrual assets and potential problem loans increased $3,500,000. During this quarter management increased provision expense by $50,000 or 11% over the June quarter and $200,000 or 67% over the March 2000 quarter. In the September and June quarters, charge-off experience was in line with historical experiences and management believed it would continue to do business in all its current markets. In the December quarter, a more consistent and adverse trend developed whereby non-accrual assets increased almost $2,000,000, total non-accrual assets and potential problem loans increased $2,300,000, and charge-offs nearly doubled from the prior quarters.

         During the quarter ended December 31, 2000, the Company recorded provision charges of $4,425,000. Approximately $1,800,000 of this provision charge was taken as a specific reserve to reflect impairment of a portfolio of non-accrual residential mortgage loans with a principal balance of approximately $7,500,000. These loans are discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Non-Performing Assets". In the December quarter, management the task force recommended that the Bank exit the retail mortgage business outside the primary market of Metropolitan Atlanta during the March 2001 quarter. At the time, the Company had construction loan offices and residential mortgage origination offices in five markets outside of the Metropolitan Atlanta area. Based on the recommendation, the Company would no longer have loan officers in those markets to actively manage these credits, management determined that there was increased risk associated with the existing construction loans in these markets. The Company had total commitments of approximately $150,000,000 in construction loans in these markets at the end of December. Approximately $1,278,000 or 44.3% of the Company's exposure in non-accrual residential construction loans was outside of Metropolitan Atlanta as of the end of December 2000. Although construction loans are secured by real property, the nature of these loans creates greater exposure to losses in the event of foreclosure. Additional provision expense was recognized in the

December quarter to account for the greater loss estimates on problem loans outside of Metropolitan Atlanta and for management's determination that as the Bank exits these outlying markets additional problem credits may manifest themselves in charge-offs. In determining the amount of coverage adequate to absorb losses related to this portfolio, management took into consideration, among other things, the size of the portfolio, market concentrations, credit ratings in the portfolio, and specific non-performing loans. Management believes additional coverage of these total commitments is required in the allowance to provide for probable losses associated with this portfolio. Therefore, to provide for adequate coverage, an additional $1,500,000 in provision expense was recorded for the quarter, bringing the amount of loan loss allowance allocated to this portfolio to $2,225,000.

          Charge-offs for the December 2000 quarter were $832,000 and charge-offs net of recoveries for the quarter were $707,000. Management allocated $725,000 of provision expense to account for these losses. The remaining $400,000 was added to the provision expense for the quarter because non-accrual residential construction loans in Atlanta increased $893,000 from the September quarter and the Company's construction loans past due for more than 30 days had doubled since the September quarter. Furthermore, problem loans that the Company believed would be worked out during the December quarter were not resolved at December 31, 2000.

          In summary the provision expense for the December 2000 quarter was composed primarily as follows:

         Specific reserve for probable loss on $7,500,000 SFM loans             $1,800,000
         Reserve for increased loss estimates in markets to be exited           $1,500,000
         Increases in charge-offs, construction non-accrual loans and
         construction past dues                                                 $1,125,000
                                                                                ----------
         Total                                                                  $4,425,000

         An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at December 31, 2000 was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the non-accrual and potential problem loans including the market value of collateral and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio. For information on non-performing assets see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Non-Performing Assets".

         The following tables provide an analysis of the allowance for losses and percentage of coverage to net-charge-offs.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        DECEMBER 31,                     DECEMBER 31,
                                                                   -----------------------------------------------------------
(dollars in thousands)                                                2000            1999              2000             1999
                                                                   -----------------------------------------------------------
Allowance for loan losses, beginning of quarter                    $  7,710         $  7,125         $  7,191         $  7,345
  Charge-offs:
    Real estate - construction                                            8               --               74               10
    Real estate - mortgage                                              351              103              569              220
    Consumer and other                                                  457              205              993              676
    Commercial                                                           16               39               25              290
    Commercial leases                                                    --               --               --               30
    --------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                               832              347            1,661            1,226
  Recoveries                                                            125              310              523              569
  ----------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                       707               37            1,138              657
  Provision for loan losses                                           4,425              200            5,375              600
  ----------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses, end of quarter                        $ 11,428         $  7,288         $ 11,428         $  7,288
  ----------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period        $814,547         $700,911         $814,049         $668,642
  ----------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net            0.35%            0.02%            0.19%            0.13%
  ----------------------------------------------------------------------------------------------------------------------------
  Allowances to average loans receivable, net                          1.40%            1.04%            1.40%            1.09%
  ----------------------------------------------------------------------------------------------------------------------------
   Allowance to annualized net charge-offs                           404.10         4,924.32           251.05           277.32%
  ----------------------------------------------------------------------------------------------------------------------------


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

The following table reflects the individual projects' investment in real estate:

INVESTMENTS IN REAL ESTATE

                                                                                                         % Change
                                                                                                    Dec. 31, 2000 from
                                                   DEC. 31,      March 31,      Dec. 31,          March 31,     Dec. 31,
(dollars in thousands)                               2000           2000           1999              2000            1999
-------------------------------------------------------------------------------------------------------------------------
Union Hill, LLC                                   $   674        $ 1,764        $ 1,938           (61.79)%        (65.22)%
Rivermoore Park, LLC                                9,240          9,929         11,128            (6.94)%        (16.97)%
Lebanon Road, LLC                                      --             --            755            --            (100.00)%
Windsor Parkway Development, LLC                      360          1,805          3,494           (80.06)%        (89.70)%
Johnson Road Development, LLC                       1,218          1,857          2,057           (34.41)%        (40.79)%
Eagle Roswell Road Development, LLC                    --             --          2,385            --            (100.00)%
Eagle Hicks Lower Roswell Development, LLC             --             --             58            --            (100.00)%
Riverside Road Development, LLC                     1,733          1,566          1,565            10.66%          10.73%
The Phoenix on Peachtree, LLC                      22,087          4,134          2,931           434.28%         653.57%
Eagle Mason Mill Development, LLC                   9,772          8,262          8,050            18.28%          21.39%
Eagle Timm Valley Development, LLC                     --          1,815             --          (100.00)%         --
Eagle Acworth, LLC                                     --             --          1,228            --            (100.00)%
Eagle Acworth II Development, LLC                     361            603             --           (40.13)%        100.00%
Eagle Acworth III Development, LLC                     --          2,182             --          (100.00)%         --
Eagle White Columns Development, LLC                8,493         11,039             --           (23.06)%        100.00%
Eagle Atlanta Road Development, LLC                 2,977             --             --           100.00%         100.00%
Fayetteville Village, LLC                           4,619             --             --           100.00%         100.00%
------------------------------------------------------------------------------------------------------------------------
  Total                                           $61,534        $44,956        $35,589            36.88%          72.90%
------------------------------------------------------------------------------------------------------------------------


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

         For the periods indicated, deposits are summarized by type and remaining term as follows:

DEPOSIT MIX

                                                                           DEC. 31,           March 31,         Dec. 31,
(dollars in thousands)                                                       2000               2000             1999
------------------------------------------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing deposits                                         $     49,542       $    53,085        $   47,594
  Interest-bearing deposits                                                 137,255            97,769            90,575
  Money market accounts                                                     102,693            65,530            70,794
  Savings accounts                                                           28,680            33,328            32,034
------------------------------------------------------------------------------------------------------------------------
    Total demand deposits                                                   318,170           249,712           240,997
------------------------------------------------------------------------------------------------------------------------
Time deposits:
  Maturity one year or less                                                 421,745           379,324           351,659
  Maturity greater than one year through two years                           53,425            47,547            55,604
  Maturity greater than two years  through three years                       45,696            46,039            32,145
  Maturity greater than three years                                          59,471            47,330            51,157
------------------------------------------------------------------------------------------------------------------------
    Total time deposits                                                     580,337           520,240           490,565
------------------------------------------------------------------------------------------------------------------------
               Total deposits                                          $    898,507       $   769,952        $  731,562
------------------------------------------------------------------------------------------------------------------------

         The weighted average interest rate on time deposits at December 31, 2000, March 31, 2000 and December 31, 1999, was 6.44%, 5.67% and 5.46%,
respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

 (dollars in thousands)                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     DECEMBER 31,             DECEMBER 31,
                                                ---------------------------------------------
                                                  2000         1999        2000         1999
                                                ---------------------------------------------
 Interest-bearing deposits                      $   902       $  737     $ 2,522      $ 2,437
 Money market accounts                            1,309          728       2,906        2,433
 Savings accounts                                   110          132         349          476
 Time deposits                                    9,527        6,841      26,419       21,612
                                                ---------------------------------------------
   Total                                        $11,848       $8,438     $32,196      $26,958
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

Cash Flows from Operating Activities

         For the nine months ended December 31, 2000, cash provided by operating activities was $13,822,000 compared to $100,023,000 for the same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the nine months ended December 31, 2000, the Company originated $393,883,000 of loans held for sale and sold $389,491,000 of loans held for sale. This resulted in a $4,392,000 use of cash. This compares to the same period last year, when the Company originated $642,547,000 of loans held for sale and sold $748,064,000 of loans held for sale, resulting in a $105,517,000 source of cash.

Cash Flows from Investing Activities

         During the nine months ended December 31, 2000, the Company generated cash flows of $12,613,000 from investing activities compared to cash used of $96,215,000 for the same period last year. In the nine months ended December 31, 2000, loan originations, net of repayments used cash of $5,276,000 compared to $72,115,000 in the same period last year. During the nine months ended December 31, 2000, the Company purchased $24,818,000 in securities classified as available for sale. Comparatively, the Company purchased $35,791,000 in securities classified as available for sale and $9,884,000 in investment securities held to maturity in the same period last year. The Company generated cash flows from calls and maturities of investment securities held to maturity of $6,076,000 during the nine months ended December 31, 2000, compared to $9,107,000 in the same period last year. In addition, in the nine months ended December 31, 2000 the Company received proceeds from the sale of securities available for sale of $24,552,000 compared to $1,807,000 in the same period last year. Principal payments on securities available for sale and investment securities held to maturity were $14,387,000 and $3,486,000 during the nine months ended December 31, 2000. Principal payments on securities available for sale and investment securities held to maturity were $21,182,000 and $6,003,000 during the same period last year. During the nine months ended December 31, 2000, the Company invested an additional $37,905,000 into real estate projects and received proceeds of $26,756,000. During the nine months ended December 31, 1999, the Company invested cash of $29,513,000 in real estate projects and received proceeds of $20,269,000.

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

REGULATORY CAPITAL
--------------------------------------------------------------------------------------------------------------
                                    Actual                   Requirement                       Excess
(dollars in thousands)              Amount          %          Amount           %              Amount     %
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
RISK-BASED RATIOS:

  TIER 1 CAPITAL                     $  70,203       9.25        $  30,357       4.00       $  39,846      5.25
  TOTAL CAPITAL                         79,052      10.42           60,714       8.00          18,338      2.42
TIER 1 LEVERAGE                         70,203       5.99           46,850       4.00          23,353      1.99
TANGIBLE EQUITY                         70,203       5.40           19,506       1.50          50,697      3.90
--------------------------------------------------------------------------------------------------------------
March 31, 2000
Risk-based ratios:

  Tier 1 capital                     $  69,061       9.12        $  30,280       4.00       $  38,781      5.12
  Total Capital                         75,794      10.01           60,559       8.00          15,235      2.01
Tier 1 leverage                         69,061       5.75           48,050       4.00          21,011      1.75
Tangible equity                         69,061       5.51           18,803       1.50          50,258      4.01
--------------------------------------------------------------------------------------------------------------
December 31, 1999
Risk-based ratios:

  Tier 1 capital                     $  70,229       9.55        $  29,404       4.00       $  40,825      5.55
  Total Capital                         77,146      10.49           58,808       8.00          18,338      2.49
Tier 1 leverage                         70,229       5.93           47,352       4.00          22,877      1.93
Tangible equity                         70,229       5.74           18,365       1.50          51,864      4.24
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

Date: May 30, 2001                       /s/Richard B. Inman, Jr.
                                         ---------------------------------------
                                         Richard B. Inman, Jr.
                                         Director, Secretary and Treasurer



Date:  May 30, 2001                      /s/ Conrad J. Sechler, Jr.
                                         ---------------------------------------
                                         Conrad J. Sechler, Jr.
                                         Chairman of the Board and President

Date:  May 30, 2001                      /s/ Sheila E. Ray
                                         --------------------------------------
                                         Sheila E. Ray
                                         Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                             Page No.
-------                    -----------                             --------

11                         Computation of per share earnings             42