Form 10-K
period 2001-03-31
EAGLE BANCSHARES INC
filed 2001-06-26
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


         [X] Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the fiscal year ended March 31, 2001.

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

                            Telephone: (770) 908-6690



         Securities Registered Pursuant to Section 12(b) of the Act: 8.50% Cumulative Trust Preferred Securities and Guarantee, which are listed on the American Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act: Common stock, par value $1.00, and Common Stock Purchase Rights, which are listed on the Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 31, 2001, Eagle Bancshares, Inc. had 5,657,135 shares of common stock outstanding. The aggregate market value of Eagle Bancshares, Inc. common stock held by nonaffiliates was $74,764,649 based upon the closing price on May 31, 2001.


                       Documents Incorporated by Reference
         Portions of the definitive proxy statement for the 2001 annual meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year end. (Part
III)


                          Index of Exhibits on Page 55

                             EAGLE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

Item                                                                                                               Page
Number                                                                                                            Number
------                                                                                                            ------
                                     PART I

1.   Business........................................................................................................ 4

2.   Properties..................................................................................................... 22

3.   Legal Proceedings.............................................................................................. 23

4.   Submission of Matters to a Vote of Security Holders............................................................ 23

                                     PART II

5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters............................................................................... 24

6.   Selected Consolidated Financial Data........................................................................... 25

7.   Management's Discussion and Analysis of
      Results of Operations and Financial Condition................................................................. 26

8.   Financial Statements and Supplementary Data.................................................................... 51

9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.......................................................................... 51

                                    PART III

10.  Directors and Executive Officers of the Registrant............................................................. 52

11.  Executive Compensation......................................................................................... 52

12.  Security Ownership of Certain Beneficial Owners
       and Management............................................................................................... 52

13.  Certain Relationships and Related Transactions................................................................. 52

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K.......................................................................................... 52

Signatures.......................................................................................................... 54

Index of Exhibits................................................................................................... 55

FORWARD-LOOKING STATEMENTS

         This report contains various forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and actual results could differ from those described. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of management and on information available to such management at the time the disclosures were prepared. Forward-looking statements include statements preceded by, followed by or that include the words "believes", "expects," "plans," "estimates", "anticipates" or similar expressions. Forward-looking statements speak only as of the date they are made.

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

         Forward-looking statements are not guarantees of performance. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

                                     PART I

ITEM 1.   BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Eagle Bancshares, Inc. (the "Company" or "Eagle") is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Bank ("Tucker Federal" or the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the metropolitan Atlanta area through its full service branch offices and provides Internet banking at justrightbank.com. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). During the fiscal year ended March 31, 2001, the Bank had two active subsidiaries, Prime Eagle Mortgage Corporation ("Prime Eagle") and Eagle Service Corporation.

     As a unitary thrift holding company, Eagle is permitted, under current regulations, to engage in activities that bank holding companies cannot. In 1991, the Company formed EREA to perform third-party real estate brokerage activities. In 1994, EREA began its first real estate development and sales activities and brokerage services. Since then, EREA has developed approximately 15 properties. EBCG was formed in December 1997 to serve the Bank's growing base of small- and medium-sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership.

     During the fourth quarter of fiscal 2001, the Company announced strategic initiatives designed to enhance management focus on building value in the community banking franchise in Atlanta. Throughout the fiscal year, the Company also took steps consistent with its previously stated intentions to address losses in the mortgage banking segment by sale or discontinuation of operations. In June 2000, the Company's board authorized management to sell the wholesale mortgage operations and the Company announced this plan with its June earnings release. The Company completed this sale in December 2000. During the fourth quarter of fiscal 2001, the Company authorized management to exit its retail mortgage banking and construction lending activities conducted from offices in Florida, North Carolina, Tennessee and areas in Georgia other than metropolitan Atlanta. The retail mortgage offices in these markets provided approximately 92 percent of the Company's retail mortgage origination volume in fiscal 2001. Construction loans outstanding in these markets at the end of December represented approximately 31 percent of the Company's outstanding construction and acquisition and development loans. This exit was substantially completed during the quarter ended March 31, 2001. Due to the sale of the wholesale mortgage operations and the exit of retail mortgage lending outside of metropolitan Atlanta, mortgage banking activities will no longer be a significant line of business. The reduction in construction loans that will occur as the loans in outlying markets mature and are paid will reduce the Company's risk profile. The Bank will continue to offer construction loans and a competitive mortgage product line for its core Atlanta market from the existing branch banking network. The exit of these markets and the exit of the wholesale mortgage operation will address earnings issues caused by the mortgage banking segment and allow managements' focus to be directed toward its Atlanta banking franchise.

     On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17 percent interest in Brinkman Technologies, Inc. ("BTI"). At the same time, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company called NextBill.com, Inc. ("NextBill.com") a spin-off of BTI. The initial investment in NextBill.com of $3,000,000 consists of preferred stock bearing a 10 percent dividend and warrants representing the right to a majority of the common stock in NextBill.com. During the fourth quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. It was the Company's intention to participate in the EBPP marketplace through its ownership in NextBill.com and services offered by justrightbank.com. The EBPP market has not developed as anticipated and the Company recognized impairment to its investment in NextBill.com during the quarter ended March 31, 2001. The Company is considering various strategic alternatives involving its investments in BTI and NextBill.com.

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

     During the year ended March 31, 2001, the Company was engaged in four lines of business through its subsidiaries: community banking, mortgage banking, mezzanine financing and real estate development and sales. As explained previously, mortgage banking will no longer be a significant element of the Company's performance, or a separate reportable segment, in future periods. Additionally, in keeping with the Company's decision to focus on its community banking franchise, management has been evaluating strategic alternatives for non-bank holding company activities. The Company did not make any material investments in new real estate projects during the latter part of the fiscal year 2001 and does not plan to begin new projects until significant liquidation of existing projects occurs. The Company does not plan to engage in new mezzanine lending projects.

     Management believes the best way to maximize long-term shareholder value is by concentrating on core banking activities in Atlanta, Georgia. For the upcoming year, the Company's strategic plan addresses four areas designed to enhance the earnings power for the community banking franchise:

         -        Increase core deposits as a source of funding.

         -        Actively seek small business banking relationships.

         -        Improve the net non-interest margin.

         -        Continue active asset quality management.

     Based on total assets as of March 31, 2001, the Bank is one of the largest local financial institutions headquartered in the metropolitan Atlanta area. The Bank has a strategic opportunity, as one of Atlanta's leading community banks, to enhance its franchise value by increasing deposit market share in Atlanta. The Company's current technology coupled with its asset size and legal lending limit per borrower, permit it to serve small and middle market business customers more effectively than many smaller Atlanta community banks. The Bank's competitive advantage lies in its ability to provide a full range of financial products with personalized service and local decision making. Additionally, management believes that the small business market has been underserved as a result of recent acquisitions of many Atlanta banks by much larger banks that are interested, primarily, in larger corporate clients.

     The Company creates a strategic advantage by utilizing its experience and historic commitment to construction lending. Because of the Company's long-term participation in the Atlanta construction lending market, it has been able to develop a core business of relationships with its homebuilders in the high growth counties surrounding Atlanta. The Company has relationships with approximately 125 homebuilders in the Atlanta metropolitan area and does not have significant concentration with any homebuilder or in any particular market area. The exit from construction lending in markets outside of Atlanta will create the opportunity for the Company to concentrate this lending activity in its home market where it may also develop deposit relationships with its borrowers.

     The Company's experience as a metropolitan Atlanta area real estate lender for over 40 years creates a strategic advantage for its real estate development activities. Local market knowledge and relationships with builders and developers provides the Company a unique position to create and evaluate real estate development opportunities.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     COMMUNITY BANKING - The community bank is primarily engaged in making construction, commercial and consumer loans funded by attracting deposits from the general public and borrowing from the Federal Home Loan Bank (the "FHLB"). For the year ended March 31, 2001, the Company's community banking net income decreased $7,739,000 or 71.82 percent to $3,037,000 or $0.54 per diluted share compared with $10,776,000 or $1.91 per diluted share in the same period a year ago. Return on segment assets for the year ended March 31, 2001, was 0.27 percent compared to 0.92 percent for the same period last year. During the quarter ended March 31, 2001, the Company exited all outlying retail mortgage and construction lending markets and as a result, the community bank recognized a related one-time pre-tax charge of $4,096,000. The initiative to discontinue these product lines in outlying markets will enable the Company to focus on its metropolitan Atlanta franchise and to emphasize deposit relationships with its loan customers thereby potentially reducing the cost of funds.

     In conjunction with the Company's decision to exit its lending activities in outlying markets, the community bank decided to sell $7,500,000 in non-accrual single family residential loans, the majority of which were originated outside of metropolitan Atlanta. The Company realized a $1,775,000 pre-tax loss in fiscal 2001 when the loan sale was completed, and charged this loss to the allowance for loan losses. The loans sold consisted primarily of first mortgage loans on single-family residences that were originated between 1997 and 2000, and represented 0.21 percent of the $3,571,000,000 in single family mortgage loans originated by the Company during that time period. Because of collateral coverage and mortgage insurance, management historically has been able to minimize losses from delinquent single-family mortgages. However, the Company's decision to sell this portfolio was based upon the belief that the cost to carry and collect these non-accrual loans during an extended workout period could be a significant drain on earnings and management focus. As a result of exiting outlying construction markets the Company evaluated the collectibility of the credits within these markets and recorded a one-time pre-tax charge to the loan loss provision of $1,500,000. In addition, the Company recognized restructuring charges of $396,000 including employee severance and termination costs, leasehold and other contract termination costs and asset impairment costs. Without the one-time charges, operating income at the community bank would have been $5,699,000 or $1.00 per diluted share.

     The community banking segment's efficiency ratio for the year ended March 31, 2001, increased to 73.39 percent compared to 60.83 percent for the same period last year. The primary factors responsible for the decline are the decrease in net interest income coupled with an increase in non-interest expense, more specifically, restructuring charges, salaries and professional services. The principal sources of income for the community bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the community bank are interest paid on deposits, employee compensation, office expenses and data processing expenses.

     In addition, the Company modified its investment objectives and reconfigured its holdings accordingly to lock in yield and protect itself from undesired excess liquidity given the rapidly declining rate environment. The ongoing earnings of the Company were primarily affected by a tightening of the net interest margin. Many of the Company's interest-earning assets adjust immediately with prime rate changes. During the fiscal year ended March 31, 2001, the Bank's prime rate dropped 1.00 percent. Loan and investment assets are largely funded with longer-term certificates of deposit that adjust less quickly. The pressure on the Company's net interest margin should ease as the Company's interest-bearing liabilities begin to reprice.

     The Bank competes for loans and deposits with many financial institutions that are larger and have greater financial resources. In order to remain competitive, the Bank attempts to identify the specific needs of its target markets and to design financial products and services to fill those needs. Additionally, many customers of the Bank express a desire to bank with a local financial institution. Management believes this community banking niche is one Tucker Federal can fill with a level of current technologies and personal service applied to each customer that may not be available from larger regional financial institutions.

     MORTGAGE BANKING - During the year ended March 31, 2001, the mortgage banking segment originated single family mortgage loans through retail loan production offices in the southeast and a wholesale group which operated from a single production office in Ponte Vedra, Florida. The wholesale group purchased loans from correspondents who operate in markets outside of the retail mortgage offices area, primarily in the northeastern United States. The Company sold the wholesale mortgage operations on December 29, 2000 and during the fourth quarter exited the retail mortgage banking activities conducted from offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. The Bank will continue to offer a competitive mortgage product line from the core Atlanta market from the existing branch banking network. Expenses associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance. For the year ended March 31, 2001, the Company's mortgage banking activities resulted in net losses of $5,356,000 or $0.95 per diluted share compared with net losses of $4,796,000 or $0.85 per diluted share in the same period a year ago. The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. During the year ended March 31, 2000, management analyzed the efficiencies of each mortgage loan function and eliminated excess staff. The Company also consolidated many functions to achieve lower break even levels for each office. After further evaluation of various alternatives to improve profitability, management recommended and the Board of Directors approved the exit of all lending activities outside of metropolitan Atlanta. The mortgage banking segment recognized restructuring charges associated with the sale of its wholesale lending operation of $1,142,000 and $787,000 related to exiting retail mortgage production offices in outlying markets. These charges included employee severance and termination costs, leasehold and other contract termination cost, asset impairment costs and transaction fees. Without these restructuring charges, the mortgage banking segment would have recognized operating losses in the amount of $4,102,000 or $0.72 per diluted share.

     The mortgage banking segment generated revenues through selling substantially all of the fixed rate permanent mortgage loans originated to investors and interest on permanent mortgage loans. The dollar amount of loans closed during the current year declined 33.30 percent to $428,604,000 compared to loan closings of $642,547,000 during the year ended March 31, 2000. The primary source of fee income was derived from services including loan application and origination, the gain or loss on the sales of loans to third parties and from the sales of mortgage servicing rights. Proceeds from sales of mortgage servicing rights are the largest component of total mortgage production fees. Management's analysis of the timing of mortgage prepayments and fluctuations in the value of servicing rights impacts the Company's decision to retain or sell servicing. As a result of this analysis, the Company has sold substantially all of its fixed rate mortgage loans on a servicing released basis.

     REAL ESTATE ACTIVITIES - EREA performs real estate development and sales activities and third-party real estate brokerage services in metropolitan Atlanta. For the year ended March 31, 2001, Eagle Real Estate Advisors generated income of $2,613,000 or $0.46 per diluted share, compared with $3,639,000 or $0.64 per diluted share in the same period a year ago. In the year ended March 31, 2001, gains on the sales of investment in real estate were $6,779,000 versus $7,135,000 for the same period a year ago.

     The Company's experience as a metropolitan Atlanta area real estate lender for over 40 years creates a strategic advantage for its real estate development activities. Local market knowledge and relationships with builders and developers give the Company a unique position to create and evaluate real estate opportunities. The principal sources of income are derived from gains on sales of single-family lots in the Company's development projects and commissions earned on third-party brokerage activities. The Company has restricted new real estate projects until significant liquidation of existing activities occurs. See, "Item 1, Investment in Real Estate".

     MEZZANINE FINANCING - EBCG provides financing for a growing base of small- and medium-sized businesses. For the year ended March 31, 2001, Eagle Bancshares Capital Group generated a loss of $151,000 or $0.03 per diluted share compared with income of $1,268,000 or $0.22 per diluted share in the same period a year ago. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage, and experienced management teams with significant ownership. Management identifies investment opportunities through the Bank's customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants. The principal sources of income for EBCG are interest, fees collected on loans and equity participation agreements. The Company does not plan to engage in new mezzanine lending projects.

     Included in the mezzanine financing segment are losses associated with the Company's ownership in NextBill.com. The decline in income is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $2,664,000 during the year. Eagle Bancshares Capital Group owns $3,764,000 of NextBill.com Series A preferred stock at March 31, 2001 and warrants to purchase up to a 60 percent fully diluted ownership interest. The initial investment was made in March 2000. During the fourth quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. As a result of the findings of the technology review, valuations of comparable companies and industry trends, the Company recognized impairment of $1,578,000 on this investment. After the charge for impairment and previous charges for operating losses the Company's investment in NextBill.com stood at $1,100,000 at March 31, 2001. The Company and NextBill.com management are evaluating alternatives in regard to this investment. In June, an offer to purchase EBCG's interest in NextBill.com was received. This offer is contingent upon the offerer's ability to arrange funding and negotiation of a mutually acceptable definitive agreement. The Company cannot provide any assurance that this transaction will occur.

     For financial information regarding revenues, profits and losses, and total assets for each industry segment, see Note 15 of the Notes to Consolidated Financial Statements.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company is headquartered in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. During the 1990's, growth in the metropolitan Atlanta area and ongoing consolidation of the financial services industry resulted in significant increases in loans, deposits, and customers at the Bank. The Bank has also benefited from industry consolidation by hiring experienced banking executives. In addition, the Company has capitalized on the benefits of its unique charter, a unitary thrift holding company, through its real estate development and sales subsidiary EREA. In the past decade, the metropolitan Atlanta area enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability depend in part on continued growth and economic conditions in the metropolitan Atlanta area.

     The Company's long-term strategic business plan is focused on providing a broad array of financial services to consumers and small- and medium-sized businesses that consider personalized service and local decision- making an important component of a banking relationship. Management believes the best way to maximize long-term shareholder value is by focusing on Atlanta and concentrating on core banking activities. Consistent with this belief, the Company has exited markets outside of Atlanta and continues to evaluate the future role of non-bank activities at the holding company. The Company's plan has four basic initiatives designed to enhance its community banking franchise:

INCREASE CORE DEPOSITS AS A SOURCE OF FUNDING

     With assets exceeding $1 billion and 15 offices in metropolitan Atlanta, the Company is one of the largest independent community financial institutions in the metropolitan Atlanta area. The Bank has introduced a competitive line of demand deposit and money market products, ranging from free checking to an upscale, interest-bearing account. These products also offer courtesy overdraft services. The Bank will utilize its sales force, Internet delivery channel and an incentive plan to achieve success in bringing in new core deposit relationships.

ACTIVELY SEEK SMALL BUSINESS BANKING RELATIONSHIPS

     Personal relationships and local decision-making are important considerations for small and medium-sized businesses. The Company's size allows it to offer a full range of financial products and services to business customers with a consultative banking approach exceeding the service being offered by larger financial institutions. The Bank has introduced cash management products attractive to small businesses, and will utilize its commercial lending and construction lending staffs to assist in sales efforts to this target market.

IMPROVE THE NET NON-INTEREST MARGIN

     Overdraft fees generated by courtesy overdraft services and planned growth in core deposit accounts will be utilized to continue the service charge income growth experienced in recent years. Additionally, the Bank will offer mortgage products in Atlanta branches as a source of additional fee income. Active management of non-interest expense and consolidation of all construction loan servicing operations in Atlanta will also contribute to the net non-interest margin.

CONTINUE ACTIVE ASSET QUALITY MANAGEMENT

     In December 2000, the Bank made a substantial addition to its allowance for loan and lease losses. In February 2001, the Bank sold approximately $7,500,000 in non-performing, single-family residential mortgages. The Bank maintains an active loan review and credit administration department that has recently increased its management reporting and oversight. The Bank will utilize the enhanced management reporting to continue to monitor its risk profile to protect asset quality in light of the slowing economic conditions.

LENDING ACTIVITIES

GENERAL

     The Bank's loan portfolio consists of mortgage, construction, commercial, consumer, home equity and SBA loans offered through its construction and commercial lending departments, bank branches and retail loan production offices located in metropolitan Atlanta. As a result of the acquisition of SCFC and the addition of new commercial lending officers, the Bank has increased its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area.

REAL ESTATE MORTGAGE LOANS

     Historically, the Bank's principal lending operation has been the origination of permanent single family residential mortgage loans. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for retention in the Bank's loan portfolio. The Bank primarily sells the mortgage loans that it originates. See "Lending Activities -- Loan Sales and Purchases."

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

     In accordance with the Company's business plan, the volume of construction lending has increased in each of the previous four fiscal years. During the fourth quarter of fiscal 2001, the Company exited all outlying construction lending markets, decreasing the level of originations and outstanding commitments in construction loans. While the Company will continue to actively originate construction and acquisition loans in the metropolitan Atlanta area, the Company expects the construction and acquisition loan portfolio to decline from the March 31, 2001 level. Construction and acquisition and development loans at March 31, 2001, were $296,740,000 or 34.12 percent of the Bank's gross loans receivable. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels of unsold homes by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a construction inspection and appraisal network staffed by employees and third party contractors. The Company's staff closely monitors construction progress and loan draws throughout the process. In addition, no single customer accounts for more than 2 percent of the Bank's loans.

COMMERCIAL REAL ESTATE LOANS

     Interim construction and permanent commercial real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, storage facilities, nursing homes, extended stay lodging facilities and motels located in the Company's primary lending areas. Construction and permanent commercial real estate loans are generally made up to 80 percent of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs, and sales of comparable projects. Interest rates are generally determined by market conditions. Commercial construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the Bank's base rate or the nationally quoted prime rate. Permanent commercial real estate loans are typically made based on 15 to 25 year amortization periods with five to ten year maturities. Interest rates on permanent loans are generally tied to U.S. Government Treasury securities, the Bank's base rate, the nationally quoted prime rate, or the FHLB of Atlanta's quoted rates. As of March 31, 2001, the Company had $105,500,000 in loans secured by commercial real estate which constitute 12.13 percent of the Bank's gross loans receivable.

COMMERCIAL BUSINESS LOANS

     The Company makes various types of commercial loans to creditworthy borrowers for the purposes of financing accounts receivable, equipment, capital projects and other legitimate business needs. The Company also purchases loans from other financial institutions and companies. The Company evaluates creditworthiness of business loans on the basis of the borrowers' financial strength including analysis of their profitability, cash flow, balance sheet trends and the liquidation value of collateral. The Company assigns a credit rating to each borrower based, among other things, on the borrower's historical cash flow, financial strength, paying habits, business prospects, debt structure and capitalization, and the reputation and character of its principals. Commercial business loans normally carry interest rates indexed to the Company's base rate, LIBOR, nationally quoted prime rate, U.S. Government Treasury securities and the FHLB of Atlanta's quoted rates. Commercial business loans as of March 31, 2001 were approximately $30,654,000 or 3.52 percent of the Bank's gross loans receivable.

     In 1993, the Company began a leasing operation, which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience a decline in the yield earned and delinquencies in the leasing portfolio. As a result, the Bank discontinued the leasing activities during fiscal year 1997. Leases remaining at March 31, 2001, were $118,000 or 0.01 percent of the Bank's gross loans receivable.

CONSUMER LOANS

     The Company makes both secured and unsecured consumer loans for personal or household purposes. In addition, the Company has been successful in the origination of home equity loans (loans secured by the equity in the borrower's residence but not necessarily used for the purpose of home improvement). At March 31, 2001, total consumer loans constituted $23,794,000 or 2.74 percent of the Bank's gross loans receivable. The Company intends to continue prudent expansion of its consumer lending activities, subject to market conditions, as part of its plan to become a full service financial institution providing a wide range of personal financial services.

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

     During fiscal 2001, Prime Eagle actively solicited mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans are underwritten to meet Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company's loans are approved by qualified underwriters in the markets they serve. These underwriters ensure that the loans are closed in accordance with the guidelines set forth by the Company's lending policy, by FNMA and FHLMC and by mortgage investors. In fiscal 2001, substantially all of the permanent mortgage loans originated by Prime Eagle were sold to private investors on a servicing released basis. The Bank will continue to offer permanent first mortgage loans through its banking branches in metropolitan Atlanta and will generally sell the servicing.

LOAN SALES AND PURCHASES

     During fiscal 2001, permanent first mortgage loans on residential real estate were originated for sale in the secondary market by Prime Eagle through its offices in the southeast. These loans were pooled and sold through an assignment of trade to private investors. Fluctuations in the value of servicing rights and management's analysis of loan prepayments impact the Company's decision to retain or sell mortgage loan servicing. Because of the risk of prepayment and the cost to service loans as compared to the service release premiums paid by investors, the Company sells substantially all of its permanent loans on a servicing released basis. The Bank will continue to offer permanent first mortgage loans through its banking branches in metropolitan Atlanta.

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

     The Bank utilizes its Asset Quality Committee (the "AQC") to provide a quarterly evaluation of the Bank's assets, to establish the adequacy of the valuation allowances and to evaluate the loan review system. The AQC is responsible for developing and implementing effective credit approval and loan review systems and controls, including a credit grading system, that identifies, monitors and addresses asset quality problems in an accurate and timely manner.

     After a loan has been made, loan officers are responsible for monitoring individual loans and analyzing continuously their loan portfolio to promptly identify and report problem loans. Loans are also reviewed by the loan committee, the AQC, and by the Bank's credit administration and loan review personnel. The loan officer responsible for a loan submits the loan to the loan committee for approval in accordance with the guidelines of the Bank's lending authority. Each commercial real estate and construction loan is given a rating, which the loan committee has the ability to approve or disapprove. In addition, the frequency of ongoing review is determined by the loan officer and approved by the Loan Committee. The loan officer, credit administration and the AQC, may determine that a loan or borrower's credit grading or review frequency should be changed in accordance with the framework provided by the Bank's grading system.

     The Bank's credit review personnel also periodically perform an analysis of the various components of its portfolio, including all significant credits on an individual basis. In order to analyze the adequacy of the ALLL, the Bank will segment the loan and lease portfolios into components that have similar characteristics. Characteristics considered include, but are not limited to, geographical location, risk classification, past due status, type of loan, loan grade, and industry or collateral. Estimates of credit losses reflect consideration of all significant factors that may affect the collectibility of the portfolio as of the evaluation date.

     The AQC considers historical losses, recent trends, changes in national and local economic and business conditions and developments, the level and structure of interest rates, job growth, consumer confidence and the market value of collateral. The AQC considers (i) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in the Bank's current portfolio; (ii) changes in the duration, type and level of assets; (iii) the existence and effect of any concentration of assets and changes in the level of such concentrations; (iv) changes in the experience, ability and depth of the lending management and loan administration staff of the Bank; (v) changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; (vi) changes in the trend of the volume and severity of past due and classified loans; (vii) trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications; and (viii) changes in the quality of the Bank's loan review system and the degree of oversight by the Bank's Board of Directors.

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

     Based upon the amount and type of classifications, the AQC establishes the appropriate and requisite general and specific valuation allowances and makes any necessary adjustments to the allowances. The methodology for determining the amount of general valuation allowances will take the amount of assets classified special mention, substandard, doubtful and loss into consideration. Certain percentages derived to properly reflect the risk associated with the Bank's loan mix will be applied to the balance of all loans including those classified special mention, substandard, doubtful, and loss. These percentages range from
 .25 percent to 100 percent and are derived primarily through industry standards and the Bank's historical data. These percentages are reviewed as conditions require. The Bank has a conservative philosophy and automatically considers any loan that is delinquent 90 days or more and real estate acquired in the settlement of loans as substandard assets.

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

     The Bank's ALCO is comprised among others of the Chairman, the CEO and President, the Executive Vice President and Secretary, the Executive Vice President and CFO, the Senior Vice President of Retail, the Senior Vice President of Finance, the Executive Vice President of Risk Management, the Executive Vice President of Lending and the Senior Vice President /Controller. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors which are designed to meet three goals -- manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

     The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company's underwriting criteria; and (iii) actively managing the Company's interest rate risk exposure.

     The difference in interest earning assets versus interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap". The Bank's Gap position is evaluated and reviewed continuously. A positive Gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative Gap indicates an excess of rate sensitive liabilities over rate sensitive assets. The Bank had a negative one year Gap of
1.16 percent as of March 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Market Risk."

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

     Investment decisions are made by the ALCO and executed by authorized officers under the supervision of the Bank's Board of Directors pursuant to the Bank's investment policy. Brokers approved by the Board of Directors are used to effect securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 2001.

     Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either securities available for sale or investment securities held to maturity. The Company does not currently maintain a trading portfolio. At March 31, 2001, substantially all fixed rate mortgage-backed securities have been classified as securities available for sale based on management's determination that such securities may be liquidated prior to maturity. As of March 31, 2001, $230,999,000 or 19.11 percent of the Company's assets were classified as available for sale or held for sale.

     At March 31, 2001, the Bank's investment portfolio consisted of United States Agency obligations, investment grade corporate debt securities, equity securities, trust preferred securities, and collateralized mortgage obligations. Additionally, the Bank holds investments in mortgage-backed securities. See Note 4 and Note 10 of the Notes to Consolidated Financial Statements.

 INVESTMENT IN REAL ESTATE

     As of March 31, 2001, the Company has ownership interest in 12 real estate projects with real estate property totaling $66,561,000 and representing 5.51 percent of total assets. Set forth below is information regarding each of the projects. The most significant portion of the Company's investment in real estate is in land in the process of development for residential subdivisions. All 12 real estate investments are located in metropolitan Atlanta. The Company consolidates each project on a line-by-line basis in its financial statements.

     - Union Hill, LLC. In October 1994, the Company and an unaffiliated third party purchased 237 acres of land located in Forsyth County, Georgia for the purpose of developing an 85-lot single-family residential community, Holleybrooke, and a 426-lot single-family residential community, Chadbourne. As of March 31, 2001, all lots in Hollybrooke were developed and sold. As of March 31, 2001, the Company has developed 426 lots and sold 421 lots in Chadbourne. In addition, the 5 remaining lots are under contract. The Company has an 80 percent ownership interest and shares 50 percent in the profits of Union Hill after the allocation of the preferred return.

     - Rivermoore Park, LLC. In November 1996, the Company purchased 353 acres of land in Gwinnett County, Georgia, for the purpose of developing a 463-lot single-family residential community, Rivermoore Park. As of March 31, 2001, the Company has developed 431 lots and sold 325 lots. In addition, 76 lots are under contract and 62 lots are available for sale. The Company has a 100 percent ownership interest.

     - Windsor Parkway Development, LLC. In September 1998, the Company purchased 14.6 acres of land in DeKalb County, Georgia, for the purpose of developing a 51-lot single-family residential community, Windsor Park.

As of March 31, 2001, the Company has developed and sold all 51 lots. The Company anticipates that Windsor Parkway Development, LLC will be dissolved during fiscal 2002. The Company has a 100 percent ownership interest.

     - Johnson Road Development, LLC. In November 1998, the Company purchased
21.3 acres of land in Gwinnett County, Georgia, for the purpose of developing a 99-lot single-family residential community, Pendleton Park. As of March 31, 2001, the Company has developed all 99 lots and sold 58 lots. In addition, 1 lot is under contract and 40 lots are available for sale. The Company has a 100 percent ownership interest.

     - Riverside Road, LLC. In August 1999, the Company and an unaffiliated third party purchased 21 acres of land in Fulton County, Georgia, for the purpose of developing an 18-lot single-family residential community. As of March 31, 2001, the Company has developed the 18 lots and sold 7 lots. The remaining 12 lots are available for sale. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

     -The Phoenix on Peachtree, LLC. In October 1999, the Company and an unaffiliated third party purchased 0.90 acres of land in Fulton County, Georgia, for the purpose of constructing a 65-unit high rise condominium. As of March 31, 2001, 44 units are under contract. The Company has a 50 percent ownership interest and shares 50 percent in the profits. Profits are distributed to members only after the allocation of the preferred return and after achieving a minimum internal rate of return on the cash invested by the Company.

     - Eagle Mason Mill Development, LLC. In November 1999, the Company and an unaffiliated third party purchased 16 acres of land in DeKalb County, Georgia, for the purpose of developing an 81-lot single-family residential community. As of March 31, 2001, the Company has developed the 81 lots. The Company has an 80 percent ownership interest and shares 80 percent in the profits after the allocation of the preferred return.

     - Eagle Acworth Development II, LLC. In January 2000, the Company purchased
8.86 acres of land in Cobb County, Georgia. As of March 31, 2001, the Company has sold 6.15 acres to a third party. The remaining 2.71 acres are under contract. The Company has a 100 percent ownership interest.

      - Eagle Acworth Development III, LLC. In January 2000, the Company purchased 26.25 acres of land in Cobb County, Georgia. As of March 31, 2001, the Company has sold the property to a third party, The Company anticipates Eagle Acworth Development III, LLC will be dissolved during fiscal 2002. The Company has a 100 percent ownership interest.

     - Eagle White Columns Development, LLC. In February 2000, the Company and an unaffiliated third party purchased 54 residential lots and 217 acres in Fulton County, Georgia, for the purpose of developing a 207-lot single-family residential community. As of March 31, 2001, the Company has sold 47 of the 54 original developed lots and developed 85 lots and sold 60 lots and 22.045 acres from the 217 acres purchased. In addition, 22 lots are under development, 46 lots remain to be developed, 15 lots are under contract and 17 lots are available for sale. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

       - Eagle Atlanta Road Development, LLC. In May 2000, the Company and an unaffiliated third party purchased 7.72 acres in Cobb County, Georgia for the purpose of developing a 38 lot single-family residential community. As of March 31, 2001, the Company has developed the 38 lots. As of April 13, 2001, all lots are under contract. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

      - Fayetteville Village, LLC. In August 2000, the Company and a third party purchased 110.85 acres in Fayette County, Georgia for the purpose of developing a multi-use project. The project will consist of 30 townhome lots, 22 estate lots, 75 village lots, 76 cottage lots, a day care site, hotel and convention center, office center, commercial center and bank site. As of May 7, 2001, the 75 village and 76 cottage lots are under contract. The Company has a 55 percent ownership interest and shares 55 percent in the profits after the allocation of the preferred return.

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

DEPOSITS

     The Bank offers a variety of checking, savings and other deposit programs and related services. Deposits are obtained primarily from the communities in which its banking offices are located. The Bank uses traditional marketing methods to attract new customers to its branches and to its Internet banking site, justrightbank.com. For further details as to the composition of the Bank's deposit portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits" and Note 9 of the Notes to Consolidated Financial Statements.

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

     Employee commitment to service is another important factor in attracting deposits. The goal of the Bank is to render superior personal service through convenient branch and main office locations, hours of operation, a fully functioning website and call center. Some of the Bank's branches are open on Saturdays for customer convenience. The Bank does not rely on any individual, group or entity for a material portion of its deposits.

BORROWINGS

     Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. However, the Bank obtains additional funds by borrowing from the FHLB. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Borrowings" and Note 10 of the Notes to Consolidated Financial Statements.

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

EMPLOYEES

     At March 31, 2001, the Company had 303 full-time employees and 22 part-time employees compared to 439 full-time and 36 part-time employees at March 31, 2000. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

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

     Pursuant to OTS regulations and HOLA, the OTS may take action when it determines that there is reasonable cause to believe that a savings and loan holding company is engaged in activity which constitutes a risk to the safety and soundness or stability of a savings and loan holding company or a subsidiary savings institution. The Director of OTS has oversight authority for all holding company affiliates, and may, for example, limit the payment of dividends by a savings association, limit transactions between the savings association, the holding company and the subsidiaries or affiliates of either or limit the activities of the savings association that might create a risk that liabilities of the savings and loan holding company and its affiliates may be imposed on the savings association. In addition, the Bank is subject to restrictions on its dealings with the Company and any other entities that are "affiliates" of the Company under HOLA and certain provisions of the Federal Reserve Act that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations. See " Supervision and Regulation - Transactions with Affiliates" below for a general discussion of affiliate transactions.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law, with most of the major provisions taking effect on March 11, 2000. The Act provides for broader insurance and securities powers for financial institutions, subject to the implementation of regulations. The Act effectively removes the statutory barriers to combining banking, securities, and insurance industries by creating a new type of financial services company, a "financial holding company." However, the Act does not eliminate the thrift charter and the unitary thrift holding company. Instead, the Act provides a "grandfather" provision under which companies, which are unitary thrift holding companies as of May 4, 1999 (or have an application to establish a federal savings association before such date), may continue to engage in all activities which were permitted prior to the Act. Activities of the Company in connection with real estate development and related activities are permissible for a unitary thrift under the current law and as amended by the Act. To be eligible for the "grandfather" provision, the Act requires that the Bank comply with any lending restrictions which were imposed on it as a savings and loan association, and that the Bank continue to meet the qualified thrift lending test, See "--Qualified Thrift Lender Test."

     Pursuant to the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and Recission of Year 2000 Standards for Safety and Soundness, promulgated in conjunction with the Act, savings institutions must assess the risks to their customer information and adopt and implement a comprehensive written information security program that includes administrative, technical, and physical safeguards. The objectives of this security program must be to: ensure the security and confidentiality of customer information; protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In order to obtain these objectives, the institution must continually test the program for effectiveness, use appropriate due diligence in selecting service providers, require these service providers to implement appropriate security measures, and monitor the service providers. In conjunction with the continuous monitoring of all facets of the security program, the Board of Directors, at least annually, is to receive a report on the overall status of the information security program and the institution's compliance with the Guidelines.

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

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 2001 of $10,071,000.

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

LIQUIDITY REQUIREMENTS

     Federal Regulations require a savings association to maintain sufficient liquidity to assure its safe and sound operation. The requirement for each savings association to maintain a minimum amount of liquid assets, established by regulation, has been eliminated. Currently, there is no standard or guidelines regarding the application of the regulatory requirement.

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

INSURANCE PREMIUMS AND REGULATORY ASSESSMENTS

     As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. During fiscal 2001, the Bank paid $340,000 to the FDIC for such assessments. See "Recent Legislation."

     In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 2001, the Bank paid $251,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

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

     A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution. The Bank's Qualified Thrift Investments as of March 31, 2001 were $721,472,000 or 72.98 percent of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

CAPITAL REQUIREMENTS

GENERAL

     Since 1989, OTS capital regulations have established capital standards applicable to all savings institutions, including a core capital requirement (or leverage ratio), a tangible capital requirement and a risk-based capital requirement. The OTS also has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Failure to maintain an adequately capitalized status would result in greater regulatory oversight or restrictions on the Bank's activities. The OTS has delegated to Regional Directors the authority to establish higher minimum capital requirements based on a determination that the savings institution may be undercapitalized, based on its operations. If necessary, to ensure the Bank maintains a "well-capitalized" status and the holding company has sufficient liquidity, the Company would consider cessation of the dividend to common shareholders, participation of certain mezzanine loans, seeking additional equity partners or additional credit facilities. At March 31, 2001, the Bank was " well capitalized." The Bank's risk-based capital ratio at March 31, 2001 was 10.18 percent or 0.18 percent above the minimum required to be considered "well capitalized."

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

     Most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3 percent minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions are required to maintain core capital levels at least as high as national banks. At March 31, 2001, the Bank's core capital and tangible capital were $67,797,000 or
6.07 percent of adjusted total assets.

RISK-BASED CAPITAL

     The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0 percent. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and allowance for loan and lease losses of up to 1.25 percent of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the amount of each such item by a credit conversion factor ranging from 0 percent to 100 percent (depending upon the nature of the item), (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0 percent to 100 percent (depending on the nature of the item), and
(iii) the resulting amounts are added together and constitute total risk-weighted assets. As of March 31, 2001, the Bank's risk-based capital was $76,441,000 with a ratio of total risk-based capital to total risk-weighted assets of 10.18 percent.

     The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category.

REGULATORY CAPITAL

        --------------------------------------------------------------------------------------------------------------
        AT MARCH 31, 2001                   ACTUAL                   REQUIREMENT                    EXCESS
        ($ IN 000'S)
                                    AMOUNT           %           AMOUNT          %           AMOUNT           %
        --------------------------------------------------------------------------------------------------------------
        RISK-BASED RATIOS:
          TIER 1 CAPITAL              $67,797          9.03%      $ 30,044         4.00%       $ 37,753        5.03%
          TOTAL CAPITAL                76,441         10.18%        60,087         8.00%         16,354        2.18%
        TIER 1 LEVERAGE                67,797          6.07%        44,709         4.00%         23,088        2.07%
        TANGIBLE EQUITY                67,797          5.52%        18,411         1.50%         49,386        4.02%
        --------------------------------------------------------------------------------------------------------------
        At March 31, 2000                   Actual                   Requirement                    Excess
        ($ in 000's)
                                    Amount           %           Amount          %           Amount           %
        --------------------------------------------------------------------------------------------------------------
        Risk-based ratios:
          Tier 1 capital              $69,061          9.12%      $ 30,280         4.00%       $ 38,781        5.12%
          Total capital                75,794         10.01%        60,559         8.00%         15,235        2.01%
        Tier 1 leverage                69,061          5.75%        48,050         4.00%         21,011        1.75%
        Tangible equity                69,061          5.51%        18,803         1.50%         50,258        4.01%
        --------------------------------------------------------------------------------------------------------------

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

CAPITAL DISTRIBUTIONS

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders or another institution in a cash-out merger, and other distributions charged against capital. An association is categorized as either a "well," "adequate," or "under" capitalized association. A "well capitalized" association is defined as an association that has, on a pro forma basis after the proposed distribution, a total risk based capital ratio equal to or greater than 10.00 percent. An "adequately capitalized" association is an association that has, on a pro forma basis after the proposed distribution, a total risk based capital ratio equal to or in excess of its minimum capital requirement of 8.00 percent. An "under capitalized" association is defined as an association that a total risk based capital ratio less than 8.00 percent.

     The Bank currently is in compliance with the regulatory capital requirements and is considered a well capitalized association. Under OTS regulations, the Bank is permitted to make capital distributions during a calendar year without receiving prior OTS approval up to net income for the applicable year to date plus retained net income for the preceding two years. Any distributions in excess of that amount require prior regulatory approval. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. The Bank's ability to pay dividends to the Company is subject to OTS approval, the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank's lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income. As of March 31, 2001, the Bank had distributed to the Company all amounts that can be distributed based on notice to the OTS and any additional distribution will require prior OTS approval.

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

CONSUMER PROTECTION AND OTHER LAWS AND REGULATIONS

     The Bank and Prime Eagle also are subject to a variety of federal laws and regulations designed to protect borrowers and to promote lending to various sectors of the economy. Included among these laws and regulations are the Equal Credit Opportunity Act and Regulation B, the Federal Home Mortgage Disclosure Act, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws.

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

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at 4419 Cowan Road, Tucker, Georgia, in a 33,415 square foot building leased under an operating lease, which expires in 2003. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company's 15 branch offices are located in the Alpharetta, Doraville, Dunwoody, Jonesboro, Lawrenceville, Lilburn, McGinnis Ferry, Morrow, Northlake, Palmetto, Snellville, Stone Mountain, Tucker, Union City and Wesley Chapel areas of metropolitan Atlanta, Georgia. Three of the Bank's 15 locations are under an operating lease and the remaining branch properties, including the main office, are owned by the Bank. The Bank's lease on the Stone Mountain office expires in 2002, the lease on the Jonesboro office expires in 2006, and the lease on the Lawrenceville office expires in 2011. The McGinnis Ferry Branch is located in McGinnis Ferry Shopping Center, in Suwanee, Georgia. This four-unit shopping center was developed by EREA and the Bank leases three units to independent third parties.

     EREA leases office space in Atlanta, Georgia, pursuant to two operating leases that expire in 2001. EREA sublets space to three independent third parties. In addition, the Company owns and leases offices, which are used as administrative and operational facilities. The Bank's loan operations office, located in Tucker, Georgia, is leased under an operating lease, which expires in 2004. The Bank's operations center is located in Morrow, Georgia, and owned by the Company. The Company owns five additional buildings, one located in Lilburn, Georgia and four located in Tucker, Georgia. Administrative or operational staff occupies three of the buildings and one is leased to an independent third party. The building located in Lilburn is vacant and for sale.

     Prime Eagle leases offices in Chattanooga, Tennessee, Jacksonville and Ponte Vedra, Florida, Savannah, Georgia, and Charlotte, North Carolina. The lease in Chattanooga, Tennessee expires in 2002. The leases in Jacksonville, Florida and Charlotte, North Carolina expire in 2003. The Ponte Vedra, Florida lease expires in 2004. The Chattanooga and Ponte Vedra offices sublet space to independent third parties. The offices in Jacksonville, Savannah and Charlotte are available to be sublet.

     The Company also owns land and buildings held for future branch sites in Forsyth County and Gwinnett County. The property located in Gwinnett County is a seven-unit shopping center, Parkside Shopping Center that was also developed by EREA. The Bank currently leases five-units to independent third parties.

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

     The Complaint as amended seeks, among other things: (i) a declaration the Agreement was terminated "without cause" and that, pursuant to a purchase option in the Agreement, Plaintiffs therefore have the right to purchase the "assets" of Prime at 75% of fair market value; (ii) a declaration that the term "assets," as used in connection with the Plaintiffs' alleged purchase option, includes all outstanding loans that were originated by Prime at the time of their termination without having to net against the loans any corresponding liability incurred by the Bank in connection with these loans; (iii) alleged lost wages, benefits, and other payments totaling approximately $4.6 million; (iv) alleged consequential damages in excess of $20 million, which represents the amount Plaintiffs believe another bank would have paid for the Prime Lending loan origination business and the net "assets" as Plaintiffs have defined them; and (v) unspecified punitive damages and attorneys fees.

     By Order of November 1, 2000, the trial court granted summary judgment in favor of Tucker Federal with respect to Plaintiffs' claims for punitive damages, holding that the only substantive claim of Plaintiffs remaining for trial are those founded on alleged breach of contract. The trial court also determined that genuine issues of fact exist with respect to Tucker Federal's counterclaim based on breach of contract. Both Tucker and Plaintiffs have appealed the trial court's ruling to the Georgia Court of Appeals, where the case is pending.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "EBSI". The following table sets forth, for the periods indicated, the high and low last sale prices of the Common Stock as reported on the Nasdaq National Market and dividends paid per share.


---------------------------------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED                                                                                   DIVIDENDS PAID PER
  MARCH 31,                                                HIGH                     LOW                     SHARE
---------------------------------------------------------------------------------------------------------------------------
2001
  FIRST QUARTER                                                  $16.625                  $11.063                     $.16
  SECOND QUARTER                                                  14.125                   10.500                      .16
  THIRD QUARTER                                                   11.813                    9.250                      .16
  FOURTH QUARTER                                                  14.875                   10.000                      .16
---------------------------------------------------------------------------------------------------------------------------
2000
  First Quarter                                                  $22.000                  $17.375                     $.16
  Second Quarter                                                  20.625                   17.688                      .16
  Third Quarter                                                   18.250                   14.000                      .16
  Fourth Quarter                                                  17.000                   13.188                      .16
---------------------------------------------------------------------------------------------------------------------------
1999
  First Quarter                                                  $27.250                  $22.750                     $.16
  Second Quarter                                                  26.250                   17.000                      .16
  Third Quarter                                                   19.500                   18.000                      .16
  Fourth Quarter                                                  22.250                   17.000                      .16
---------------------------------------------------------------------------------------------------------------------------

     On March 31, 2001, the last sale price of the Common Stock, as reported on the Nasdaq National Market, was $14.75. On June 15, 2001, there were 5,657,135 shares of Common Stock outstanding and approximately 1,216 record holders of Common Stock.

     The Company began the payment of cash dividends on its Common Stock during fiscal 1992 and paid $.05 per share for the fourth quarter of that year. During fiscal 2001, 2000, and 1999, the Company paid four quarterly dividends totaling $.64 per share.

     The ability of the Company to pay cash dividends to its stockholders is directly dependent upon the Bank's ability to pay cash dividends to the Company and the earnings and cash flow of the holding company's subsidiaries. The Bank is subject to certain restrictions on the amount of dividends it is permitted to pay. See "Supervision and Regulation - Capital Distributions". As of March 31, 2001, the Bank had distributed to the Company all amounts that can be distributed based on notice to the OTS and any additional distributions will require prior OTS approval.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              AS OF AND FOR THE YEAR ENDED
                                                                                         MARCH 31,
                                                       --------------------------------------------------------------------------
                                                            2001          2000             1999           1998            1997
                                                                   (dollars in thousands, except per share data)
                                                       --------------------------------------------------------------------------
SELECTED RESULTS OF OPERATIONS:
  Interest income                                      $   95,765       $   87,812       $  90,743      $   71,900      $  63,785
  Interest expense                                         61,121           52,689          56,778          40,007         33,629
  Net interest income                                      34,644           35,123          33,965          31,893         30,156
  Provision for loan losses                                 5,900              900           2,181           2,601          2,652
  Noninterest income                                       14,577           21,333          24,718          16,349         12,911
  Noninterest expenses                                     45,433           41,589          41,382          35,391         34,901
  Income (loss) before income taxes                        (2,112)          13,967          15,120          10,250          5,514
  Net income (loss)                                        (1,351)           9,532          10,222           7,210          3,746
                                                       --------------------------------------------------------------------------
PER COMMON SHARE:
  Earnings (loss) per common share-basic               $    (0.24)      $     1.71      $     1.79      $     1.27      $    0.68
  Earnings per common share-diluted                         (0.24)            1.69            1.74            1.23           0.66
  Dividends declared                                         0.64             0.64            0.64            0.60           0.56
  Book value per share                                      13.65            13.21           13.43           13.03          11.99
  Average common shares outstanding-basic                   5,637            5,568           5,714           5,691          5,528
  Average common shares outstanding-diluted                 5,637            5,648           5,866           5,839          5,705
                                                       --------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:
  Total assets                                         $ 1,208,563      $1,245,071      $1,230,000      $1,149,483      $ 823,882
  Securities available for sale                            216,849         210,644         204,618         104,736         96,921
  Investment securities held to maturity                    50,179          61,164          68,298          58,138         51,907
  Loans held for sale                                       14,150          49,240         221,370         332,592         62,882
  Loans receivable, net                                    770,669         780,874         623,270         535,732        515,749
  Allowance for loan losses                                  9,255           7,191           7,345           6,505          5,198
  Investment in real estate                                 66,561          44,956          27,599          24,796         22,912
  Deposits                                                 849,922         769,952         879,665         778,975        557,724
  FHLB advances and other borrowings                       228,379         362,372         221,552         240,855        153,805
  Stockholders' equity                                      76,936          74,471          74,817          74,702         67,874
                                                       --------------------------------------------------------------------------
PERFORMANCE RATIOS:
  Return on average assets                                   -0.11%          0.77%            0.82%           0.83%          0.49%
  Return on average equity                                   -1.75%         13.13%           13.50%          10.00%          5.55%
  Net interest margin - taxable equivalent                    3.04%          3.20%            3.03%           4.11%          4.37%
  Equity to assets                                            6.37%          5.98%            6.08%           6.50%          8.24%
  Efficiency ratio                                           92.30%         73.67%           70.52%          73.36%         81.04%
                                                       --------------------------------------------------------------------------
ASSET QUALITY:
  Total non-accrual loans                              $     4,489      $    8,050      $    6,411      $    7,791      $   6,891
  Potential problem loans                                    9,207           9,517           2,550           4,009          2,503
  Total non-accrual and problem loans                       13,696          17,567           8,961          11,800          9,394
  Real estate owned, net                                     2,501           1,521           2,096           2,947          2,074
  Total problem assets                                      16,197          19,088          11,057          14,747         11,468
  Total problem assets/Total assets                           1.34%           1.53%           0.90%           1.28%          1.39%
  Total problem assets/Loans receivable, net (plus            2.08%           2.42%           1.75%           2.72%          2.20%
    allowance for loan losses/Total problem assets           57.14%          37.67%          66.43%          44.11%         45.33%
  Ratio of net charge-offs to average loans
    receivable, net                                          0.47%           0.15%           0.23%           0.25%          0.63%
                                                       --------------------------------------------------------------------------
CAPITAL RATIOS (TUCKER FEDERAL BANK):
  Leverage capital                                            6.07%           5.75%           5.77%           4.59%          6.72%
  Tier 1 capital                                              9.03%           9.12%           9.97%           7.47%         10.14%
  Total capital                                              10.18%          10.01%          10.99%           8.31%         11.08%
                                                       --------------------------------------------------------------------------
MARKET PRICE OF COMMON STOCK:
  High                                                 $    16.625      $   22.000      $    27.25      $    26.00      $   17.50
  Low                                                        9.250          13.188           17.00           15.00          13.50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

OVERVIEW

     Net loss for the year ended March 31, 2001 totaled $1,351,000 or $0.24 per diluted share, compared with net income of $9,532,000, or $1.69 per diluted share for the year ended March 31, 2000. The Company was engaged in four lines of business: community banking, mortgage banking, mezzanine financing and real estate development and sales. In the third quarter ended December 31, 2000, the Company sold its wholesale mortgage operations. In the fourth quarter ended March 31, 2001, the Company announced that it would exit its retail mortgage banking and construction lending activities conducted from offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. The exit was substantially completed during the fourth quarter of fiscal 2001. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network. Expenses associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance. The Company recognized restructuring charges related to exiting the wholesale mortgage operation and exiting its outlying retail mortgage and construction loan markets of $2,325,000. In addition, in conjunction with the Company's decision to exit its lending activities in outlying markets and the subsequent decision to sell $7,500,000 in non-accrual single family residential loans, the Company recorded a one-time pre-tax charge to its loan loss provision of $3,700,000. Of the total $1,351,000 in net losses, the community banking operation contributed income of $3,037,000; Eagle Real Estate Advisors, the real estate development and sales business, contributed income of $2,613,000; Eagle Bancshares Capital Group, the mezzanine financing unit, accounted for a loss of $151,000; and Prime Eagle Mortgage Corporation, the mortgage banking group, accounted for a loss of $5,356,000. Other operations accounted for a loss of $1,494,000. Other operations consist primarily of revenues and expenses related to the parent company only. Revenues are generated from interest and dividends received on the holding company's portfolio of securities available for sale and interest expense related to the Company's trust preferred securities. Without the one-time charges, operating income for the year would have been $2,565,000, with the community banking operation contributing income of $5,699,000 and the mortgage banking group accounting for a loss of $4,102,000.

SEGMENTS

Community Banking

     For the year ended March 31, 2001, the Company's community banking net income decreased $7,739,000 or 71.82 percent to $3,037,000 or $0.54 per diluted share compared with $10,776,000 or $1.91 per diluted share in the same period a year ago. During the fiscal year ended March 31, 2001, the Company exited all outlying retail mortgage and construction markets and as a result, the community bank recognized a related one-time pre-tax charge of $4,096,000. The initiative to discontinue these product lines in outlying markets will enable the Company to focus on its metropolitan Atlanta franchise and to emphasize deposit relationships with its loan customers thereby potentially reducing the cost of funds.

     In conjunction with the Company's decision to exit its lending activities in outlying markets, the community bank subsequently decided to sell $7,500,000 in non-accrual single family residential loans, the majority of which were originated outside of metropolitan Atlanta. The Company realized a $1,775,000 pre-tax loss when the loan sale was completed, and charged this loss to the allowance for loan losses. The loans sold consisted primarily of first mortgage loans on single-family residences that were originated between 1997 and 2000, and represented 0.21 percent of the $3,571,000,000 in loans originated by the Company during that time period. Because of collateral coverage and mortgage insurance, management historically has been able to minimize losses from delinquent single-family mortgages. However, the Company's decision to sell this portfolio was based upon the belief that the cost to carry and collect these non-accrual loans during an extended workout period could be a significant drain on earnings and management focus. As a result of exiting outlying construction markets the Company evaluated the collectibility of the credits within these markets and recorded a one-time pre-tax charge to the loan loss provision of $1,500,000. In addition, the Company recognized restructuring charges of $396,000 including employee severance and termination costs, leasehold and other contract termination costs and asset impairment cost. Without the one-time charges, operating net income at the community bank would have been $5,699,000 or $1.00 per diluted share

     The community banking segment's efficiency ratio for the year ended March 31, 2001, declined to 73.39 percent compared to 60.83 percent for the same period last year. The primary factors responsible for the decline are the decrease in net interest income coupled with an increase in non-interest expense, more specifically, restructuring charges, salaries and professional services. The principal sources of income for the community bank are interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the community bank are interest paid on deposits, employee compensation, office expenses and data processing expenses.

Mortgage Banking

     For the year ended March 31, 2001, the Company's mortgage banking activities resulted in losses of $5,356,000 or $0.95 per diluted share compared with losses of $4,796,000 or $0.85 per diluted share, in the same period a year ago. The Company sold its wholesale mortgage operations on December 29, 2000 and during the fourth quarter exited its retail mortgage banking activities conducted from offices in Florida, North Carolina, Tennessee, and areas in Georgia other than metropolitan Atlanta. The losses associated with mortgage banking activities were principally attributable to a number of the Company's mortgage banking offices operating below their break-even level of loans closed. During the year ended March 31, 2000, management analyzed the efficiencies of each mortgage loan function and eliminated excess staff. The Company also consolidated many functions to achieve lower break even levels for each office. After further evaluation of various alternatives to improve profitability, management recommended and the Board of Directors approved the exit of all lending activities outside of metropolitan Atlanta. The Company recorded restructuring charges associated with the sale of it wholesale lending operation of $1,142,000 and $787,000 related to exiting outlying retail mortgage markets. These charges included employee severance and termination costs, leasehold and other contract termination cost, asset impairment costs and transaction fees. Without these restructuring charges, the mortgage banking segment would have recognized operating losses in the amount of $4,102,000 or $0.72 per diluted share. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network. Expenses associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance.

Real Estate Development and Sales

     For the year ended March 31, 2001, Eagle Real Estate Advisors generated income of $2,613,000, compared with $3,639,000 in the same period a year ago. In the year ended March 31, 2001, gain on the sales of investment in real estate were $6,779,000 versus $7,135,000 for the same period a year ago.

     Investments in real estate increased 48.06 percent to $66,561,000 at March 31, 2001, from $44,956,000 at March 31, 2000. During fiscal year 2001, lot sales numbered 306 compared to 327 lot sales during the same period last year. In keeping with the Company's decision to focus on its community banking franchise, management has been evaluating strategic alternatives for holding company activities. The Company did not make any material investments in new real estate projects during the year ended March 31, 2001 and does not plan to begin new projects until significant liquidation occurs on existing projects. The rise in real estate assets is attributable to the progression of existing project commitments, primarily the Company's high-rise condominium project. See "Item 1, Investment in Real Estate" for descriptions of real estate projects and their status at March 31, 2001.

Mezzanine Financing

     For the year ended March 31, 2001, Eagle Bancshares Capital Group accounted for a loss of $151,000 compared with income of $1,268,000 in the same period a year ago. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage, and experienced management teams with significant ownership. Management identifies investment opportunities through the Bank's customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants. The principal sources of income for EBCG are interest, fees collected on loans and equity participation agreements. The Company does not plan to engage in new mezzanine lending projects.

     Also included in the mezzanine financing segment are losses associated with the Company's ownership in NextBill.com. The decline in income is principally due to accounting for the Company's ownership in NextBill.com using the equity method and recognizing a loss of $2,664,000 during the year. The loss is comprised of current losses of $1,086,000 and an impairment charge of $1,578,000 recognized during the fourth quarter of fiscal 2001. The charge to earnings during the March 2001 quarter leaves the Company's investment at $1,100,000 after the charge for impairment and previous charges for operating losses. The Company and NextBill.com management are evaluating alternatives regarding this investment. In June, an offer to purchase EBCG's interest in NextBill.com was received. This offer is contingent upon the offerer's ability to arrange funding and negotiation of a mutually acceptable definitive agreement. The Company cannot provide any assurance that this transaction will occur.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND MARCH 31,
2000

NET INCOME (LOSS)

      Eagle Bancshares financial results for fiscal 2001 decreased by $10,883,000 or 114.17 percent to a net loss of $1,351,000 in fiscal 2001 from net income of $9,532,000 in fiscal 2000. For fiscal 2001, net loss per average common share assuming dilution decreased to $0.24 compared to net income per average common share assuming dilution of $1.69 in fiscal 2000. Without the one-time pre-tax charges, operating income for fiscal 2001 would have been $2,565,000 or $0.45 per average common share assuming dilution.

NET INTEREST INCOME

     Net interest income decreased by $479,000 or 1.36 percent to $34,644,000 in fiscal 2001 from $35,123,000 in fiscal 2000. This decrease resulted primarily from an increase in interest-bearing liabilities coupled with an increase in the Company's cost of funds. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased during the year to 284 basis points from 299 basis points in the prior year. The primary reason for the decrease was due to the increase in the cost of interest bearing deposits that increased to 5.54 percent at March 31, 2001 from 4.78 percent at March 31, 2000. The yield on interest earning assets increased to 8.28 percent from 7.89 percent while the cost of interest bearing liabilities increased to 5.44 percent compared to 4.90 percent in the prior year. Many of the Company's assets adjust immediately with prime rate changes. During fiscal year 2001, the Bank's prime rate dropped 100 basis points. Loans and investments are largely funded with longer-term certificates of deposit that adjust less quickly. As these liabilities re-price, the pressure on the Company's net interest spread will ease.

     Interest income received on loans increased $6,712,000 or 9.73 percent to $75,708,000 in fiscal 2001 from $68,996,000 in fiscal 2000. While originations of loans held for sale decreased, the yield on the loan portfolio increased to
8.72 percent for the year compared to 8.26 percent in the prior year. Interest received on mortgage-backed securities increased $794,000 or 8.68 percent to $9,941,000 in fiscal 2001 from $9,147,000 in fiscal 2000. This increase is due to growth in the mortgage-backed securities portfolio during the year. In March 2001, the Company sold $18,709,000 in mortgage-backed securities, thus reflecting a lower portfolio balance at March 31, 2001 as compared to March 31, 2000.The yield on mortgage-backed securities increased 20 basis points to 6.76 percent from 6.56 percent in the prior year. Interest received on securities and other interest earning assets increased $447,000 or 4.62 percent to $10,116,000 in fiscal 2001 from $9,669,000 in fiscal 2000. The yield on securities and other interest earning assets increased 13 basis points to 7.19 percent from 7.06 in the prior year.

     Interest expense increased $8,432,000 or 16.00 percent to $61,121,000 in fiscal 2001 from $52,689,000 in fiscal 2000. This is primarily the result of an increase in deposit balances coupled with an increase in the cost of funds. Interest expense on deposits increased $7,937,000 or 22.28 percent to $43,555,000 in fiscal 2001 from $35,618,000 in fiscal 2000. The cost of deposits increased 76 basis points to 5.54 percent during the year from 4.78 percent in the prior year. The increase is primarily attributable to certificates of deposit issued prior to the decline in interest rates experienced during fiscal 2001. The majority of these certificates of deposit, 71.55 percent, have a remaining term of one year or less. Additionally, during fiscal 2001, the Bank offered a 7.00 percent interest rate on new money market accounts opened on its Internet banking site, justrightbank.com. These money market accounts have all repriced to lower interest rates as of April 1, 2001. The Bank offers a tiered money market account and the current rate is based on the balance in each account. Interest expense on FHLB advances and other borrowings increased $501,000 or 3.44 percent to $15,083,000 in fiscal 2001 from $14,582,000 in fiscal 2000. During the year, the Bank's cost of FHLB advances and other borrowings increased 4 basis points to 4.89 percent from 4.85 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale. Interest expense related to trust preferred securities decreased $6,000 or 0.24 percent to $2,483,000 in fiscal 2001, from $2,489,000 in fiscal 2000.

PROVISION FOR LOAN LOSSES

     The Company increased the provision for loan losses $5,000,000 or 555.56 percent to $5,900,000 in fiscal 2001 from $900,000 in fiscal 2000. Total non-performing and potential problem assets decreased to $16,197,000 at March 31, 2001 compared to $19,088,000 at March 31, 2000. Total problem assets, which include all non-performing and classified assets, decreased to 1.34 percent of total assets at March 31, 2001, from 1.53 percent of total assets at March 31, 2000. In conjunction with the Company's decision to exit its lending activities in outlying markets and the subsequent decision to sell the $7,5000,000 portfolio of non-accrual loans, the Company recorded a one-time pre tax charge to the loan loss provision of $3,700,000. This provision expense is primarily attributable to the following charges. Approximately $1,775,000 of this provision charge was taken as a specific reserve to reflect impairment of the portfolio of non-accrual residential mortgage loans discussed above. The additional provision expense of approximately $1,500,000 was recognized after the Company evaluated the collectibility of the credits in the outlying construction markets. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of loan loss allowance. See "Credit Risk Management and Allowance for Loan Losses."

NON-INTEREST INCOME

     Non-interest income decreased by $6,756,000 or 31.67 percent to $14,577,000 for fiscal 2001 from $21,333,000 for fiscal 2000. Historically, mortgage production fees were the largest component of non-interest income and such fees decreased $2,861,000 or 40.63 percent to $4,180,000 compared to $7,041,000 in fiscal 2000. The volume of loans sold in the secondary market decreased to $452,677,000 during 2001 compared to $814,677,000 during 2000. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market, which is affected by job creations, interest rates and general economic conditions. In addition, the margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

SUMMARY OF MORTGAGE PRODUCTION


(dollars in thousands)
Year ended March 31,                   2001              2000
                                    -----------------------------
  Fees                              $   4,180          $    7,041
  Dollar                            $ 452,677          $  814,677
  volume sold
  Margin earned                          0.92%               0.86%

     The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 2001, 2000, and 1999, the Company sold the majority of mortgage loans with servicing released and the largest component of mortgage production fees was service release premiums. As discussed previously, the Company exited its wholesale mortgage operations and retail mortgage operations outside of metropolitan Atlanta during fiscal 2001. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network, however, income associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance.

     Service charges, at the community bank, increased $802,000 or 31.17 percent to $3,375,000 in fiscal 2001 compared to $2,573,000 in fiscal 2000. During fiscal 2000, the Bank introduced courtesy overdraft services which is designed to increase fees received from service charges. The increase in services charges during the current year reflects fees earned from this service.

     In addition, income generated from Eagle Real Estate Advisors decreased $492,000 or 5.96 percent to $7,760,000 in fiscal 2001 from $8,252,000 during fiscal 2000. This decrease was due to decreased gains recorded on the sales of investments in real estate amounting to $6,779,000 and real estate commissions of $981,000 compared to gains of $7,135,000 and commissions of $1,117,000 in fiscal 2000. The primary reason for the decrease in gains recorded was due to a decrease in lot sales. During fiscal 2001, 306 residential lots were sold in the Company's real estate projects compared to 327 in the prior period. Additionally, in fiscal 2001, approximately $1,791,000 was attributable to the sale of acreage purchased for resale. During fiscal 2000, $1,268,000 in gains recorded was attributable to the sale of the Company's Barnes and Noble Store and approximately $1,052,000 was attributable to the sale of acreage purchased for resale.

     In the quarter ended March 31, 2000, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company, NextBill.com. During fiscal 2001, the Company recorded a loss of $2,664,000,000 in connection with its investment in NextBill.com. The loss is comprised of current losses of $1,086,000 and an impairment charge of $1,578,000 recognized during the fourth quarter of fiscal 2001. See "Item 1(b), Financial Information about Industry Segments".

     Gain/loss on sales of investment securities available for sale decreased $618,000 to a loss of $599,000 in fiscal 2001 from a gain of $19,000 in fiscal 2000. Eagle Bancshares modified its investment objectives and reconfigured its holdings accordingly to lock in yield and protect itself from undesired excess liquidity given the rapidly declining rate environment. In conjunction with this decision, the Company recognized a $460,000 loss on the sale of investments during the fourth quarter. The Company also recognized impairment on an investment in preferred stock at a troubled financial institution after review of their recent earnings announcements and discontinuation of dividends. This impairment resulted in a $250,000 charge to earnings in fiscal 2001. During fiscal 2001, gain/loss on sales of fixed assets decreased $347,000 to a loss of $194,000 from a gain of $153,000 in fiscal 2000. Gain on sales of real estate acquired in settlement of loans decreased $205,000 or 86.13 percent to $33,000 in fiscal 2001 from $238,000 during fiscal 2000.

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

     Miscellaneous income increased $467,000 or 21.05 percent to $2,686,000 in fiscal 2001 from $2,219,000 in fiscal 2000. The increase is in large part attributable to rental income received from the Company's leases on retail space located in the McGinnis Ferry Shopping Center and the Parkside Shopping Center. See "Item 2, Properties".

NON-INTEREST EXPENSE

     Non-interest expense increased $3,844,000 or 9.24 percent to $45,433,000 in fiscal 2001 from $41,589,000 in fiscal 2000. The Company's efficiency ratio was
92.30 percent for fiscal 2001 compared to 73.67 percent for fiscal 2000. In general, the increase in non-interest expense is primarily attributable to restructuring charges, professional services and miscellaneous expense.

     Salaries and employee benefits decreased $2,355,000 or 11.19 percent to $18,689,000 in fiscal 2001 compared to $21,044,000 in fiscal 2000. This decrease is due to continuing programs to improve efficiency, including exiting wholesale mortgage operations and retail mortgage and construction lending markets outside of metropolitan Atlanta, resulting in total reduction in work force of approximately 140 positions during fiscal 2001. The impact of the reduction in workforce resulting from exiting the wholesale lending operations and outlying lending markets will be more fully reflected in the results of fiscal 2002. Occupancy expense decreased $698,000 or 11.98 percent to $5,127,000 in fiscal 2001, as the Company exited markets and the wholesale lending operations, compared to $5,825,000 in fiscal 2000. Data processing expense increased $258,000 or 9.32 percent to $3,025,000 from $2,767,000 in fiscal 2000. This increase is primarily attributable to enhancements associated with the Bank's Internet site, justrightbank.com and electronic banking services. Marketing expense increased $595,000 or 31.53 percent to $2,482,000 in fiscal 2001 compared to $1,887,000 in fiscal 2000. The increase is attributable to an increased multimedia campaign largely designed to promote the Company's Internet banking site, justrightbank.com. Professional fees increased $1,674,000 or 81.03 percent to $3,740,000 in fiscal 2001 from $2,066,000 for fiscal 2000. The increase is largely attributable to legal expenses incurred in connection with the Prime Lending lawsuits. Federal insurance premiums decreased $87,000 or
20.37 percent to $340,000 in fiscal 2001 from $427,000 in fiscal 2000. Real estate owned provision increased $169,000 or 169.00 percent to $269,000 in fiscal 2001 from $100,000 in fiscal 2000. The increase is attributable to an in depth evaluation of the portfolio of real estate acquired in settlement of loans to ensure that the carrying value of these properties are in line with market conditions and appraised values. Based upon this evaluation the Company recorded specific reserves related to certain properties in the portfolio.

RESTRUCTURING CHARGES

     In the fiscal year ended March 31, 2001, the Company recorded $2,325,000 in restructuring charges associated with the Company's strategic plans to exit wholesale mortgage operations and outlying retail mortgage and construction lending markets, enabling the Company to focus on its metropolitan Atlanta franchise. Charges recorded in connection with these plans include employee severance and termination costs, leasehold and other contract termination costs, asset impairment costs, and transaction fees. As a result of restructuring plans in 2001, the Company eliminated 68 positions and recorded charges for the resulting employee severance and termination costs to be paid. Leasehold termination costs included payments on remaining lease obligations for leased premises or lease cancellation payments. Contract termination costs were also recorded representing the cost to buy out the remaining term or the remaining payments on data processing and telecommunication contracts that will provide no future benefit to the Company as a result of these plans. Other assets, primarily computer hardware and software and office furniture and fixtures, the value of which was considered to be impaired since they no longer would be used as a result of the closure of facilities or the reduction in workforce, were also written down to fair value.

     Through March 31, 2001, $1,296,000 has been charged against the accrual. At March 31, 2001, $193,000 of the wholesale mortgage accrual and $836,000 of the accrual related to existing outlying markets remained primarily in employee severance and termination costs and leasehold and other contract termination costs.

     Employee severance and termination costs of $362,000 include severance payments to be paid in a lump sum or over a defined period, and related benefits for 24 employees terminated in connection with these plans. The Company notified the employees of their termination on or before the announcement of these plans. Certain employees were retained beyond March 31, 2001 to assist in an orderly exit of the markets. Each employee has been notified of their termination date and the committed severance payment was accrued. Through March 31, 2001, $23,000 in employee severance and termination costs has been paid, leaving $339,000 for future payments.

     Occupancy charges of $1,816,000 include leasehold and other contract termination costs and other asset impairment costs. These charges include the write-down of leasehold improvements and furniture and equipment. These write-downs resulted from excess space due to exiting of markets, the reduction in the workforce and from closings of loan offices. The amount of the write-down represents the difference between the carrying value of the assets at the time that the impairment was determined and the estimated net proceeds expected to be received upon disposal. The remainder of the occupancy charges represents the future lease and other contract obligations or lease and other contact cancellation penalties in connection with the closure of loan offices and certain other corporate space. Other contract obligations consist of primarily data processing and telecommunication contracts that no longer provide a benefit to the Company as a result of these plans. Through March 31, 2001, $1,126,000 in occupancy charges was utilized, leaving $690,000 for future payments.

     As a result of the decision to exit the wholesale mortgage operations, the Company recorded an impairment charge for the unamortized balance of goodwill associated with that operation. The Company determined that the goodwill associated with the wholesale mortgage operation was no longer recoverable as there will be no future cash flows from that operation. Therefore, an impairment charge of $56,000 was included in the restructuring charges.

     In addition, transaction costs of $91,000 include fees paid to advisors and attorneys related to the disposal of the wholesale mortgage operations and are included in the restructuring costs.

     The Company sold the wholesale mortgage operations on December 29, 2000 and exited all outlying retail mortgage and construction loan markets during the quarter ended March 31, 2001. Restructuring charges for the year ended March 31, 2001 are presented below:

RESTRUCTURING CHARGES

                                                                                            March 31, 2001
(dollars in thousands)                              2001 Accrual      Utilized in 2001         Balance
------------------------------------------------------------------------------------------------------------
Employee severance and termination costs               $  362               $   23              $  339
------------------------------------------------------------------------------------------------------------
Leasehold and other contract termination costs            900                  210                 690
------------------------------------------------------------------------------------------------------------
Other asset impairment                                    916                  916                  --
------------------------------------------------------------------------------------------------------------
Intangible impairment                                      56                   56                  --
------------------------------------------------------------------------------------------------------------
Transaction costs                                          91                   91                  --
------------------------------------------------------------------------------------------------------------
   Total restructuring fees                            $2,325               $1,296              $1,029
------------------------------------------------------------------------------------------------------------

     Miscellaneous expenses increased $1,963,000 or 26.27 percent to $9,463,000 in fiscal 2001 compared to $7,473,000 in fiscal 2000. This increase is in large part attributable to marketing expenses associated with three of the Company's investments in real estate. Additionally in fiscal 2001, the Company recognized impairment of an investment in preferred stock and recorded a pre-tax charge to earnings of $250,000, which is included in miscellaneous expense.

INCOME TAX EXPENSE

     The Company's effective tax rate for fiscal 2001 was 36.03 percent compared to 31.75 percent in the prior year.

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

NET INTEREST INCOME

     Net interest income increased by $1,158,000 or 3.41 percent to $35,123,000 in fiscal 2000 from $33,965,000 in fiscal 1999. This increase resulted primarily from a decrease in the Company's cost of funds. The Bank's net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) increased during the year to 299 basis points from 269 basis points in the prior year. The primary reason for the increase was due to the decrease in the cost of interest bearing liabilities. The yield on interest earning assets decreased to 7.89 from 7.96 percent while the cost of interest bearing liabilities decreased to 4.90 percent compared to 5.27 percent in the prior year.

     Interest income received on loans decreased $7,132,000 or 9.37 percent to $68,996,000 in fiscal 2000 from $76,128,000 in fiscal 1999. The decrease was primarily attributable to a decrease in the Company's loans held for sale portfolio. While originations of loans held for sale decreased, the yield on the loan portfolio increased to 8.26 percent for the year compared to 8.21 percent in the prior year. Interest received on mortgage-backed securities increased $3,251,000 or 55.14 percent to $9,147,000 in fiscal 2000 from $5,896,000 in fiscal 1999. This increase is due to growth in the mortgage-backed securities portfolio during the year. The yield on mortgage-backed securities decreased 11 basis points to 6.56 percent from 6.67 percent in the prior year. Interest received on securities and other interest earning assets increased $950,000 or
10.90 percent to $9,669,000 in fiscal 2000 from $8,719,000 in fiscal 1999.
During fiscal 2000 and 1999, the yield on securities and other interest earning assets remained relatively stable at 7.06 percent and 7.09 percent, respectively.

     Interest expense decreased $4,089,000 or 7.20 percent to $52,689,000 in fiscal 2000 from $56,778,000 in fiscal 1999. This is primarily the result of a decrease in deposit balances coupled with a decline in the cost of funds. Interest expense on deposits decreased $6,349,000 or 15.13 percent to $35,618,000 in fiscal 2000 from $41,967,000 in fiscal 1999. The cost of deposits decreased 46 basis points to 4.78 percent during the year from 5.24 percent in the prior year. Interest expense on FHLB advances and other borrowings increased $1,458,000 or 11.11 percent to $14,582,000 in fiscal 2000 from $13,124,000 in fiscal 1999. During the year, the Bank's cost of FHLB advances and other borrowings decreased 26 basis points to 4.85 percent from 5.11 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale. In addition, the Company issued $28,750,000 of trust preferred securities during the second quarter of fiscal 2000. Interest expense related to these securities increased $802,000 or 47.54 percent to $2,489,000 in fiscal 2000, from 1,687,000 in fiscal 1999.

PROVISION FOR LOAN LOSSES

     The Company decreased its provision for loan losses $1,281,000 or 58.73 percent to $900,000 in fiscal 2000 from $2,181,000 in fiscal 1999. Total non-performing and potential problem assets increased to $19,088,000 at March 31, 2000 compared to $11,057,000 at March 31, 1999. Total problem assets, which include all non-performing and classified assets, increased to 1.53 percent of total assets at March 31, 2000, from 0.90 percent of total assets at March 31, 1999. Management continually evaluates the inherent risks in the Company's existing loan portfolio and the level of existing loan loss allowance.
See "Credit Risk Management and Allowance for Loan Losses."

NON-INTEREST INCOME

     Non-interest income decreased by $3,385,000 or 13.69 percent to $21,333,000 for fiscal 2000 from $24,718,000 for fiscal 1999. Mortgage production fees are the largest component of non-interest income and such fees decreased $7,838,000 or 52.68 percent to $7,041,000 compared to $14,879,000 in fiscal 1999. The volume of loans sold in the secondary market decreased to $814,677,000 during 2000 compared to $1,485,825,000 during 1999. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market, which is affected by job creations, interest rates and general economic conditions. The margin earned on loans sold has declined since fiscal year 1998 partially due to increased production generated by the Bank's wholesale mortgage area. In addition, the margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

SUMMARY OF MORTGAGE PRODUCTION

(dollars in thousands)
Year ended March 31,                   2000              1999
                              -----------------------------------
  Fees                              $     7,041      $    14,879
  Dollar                            $   814,677      $ 1,485,825
  volume sold
  Margin earned                            0.86%            1.00%

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

     Service charges, at the community bank, increased $428,000 or 19.95 percent to $2,573,000 in fiscal 2000 compared to $2,145,000 in fiscal 1999. The Bank has introduced new deposit products designed to increase fees received from service charges and manage the collection of fees related to overdrafts.

     During fiscal 2000, the Bank sold its Towne Lake Branch in Cherokee County. The sale of the Towne Lake deposits and branch location generated a gain of $673,000.

NON-INTEREST EXPENSE

     Non-interest expense increased $207,000 or 0.50 percent to $41,589,000 in fiscal 2000 from $41,382,000 in fiscal 1999. The Company's efficiency ratio was
73.67 percent for fiscal 2000, compared to 70.52 percent for fiscal 1999. In general, the increase in non-interest expense is primarily attributable to an increase in occupancy expense and professional services.

     Salaries and employee benefits decreased $1,194,000 or 5.37 percent to $21,044,000 in fiscal 2000 compared to $22,238,000 in fiscal 1999. This decrease is due to continuing programs to improve efficiency resulting in reductions in work force of 112 positions. Occupancy expense increased $822,000 or 16.43 percent to $5,825,000 in fiscal 2000 compared to $5,003,000 in fiscal 1999. Marketing expense decreased $229,000 or 10.82 percent to $1,887,000 in fiscal 2000 compared to $2,116,000 in fiscal 1999. Professional fees increased $799,000 or 63.06 percent to $2,066,000 in fiscal 2000 from $1,267,000 for fiscal 1999.
As a result of the decrease in deposits coupled with a decrease in the premium rate charged, federal insurance premiums decreased $148,000 or 25.74 percent to $427,000 in fiscal 2000 from $575,000 in fiscal 1999.

     Miscellaneous expenses decreased $60,000 or 0.80 percent to $7,473,000 in fiscal 2000 compared to $7,533,000 in fiscal 1999.

INCOME TAX EXPENSE

     The Company's effective tax rate for fiscal 2000 was 31.75 percent compared to 32.39 percent in the prior year.

INTEREST RATE AND MARKET RISK

     The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company's interest rate risk position is managed by ALCO. ALCO's objective is to optimize the Company's financial position, liquidity and net interest income, while remaining within the Board of Director's approved limits.

     The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company's net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company's assets and liabilities. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. These simulations incorporate assumptions regarding balance sheet growth, asset and liability mix, pricing and maturity characteristics of the existing and projected balance sheets. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly reviews the overall interest rate risk position and asset and liability management strategies.

     The Company uses three standard scenarios - rates unchanged, rising rates, and declining rates - in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 200 basis points upward and downward rate ramp. The Company closely monitors each scenario to manage interest rate risk.

     Management estimates the Company's annual net interest income would increase approximately $1,331,955 or 4.26 percent, and decrease approximately $1,667,751 or 5.34 percent in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over March 31, 2001, estimates a $6,983,000 or
8.44 percent decrease in market value. The Company estimates a like decrease in rates would decrease market value $2,564,000 or 3.10 percent. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

     In fiscal 2002, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable which could also create significant risk to net interest income.

     The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 2001, 2000 and 1999.

AVERAGE BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------------
Year ended March 31,                             2001                              2000                            1999
                                     AVERAGE                 YIELD/    Average                 Yield/   Average             Yield/
(dollars in thousands)               BALANCE     INTEREST    COST      Balance   Interest      Cost     Balance    Interest  Cost
------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans receivable(1)                $  811,771   $ 71,503     8.81%   $ 697,664  $ 60,070      8.61%   $ 572,610  $ 53,287   9.31%
  Loans held for sale                    55,960      4,205     7.51%     137,349     8,926      6.50%     354,495    22,841   6.44%
  Mortgage-backed securities            146,977      9,941     6.76%     139,470     9,147      6.56%      88,363     5,896   6.67%
  FHLB stock                             12,523        957     7.64%      11,871       909      7.66%      10,592       794   7.50%
  Taxable investments(2)                 53,404      3,539     6.63%      66,898     4,309      6.44%      50,418     3,218   6.38%
  Tax-exempt investment securities(2)    71,473      5,480     7.67%      66,150     5,002      7.56%      69,999     5,330   7.61%
  Interest earning deposits and          14,184        921     6.49%       2,502       183      7.31%       3,644       204   5.60%
    federal funds sold
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets         1,166,292     96,546     8.28%   1,121,904    88,546      7.89%   1,150,121    91,570   7.96%
Non-interest earning assets             102,501                          108,977                           95,136
------------------------------------------------------------------------------------------------------------------------------------
Total assets                          1,268,793                        1,230,881                        1,245,257
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
  Interest-bearing deposits             109,191      3,458     3.17%     108,413     3,476      3.21%     104,754     3,608   3.44%
  Savings                                31,379        465     1.48%      35,042       607      1.73%      37,884       912   2.41%
  Money markets                          83,965      4,262     5.08%      81,753     3,150      3.85%      69,863     2,772   3.97%
  Certificates of deposit               561,513     35,370     6.30%     520,165    28,385      5.46%     588,246    34,675   5.89%
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                        786,048     43,555     5.54%     745,373    35,618      4.78%     800,747    41,967   5.24%
  Advances and other borrowings         308,574     15,083     4.89%     300,856    14,582      4.85%     256,771    13,124   5.11%
  Trust preferred securities             28,750      2,483     8.64%      28,750     2,489      8.66%      19,186     1,687   8.79%
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities    1,123,372     61,121     5.44%   1,074,979    52,689      4.90%   1,076,704    56,778   5.27%
Non-interest bearing deposits            53,270                           53,084                           47,795
Non-interest bearing liabilities         15,003                           30,226                           45,049
Stockholders' equity                     77,148                           72,592                           75,709
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity          1,268,793                        1,230,881                        1,245,257
------------------------------------------------------------------------------------------------------------------------------------
Net interest/rate spread                            35,425     2.84%                35,857      2.99%                34,792   2.69%
Taxable-equivalent adjustment                         (781)                           (734)                            (827)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                       $ 34,644                        $ 35,123                         $ 33,965
Net interest earning assets/net
  interest margin                    $   42,920                3.04%   $  46,925                3.20%   $  73,417             3.03%
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets as a
  percentage of interest bearing
  liabilities                           103.82%                          104.37%                          106.82%
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

RATE/VOLUME ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      2001 COMPARED TO 2000                    2000 Compared to 1999
Increase (decrease) due to                            RATE         VOLUME         TOTAL         Rate        Volume        Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest income on interest earning assets:
   Loans receivable                                    $ 1,424      $ 10,009       $ 11,433    $ (4,231)     $ 11,014    $  6,783
   Loans held for sale                                   1,216        (5,937)        (4,721)         211      (14,126)    (13,915)
   Mortgage-backed securities                              284           510            794         (99)        3,350       3,251
   FHLB stock                                              (2)            50             48           17           98         115
   Taxable investment securities                           124         (894)          (770)           31        1,060       1,091
   Tax-exempt investment securities(1)                      74           404            478         (35)         (293)       (328)
   Interest earnings deposits                             (23)           761            738           53          (74)        (21)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                    3,097         4,903          8,000      (4,053)        1,029      (3,024)
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense on interest bearing liabilities:
   Deposits                                              5,895         2,042          7,937      (3,541)       (2,808)     (6,349)
   FHLB advances and other borrowings                      121           380            501        (694)        2,152       1,458
   Trust preferred securities                              (6)             0            (6)         (25)          827         802
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    6,010         2,422          8,432      (4,260)          171      (4,089)
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income                    $ (2,913)      $  2,481       $  (432)       $  207       $  858    $  1,065
-----------------------------------------------------------------------------------------------------------------------------------

(1) Reflects taxable-equivalent adjustments using the statutory federal and state income tax rate of 39% in adjusting interest on tax-exempt investment securities to a taxable equivalent basis.

     The Bank's ALCO has primary responsibility for managing the Company's exposure to interest rate risk. ALCO's subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

     Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company's Gap position is evaluated and reviewed continuously. The Company has a negative one year Gap of
1.16 percent as of March 31, 2001.

     The following table presents the Company's interest sensitivity gap between interest earning assets and interest bearing liabilities at March 31, 2001. The gap analysis is prepared using either actual repricing intervals or maturity dates when stated. Loans held for sale are included in less than three months since it is management's intent to sell them within that time. Equity securities having no stated maturity are reported after five years. Historically, the Company's NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Company considers a portion of money market accounts to be rate sensitive based on historical growth trends and management's expectations.

GAP ANALYSIS

------------------------------------------------------------------------------------------------------------------------------
March 31, 2001                                             More than     More than      More than
                                             Less than     3 months       1 year       3 years to      After 5
(dollars in thousands)                        3 months     to 1 year     to 3 years      5 years        Years         Total
------------------------------------------------------------------------------------------------------------------------------
Interest earning assets re-pricing:
Loans receivable                              $361,604     $  92,830      $ 103,015      $ 58,417      $162,891     $  778,757
Investment securities (1)                       19,443        22,272         35,013        35,745       154,825        267,298
Loans held for sale                             14,150            --             --            --            --         14,150
FHLB Stock                                          --            --             --            --        10,071         10,071
Interest bearing deposits                       11,358            --             --            --            --         11,358
------------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets                406,555       115,102        138,028        94,162       327,787      1,081,634
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities re-pricing:
Deposits                                       183,027       249,329        138,775        77,528       152,189        800,848
Borrowings                                      53,373        50,002         20,837            --       104,167        228,379
------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities           236,400       299,331        159,612        77,528       256,356      1,029,227
------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity Gap                  170,155      (184,229)       (21,584)       16,634        71,431         52,407

Cumulative interest rate sensitivity Gap      $170,155     $ (14,074)     $ (35,658)     $(19,024)     $ 52,407
------------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate sensitivity Gap
as a percentage of total assets                  14.08%        (1.16)%        (2.95)%       (1.57)%        4.34%
------------------------------------------------------------------------------------------------------------------------------

(1) Excludes the effect of SFAS No. 115, "Accounting for Certain Investment Debt and Equity Securities", consisting of net unrealized losses in the amount of $270,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following table sets forth certain information at March 31, 2001, regarding the dollar amount of loans maturing in the Bank's net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.

-------------------------------------------------------------------------------------------------------------
March 31, 2001                                            One Year        One Year to    After
  (dollars in thousands)                                   or Less        Five Years   Five Years     Total

Real estate mortgage loans:
  Fixed rates                                              $ 12,342      $  39,368     $267,680     $319,390
  Adjustable rates                                           13,802         20,142      144,173      178,117
Real estate construction, net:
  Fixed rates                                                10,889          2,682            -       13,571
  Adjustable rates                                          176,768         18,533          148      195,449
Commercial loans:
  Fixed rates                                                 1,017            733        9,546       11,296
  Adjustable rates                                           12,098          5,421        1,839       19,358
Mezzanine, net - Fixed rates                                 10,579          6,410          675       17,664
Leases - Fixed rates                                            118              -            -          118
Consumer and others - Fixed rates                             1,507         15,497        6,790       23,794
-------------------------------------------------------------------------------------------------------------
   Total                                                  $ 239,120      $ 108,786     $430,851     $778,757
-------------------------------------------------------------------------------------------------------------
Less:
   Deferred costs and other unearned income                                                            1,167
   Allowance for loan losses                                                                         (9,255)
-------------------------------------------------------------------------------------------------------------
   Total                                                                                            $770,669
-------------------------------------------------------------------------------------------------------------

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The next table sets forth the dollar amount of all loans due after one year from March 31, 2001, which have predetermined interest rates and have floating or adjustable rates.

-----------------------------------------------------------------------------------
March 31, 2000                               Predetermined        Floating or
  (dollars in thousands)                         Rates          Adjustable Rates
-----------------------------------------------------------------------------------
Real estate-mortgage                              $  307,048         $     164,315
Real estate-construction, net                          2,682                18,681
Commercial                                            10,279                 7,260
Mezzanine, net                                         7,085                    --
Leases                                                    --                    --
Consumer and other                                    22,287                    --
-----------------------------------------------------------------------------------
     Total                                        $  349,381         $     190,256
-----------------------------------------------------------------------------------

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

LOAN PORTFOLIO AND CONCENTRATION

     For the fiscal year ended March 31, 2001, loans receivable, net, declined $10,205,000 or 1.31 percent to $770,669,000 compared to $780,874,000 at March
31, 2000. Construction loans, acquisition and development loans, residential first mortgages and consumer loans decreased while non-residential first mortgages and home equity and second mortgages increased during fiscal 2001.

     The community banking group originates primarily construction and acquisition and development loans, non-residential real estate mortgages, commercial, consumer and home equity and second mortgage loans in the metropolitan Atlanta area. Additionally, EBCG and the Bank have invested $20,861,000 as of March 31, 2001, in thirteen mezzanine financing loans. These loan categories decreased $16,772,000 or 2.80 percent to $581,909,000 at March 31, 2001 from $598,681,000 at March 31, 2000. At March 31, 2001, these loans represented 66.91 percent of the loan portfolio versus 64.69 percent at March 31, 2000. The mortgage banking group primarily originates loans held for sale. Loans held for sale decreased $35,090,000 or 71.26 percent to $14,150,000 at March 31, 2001 from $49,240,000 at March 31, 2000. Both groups contribute to the Company's portfolio of residential mortgage loans. During fiscal 2001, the Company grew the non-residential real estate first mortgage loan portfolio, along with increasing its portfolio of home equity loans. In keeping with the Company's strategic plan to exit outlying mortgage and construction lending markets, the Company's construction loan and acquisition and development loan portfolio shrank. In fiscal 2002, it is the Company's intent to grow its commercial loan portfolio and to continue to grow its portfolio of home equity loans. In addition, the Company intends to increase the non-residential real estate mortgage portfolio slightly during the upcoming year, while maintaining the residential first mortgage loan portfolio at substantially the same level.

     In accordance with the Company's business plan, the volume of construction and acquisition and development lending increased over the previous four years. During the fourth quarter of fiscal 2001, the Company exited all construction lending markets outside of metropolitan Atlanta, decreasing the level of originations and outstanding commitments in construction loans. The Company had construction loan offices in five markets outside of the metropolitan Atlanta area. The Company had total commitments of approximately $150,000,000 in construction loans in these markets at the end of December 2000 and at March 31, 2001, total commitments decreased to $116,657,000. While it is the Company's intent to increase the volume of construction and acquisition and development loans in the metropolitan Atlanta area, the Company expects the construction and acquisition loan portfolio to decline from the March 31, 2001 level. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and close monitoring of the process. The Company's underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels of unsold homes by price range and location, the feasibility of house plans and costs, the growth prospects for the economy and the impact of changes in interest rates. The Company closely monitors construction progress and draws throughout the process. In addition, no single customer accounted for more than 2.0 percent of the Company's loans in fiscal 2001, 2000 or 1999.

     In 1993, the Company began a leasing operation, which purchased leases from approved lessors. Each credit was underwritten based upon the lessee's cash flow, business prospects and ability to make rental payments. In December 1995, the Company began to experience delinquencies in the portfolio. As a result of delinquencies primarily with two relationships, the Bank discontinued purchasing leases during fiscal 1997 and let the existing portfolio repay. Leases at March 31, 2001, were $118,000 or 0.01 percent of total loans compared to $802,000 at March 31, 2000.

LOAN PORTFOLIO MIX

--------------------------------------------------------------------------------------------------------------------------------
         At March 31,                     2001                     2000                     1999                     1998
        (dollars in thousands)    AMOUNT         %        Amount          %         Amount          %       Amount          %
--------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Construction                 $ 189,227       21.76%   $ 236,003       25.50%   $   206,790      28.04%  $ 197,811       31.90%
  Acquisition & development      107,513       12.36%     128,186       13.85%        71,995       9.76%     41,992        6.77%
Real estate mortgage loans:
  Non-residential                105,500       12.13%      80,982        8.75%        58,562       7.94%     71,515       11.53%
  Residential                    287,647       33.08%     325,948       35.22%       272,553      36.97%    192,994       31.12%
  Home equity and second
   mortgages                     104,360       12.00%      80,131        8.66%        61,699       8.37%     46,218        7.45%
--------------------------------------------------------------------------------------------------------------------------------
Total real estate loans          794,247       91.33%     851,250       91.98%       671,599      91.08%    550,530       88.77%
--------------------------------------------------------------------------------------------------------------------------------
Other loans:
  Commercial                      30,654        3.52%      29,499        3.19%        22,896       3.11%     15,681        2.53%
  Mezzanine                       20,861        2.40%      17,835        1.93%         8,225       1.12%     10,746        1.73%
  Leases                             118        0.01%         802        0.09%         3,354       0.45%      9,463        1.53%
  Consumer and other              23,794        2.74%      26,045        2.81%        31,263       4.24%     33,755        5.44%
--------------------------------------------------------------------------------------------------------------------------------
  Total other loans               75,427        8.67%      74,181        8.02%        65,738       8.92%     69,645       11.23%
--------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable     869,674      100.00%     925,431      100.00%       737,337     100.00%    620,175      100.00%
--------------------------------------------------------------------------------------------------------------------------------
 Less:
Undisbursed portion of loans
  in process                     (90,917)                (137,966)                  (106,704)               (77,302)
Deferred costs (fees) and
   other unearned income           1,167                      600                        (18)                  (636)
Allowance for loan losses         (9,255)                  (7,191)                    (7,345)                (6,505)
--------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net          $ 770,669                $ 780,874                  $ 623,270              $ 535,732
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------
       At March 31,                        1997
  (dollars in thousands)           Amount      %
--------------------------------------------------
Real estate loans:
  Construction                   $205,086    33.98%
  Acquisition & development        35,408     5.87%
Real estate mortgage loans:
  Non-residential                  65,748    10.89%
  Residential                     194,821    32.28%
  Home equity and second
   mortgages                       43,752     7.25%
--------------------------------------------------
Total real estate loans           544,815    90.27%
--------------------------------------------------
Other loans:
  Commercial                       15,160     2.51%
  Mezzanine                            --       --
  Leases                           19,939     3.30%
  Consumer and other               23,648     3.92%
--------------------------------------------------
  Total other loans                58,747     9.73%
--------------------------------------------------
Total gross loans receivable      603,562   100.00%
--------------------------------------------------
 Less:
Undisbursed portion of loans
  in process                     (80,801)
Deferred costs (fees) and
   other unearned income          (1,814)
Allowance for loan losses         (5,198)
--------------------------------------------------
Loans receivable, net            $515,749
--------------------------------------------------


     The following table exhibits the geographic location of the Company's real estate construction and acquisition and development loans.

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION


         ------------------------------------------------------------------------------------------------------
         At March 31, 2001                                   Acquisition &                        % of Total
           (dollars in thousands)            Construction     Development            Total        by Location
         ------------------------------------------------------------------------------------------------------
         Atlanta, GA                          $   109,314       $   70,769       $   180,083            60.69%
         Jacksonville, FL                          27,177           28,803            55,980            18.86%
         Charlotte, NC                             21,306            4,957            26,263             8.85%
         Augusta, GA                               12,879               96            12,975             4.37%
         Savannah, GA                               3,397            2,614             6,011             2.03%
         Chattanooga, TN                           15,154              274            15,428             5.20%
         ------------------------------------------------------------------------------------------------------
           Total by type                      $   189,227      $   107,513       $   296,740           100.00%
         ------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES AND RISK ELEMENTS

     The Bank has an Asset Quality Committee (the "AQC"), comprised of management, which reports on asset quality at least quarterly to the Board of Directors. Management and the AQC consider numerous factors in identifying potential problem loans including, among other factors, the estimated value of the underlying collateral, loan concentrations, specific loan problems, economic conditions that may affect the borrower's ability to repay, past payment experience, general market conditions and such other factors as management or the AQC believes should be considered under existing circumstances. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments with regard to information available to them at the time of the examination. Management is not aware of any loans classified for regulatory purposes as loss, doubtful or substandard that (i) have not been disclosed and (ii) either (a) represent or result from trends or uncertainties, which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(b) represent material credits in which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

     Management believes that the Bank's credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank's allowance for probable loan losses is adequate in relation to the composition of its loan portfolio. Although the Company's non-accrual loans as a percentage of loans receivable, net, plus reserves, was 0.58 percent at March 31, 2001, there is a risk that the quality of the Company's loan portfolio could decline. Construction and acquisition and development loans comprise the largest component of the Company's loan portfolio. Construction loans frequently involve greater risk than residential mortgage loans principally due to (i) the potential risks associated with securing permanent financing, and (ii) general market conditions in the housing industry. Management and the AQC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the "OTS") also monitors and comments on the adequacy of the Bank's provision for loan losses in conducting its examinations of the Bank.

NON-PERFORMING ASSETS

     Historically, loans were placed on non-accrual when payments have been in default for 90 days. During fiscal 2001, in accordance with regulatory guidelines, the Company elected to change the method used from number of days in default to number of payments missed when placing amortizing real estate loans on non-accrual. This change provides a more consistent method for placing loans on non-accrual by eliminating the volatility associated with the number of days in each month. Real estate loans are now placed on non-accrual when four payments are missed. All prior periods presented have been restated to reflect this change in method.

     At March 31, 2001, the Company had non-accrual loans of $4,489,000 compared to $8,050,000 at March 31, 2000. Interest income not recognized on non-accrual loans amounted to $157,000 during 2001 and $280,000 during 2000. At March 31, 2001, $2,468,000 or 54.98 percent of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $6,450,000 or 80.12 percent at March 31, 2000. In February 2001, the Company sold approximately $7,500,000 of non-accrual single family real estate mortgages. Non-accrual construction and acquisition and development loans grew to $1,551,000 or 34.55 percent at March 31, 2001, from $590,000 or 7.33 percent at March 31, 2000.The non-accrual construction and acquisition and development loans at March 31, 2001 are attributable to five relationships. Three of these borrowers are located outside of the metropolitan Atlanta area in lending markets the Bank exited during the fourth quarter of fiscal 2001.

     The Board of Directors established a strategic task force to evaluate the future business focus of the Company and to ensure that the Company was prepared for a softening economy. This task force evaluated the asset quality and allowance for loan loss adequacy at the Bank, including the level of problem assets. The task force presented a plan to the Board in December 2000 that included the exit of the retail mortgage operation and a strong recommendation that the Bank negotiate a sale of certain non-accrual single family real estate mortgages related to the retail mortgage portfolio. The Board did not approve the sale of loans at that time and management consequently recommended recognition of impairment by specific addition to the provision. A final sales contract was presented to the Board of Directors in its February meeting and approved. The sale was completed on February 9, 2001 and a loss of $1,775,000 was charged to the allowance for loan losses.

     In addition, at March 31, 2001, the AQC identified $9,207,000 as potential problem loans compared to $9,517,000 of potential problem loans at March 31, 2000. At March 31, 2001, the Bank had three borrowers located in the metropolitan Atlanta area with loans classified as potential problems totaling $7,058,000 or 76.66 percent of the potential problem loans. The Bank's Credit Administration Department will continue to monitor these relationships.

     One borrower has an acquisition and development totaling $1,135,000.This loan was identified as a potential problem due to current delinquencies, lack of activity and concerns regarding the borrower's cash flow position. As of March 31, 2001, three interest payments were delinquent.

     One borrower has a non-residential real estate loan totaling $3,682,000. This loan was identified as a potential problem due to concerns regarding the borrower's cash flows. As of March 31, 2001, the loan is current and has performed in accordance with the terms of the note.

     In addition, one borrower has two commercial loans totaling $2,241,000. These loans were identified as potential problems due to non-compliance with the loan covenants and recent operating losses. As of March 31, 2001, these loans are current.

     Real estate owned increased by $980,000 or 64.43 percent to $2,501,000 at March 31, 2001, from $1,521,000 at March 31, 2000. Total problem assets as a percent of total assets decreased to 1.34 percent at March 31, 2001 from 1.53 percent at March 31, 2000.

     The following table reflects non-accrual loans, potential problem loans and real estate acquired through the settlement of loans as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the AQC, regardless of payment status.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

---------------------------------------------------------------------------------------------------------------------
at March 31,
 (dollars in thousands)                                        2001        2000        1999        1998         1997
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
Real estate loans:
  Construction                                              $ 1,219       $ 264      $  497       $ 479      $ 1,001
  Acquisition & development                                     332         326          --         648          691
Real estate mortgage loans:
  Non-residential                                                83          --         282          --           93
  Residential                                                 1,908       6,165       4,310       3,505        1,418
  Home equity and second mortgages                              560         285         503         364          541
---------------------------------------------------------------------------------------------------------------------
Total Real Estate Loans                                       4,102       7,040       5,592       4,996        3,744
---------------------------------------------------------------------------------------------------------------------
Other loans:
  Commercial                                                    109         238          37          24          427
  Mezzanine                                                      --          --          --          --           --
  Leases                                                        119         234         311       2,054        2,508
  Consumer and other                                            159         538         471         717          212
---------------------------------------------------------------------------------------------------------------------
Total other loans                                               387       1,010         819       2,795        3,147
---------------------------------------------------------------------------------------------------------------------
Total non-accrual                                             4,489       8,050       6,411       7,791        6,891
---------------------------------------------------------------------------------------------------------------------
Potential problem loans                                       9,207       9,517       2,550       4,009        2,503
---------------------------------------------------------------------------------------------------------------------
   Total non-accrual and problem loans                       13,696      17,567       8,961      11,800        9,394
---------------------------------------------------------------------------------------------------------------------
Real estate owned, net                                        2,501       1,521       2,096       2,947        2,074
---------------------------------------------------------------------------------------------------------------------
   Total problem assets                                     $16,197     $19,088     $11,057     $14,747      $11,468
---------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                             1.34%       1.53%       0.90%       1.28%        1.39%
---------------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net
    plus allowance                                            2.08%       2.42%       1.75%       2.72%        2.20%
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets               57.14%      37.67%      66.43%      44.11%       45.33%
---------------------------------------------------------------------------------------------------------------------

CONCENTRATIONS BY GEOGRAPHIC LOCATION

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION

-------------------------------------------------------------------------------------------------------------------
at March 31, 2001                                       Potential     Real Estate                       % of Total
  (dollars in thousands)                Non-accrual      Problem       Owned(1)           Total        By Location
-------------------------------------------------------------------------------------------------------------------
Atlanta, GA                               $    2,305     $   9,059        $    637      $   12,001          72.56%
Augusta, GA                                        -             -             136             136           0.82%
Hinesville, GA                                     -             -             180             180           1.09%

Jacksonville, FL                                 368             -               -             368           2.23%
Aiken, SC                                          -             -              47              47           0.28%
Chattanooga, TN                                  779             -             643           1,422           8.60%
All other locations                            1,037           148           1,200           2,385          14.42%
-------------------------------------------------------------------------------------------------------------------
Total problem assets                      $    4,489     $   9,207       $   2,843      $   16,539         100.00%
-------------------------------------------------------------------------------------------------------------------

(1) Does not include allowances of $342,000; real estate owned, net equals $2,501,000.

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and by type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

-----------------------------------------------------------------------------------------------------------------------------------
at March 31, 2001                      Residential
                                       -----------        Comm'l                                                      % of Total
(dollars in thousands)               Constr     Mtgs     R-Estate    Comm'l     Leases     Installment     Total     By Location
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta, GA                          $ 691    $1,145  $      83     $  109      $  119      $    159     $ 2,306         13.94%
Jacksonville, FL                       134       234         --         --          --            --         368          2.23%
Chattanooga, TN                        726        53         --         --          --            --         779          4.71%
All other locations                     --     1,036         --         --          --            --       1,036          6.27%
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-accrual                  1,551     2,468         83        109         119           159       4,489         27.15%
-----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta, GA                          1,212        73      4,530      3,244          --            --       9,059         54.77%
All other locations                    148        --         --         --          --            --         148          0.89%
-----------------------------------------------------------------------------------------------------------------------------------
Total potential problem loans        1,360        73      4,530      3,244          --            --       9,207         55.66%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned
Atlanta, GA                            599        38         --         --          --            --         637          3.85%
Augusta, GA                             35       101         --         --          --            --         136          0.82%
Hinesville, GA                         180        --         --         --          --            --         180          1.09%
Aiken, SC                               47        --         --         --          --            --          47          0.28%
Chattanooga, TN                        420       223         --         --          --            --         643          3.89%
All other locations                    540       660         --         --          --            --       1,200          7.26%
-----------------------------------------------------------------------------------------------------------------------------------
Total real estate owned(1)           1,821     1,022         --         --          --            --       2,843         17.19%
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type       $ 4,732    $3,563    $ 4,613    $ 3,353     $   119      $    159    $ 16,539        100.00%
% of total problem assets by type   28.61%    21.55%     27.89%     20.27%       0.72%         0.96%     100.00%            --
-----------------------------------------------------------------------------------------------------------------------------------

(1) Does not include allowances of $342,00; real estate owned, net equals $2,501,000.

LOAN IMPAIRMENT
      Impaired loans amounted to $181,000 at March 31, 2001, compared to $298,000 at March 31, 2000. A loan is considered impaired when a loan is classified as non-accrual or based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. Specific allowances for loan losses are allocated for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price, or the estimated fair value of the underlying collateral. At March 31, 2001 and 2000, the valuation allowance related to these impaired loans was $111,000 and $133,000, respectively, which is included in the allowance for loan losses as presented in the following tables. At March 31, 2001 and 2000, all impaired loans had a related loan loss allowance. For the years ended March 31, 2001 and 2000, the Company charged-off $23,000 and $316,000, respectively, against the loan loss allowance related to impaired loans. For the years ended March 31, 2001 and 2000, the average recorded investment in impaired loans was $1,978,000 and $302,000, respectively.

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

ALLOWANCE FOR LOAN LOSSES

     The Company set aside $5,900,000 and $900,000, respectively, of additional allowances for probable loan losses during the years ended March 31, 2001 and 2000. Approximately $1,775,000 of this provision charge was taken as a specific reserve to reflect impairment of a portfolio of non-accrual residential mortgage loans with a principal balance of approximately $7,500,000. Upon completion of the sale of these loans, a loss of $1,775,000 was charged to the allowance for loan losses. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Non-performing Assets."

     In the December quarter, a strategic task force recommended that the Bank exit the retail mortgage operation and construction lending activities outside the primary market of metropolitan Atlanta during the March 2001 quarter. At the time, the Company had construction loan offices and residential mortgage origination offices in five markets outside of the metropolitan Atlanta area. Based on the recommendation, there would no longer be loan officers in those markets to actively manage these credits, management determined that there was increased risk associated with the existing construction loans in these markets. Although construction loans are secured by real property, the nature of these loans creates greater exposure to losses in the event of foreclosure. Additional provision expense was recognized to account for the greater loss estimates on problem loans outside of metropolitan Atlanta. As a result of exiting outlying construction markets the Bank evaluated the collectibility of the credits within these markets and recorded a charge to the loan loss provision of $1,500,000. In determining the amount of coverage adequate to absorb losses related to this portfolio, management took into consideration, among other things, the size of the portfolio, market concentrations, credit ratings in the portfolio, and specific non-performing loans. The Company had approximately $150,000,000 in construction loans in these markets at the end of December and approximately $116,657,000 at March 31, 2001. Approximately $1,283,000 or 44.50 percent of the
Company's exposure in non-accrual residential construction loans was outside of metropolitan Atlanta at December 31, 2000 and $860,000 or 55.45 percent at March 31, 2001. During the March 2001 quarter, the Bank foreclosed on seven construction loans to two borrowers located in Chattanooga, Tennessee. Total outstanding balances on these seven loans totaled $683,000. One borrower had four construction loans totaling $393,000 and one borrower had three construction loans totaling $290,000. The Bank charged-off a total $152,000 related to these loans prior to transferring the properties to the real estate owned portfolio.

     In addition, the Bank increased the provision for loan losses during fiscal 2001, due to an increase in charge-offs. At March 31, 2001, the allowance represented 1.14 percent of average loans receivable, net, outstanding during the period, an increase as compared to 1.03 percent at March 31, 2000. Net charge-offs in fiscal 2001 were $3,836,000 versus $1,054,000 in fiscal 2000, an increase of 363.95 percent. Without the one-time charge of $1,775,000, taken in conjunction with the sale of the $7,500,000 non-accrual loan portfolio discussed earlier, net-charge-offs in fiscal 2001 would have been $2,061,000, an increase of 95.54 percent over fiscal 2000. In fiscal 2001, net charge-offs represented
0.47 percent of average loans receivable, net, versus 0.15 percent for fiscal 2000. Loan loss allowance totaled $9,255,000 and $7,191,000, respectively, at March 31, 2001 and 2000. Loan loss allowance to total problem assets increased to 55.70 percent at March 31, 2001 compared to 34.65 percent at March 31, 2000. Non-accrual loans were also on the rise at March 31, 2001 as compared to March 31, 2000. Without the sale of approximately $7,500,000 in non-accrual single-family residential mortgages, non-accrual real estate mortgage loans at March 31, 2001 would have exceeded the March 31, 2000 level. As noted in the previous discussion of non-performing assets, non-accrual construction loans increased $955,000.

     Also considered in management's determination of the level of allowance for loan losses, was the increase in the Bank's concentration of non-residential mortgage loans and home equity and second mortgages. Non-residential mortgage loans and home equity and second mortgages involve greater risks than residential first mortgage loans. At March 31, 2001, non-residential mortgage loans and home equity and second mortgages increased $48,747,000 or 30.26 percent to $209,860,000 compared to $161,113,000 at March 31, 2000. Residential first mortgage loans decreased $38,301,000 or 11.75 percent to $287,647,000 at March 31, 2001 from $325,948,000 at March 31, 2000. This change in loan concentration is reflected in the level of allowance for loan losses and in the reallocation of the allowance for loan losses. Additionally, the increased risk associated with the construction and acquisition and development loans and the increase in charge-offs in consumer loans are reflected in the allocation of the allowance for loan losses, as presented in the following table.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

----------------------------------------------------------------------------------------------------------------------------
March 31,
   (dollars in thousands)                                     2001           2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses,
  Beginning of year                                         $   7,191      $ 7,345      $ 6,505      $  5,198      $  5,464
Charge-offs:
Real estate loans:
  Construction                                                    271           28           --            88            61
  Acquisition & development                                         8           --           12            --            25
Real estate mortgage loans:
  Non-residential                                                  --           --            5           252            --
  Residential                                                   2,364          399          107           236            77
  Home equity and second mortgages                                248           92          440           259            83
----------------------------------------------------------------------------------------------------------------------------
Total Real Estate Loans                                         2,891          519          564           835           246
----------------------------------------------------------------------------------------------------------------------------
Other loans:
  Commercial                                                      160          308           27            78           413
  Mezzanine                                                        --           --           --            --            --
  Leases                                                           --           30          466            --         2,406
  Consumer and other                                            1,480          940          764           635            59
----------------------------------------------------------------------------------------------------------------------------
Total other loans                                               1,640        1,278        1,257           713         2,878
----------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                           4,531        1,797        1,821         1,548         3,124
Recoveries                                                        695          743          480           254           206
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                 3,836        1,054        1,341         1,294         2,918
Provision for loan losses                                       5,900          900        2,181         2,601         2,652
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, end of year                          9,255        7,191        7,345         6,505         5,198
----------------------------------------------------------------------------------------------------------------------------
Average loans receivable, net, outstanding for
the period                                                  $ 811,771     $697,664     $572,610     $ 519,393     $ 462,073
----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans receivable, net, outstanding                             0.47%        0.15%        0.23%         0.25%         0.63%
----------------------------------------------------------------------------------------------------------------------------
Allowance to average loans receivable, net
  Outstanding                                                    1.14%        1.03%        1.28%         1.25%         1.12%
----------------------------------------------------------------------------------------------------------------------------
Allowance to annualized net charge-offs                         241.27%      682.26%      547.73%      502.70%       178.14%
----------------------------------------------------------------------------------------------------------------------------


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------------------------------
    March 31,                                      2001                       2000                     1999
                                         Dollar                      Dollar              Dollar
(dollars in thousands)                   AMOUNT          %(1)        Amount         %(1)         Amount       %(1)
--------------------------------------------------------------------------------------------------------------------
Balance at end of period applicable
to:
Real Estate loans:
  Construction                            $2,285        21.76%       $  952        25.50%       $1,019        28.04%
  Acquisition & development                  658        12.36%          685        13.85%          876         9.76%
Real Estate mortgage loans:
  Non-residential                          1,291        12.13%          875         8.75%          572         7.94%
  Residential                                893        33.08%        1,548        35.22%        1,134        36.97%
  Home equity and second mortgages         1,366        12.00%        1,027         8.66%          980         8.37%
--------------------------------------------------------------------------------------------------------------------
Total real estate loans                    6,493        91.33%        5,087        91.98%        4,581        91.08%
--------------------------------------------------------------------------------------------------------------------
Other Loans:
  Commercial                                 705         3.52%          535         3.19%          550         3.11%
  Mezzanine                                  265         2.40%          194         1.93%          123         1.12%
  Commercial leases                           59         0.01%           53         0.09%          315         0.45%
  Consumer and other                         876         2.74%          799         2.81%        1,086         4.24%
--------------------------------------------------------------------------------------------------------------------
Total other loans                          1,905         8.67%        1,581         8.02%        2,074         8.92%
--------------------------------------------------------------------------------------------------------------------
Unallocated                                  857           --           523           --           690           --
--------------------------------------------------------------------------------------------------------------------
  Total                                   $9,255       100.00%       $7,191       100.00%       $7,345       100.00%
--------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
    March 31,                                     1998                        1997
                                          Dollar                     Dollar
(dollars in thousands)                    Amount            %(1)     Amount          %(1)
-----------------------------------------------------------------------------------------
Balance at end of period applicable
to:
Real Estate loans:
  Construction                            $1,010        31.90%       $  797        33.98%
  Acquisition & development                  744         6.77%          330         5.87%
Real Estate mortgage loans:
  Non-residential                            531        11.53%          153        10.89%
  Residential                                986        31.12%          638        32.28%
  Home equity and second mortgages           882         7.45%          713         7.25%
-----------------------------------------------------------------------------------------
Total real estate loans                    4,153        88.77%        2,631        90.27%
-----------------------------------------------------------------------------------------
Other Loans:
  Commercial                                 203         2.53%          121         2.51%
  Mezzanine                                  161         1.73%           --        --
  Commercial leases                          591         1.53%        1,724         3.30%
  Consumer and other                         821         5.44%          220         3.92%
-----------------------------------------------------------------------------------------
  Total other loans                        1,776        11.23%        2,065         9.73%
-----------------------------------------------------------------------------------------
Unallocated                                  576           --           502           --
-----------------------------------------------------------------------------------------
  Total                                   $6,505       100.00%       $5,198       100.00%
-----------------------------------------------------------------------------------------

(1) Loan balance in each category expressed as a percentage of gross loans receivable, including undisbursed portions of loans in process.

INVESTMENT SECURITIES

     During fiscal 2001, investment securities decreased $4,780,000 or 1.76 percent over the prior year. At March 31, 2001, the Company had total investments in securities of $267,028,000 versus $271,808,000 at March 31, 2000. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes.

     The investment securities portfolio at March 31, 2001 was comprised of $50,179,000 of investment securities held to maturity at amortized cost. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, the Company had an estimated market value of $216,849,000 of securities available for sale at March 31, 2001. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $168,000 and $7,477,000 at March 31, 2001 and 2000, respectively.

     Eagle Bancshares modified its investment objectives and reconfigured its holdings accordingly to lock in yield and protect itself from undesired excess liquidity given the rapidly declining rate environment. In conjunction with this decision, the Company recognized a $460,000 pre-tax loss on the sale of investments. Total losses for the fiscal year 2001 were $599,000. In the fourth quarter of fiscal 2001, the Company recognized impairment on an investment in preferred stock at a troubled financial institution after review of their recent earnings announcements and discontinuation of dividends. As a result of this impairment, the Company recorded a pre-tax charge to earnings of $250,000.

     The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders' equity at March 31, 2001, 2000 or 1999.

     The following table reflects securities held in the Company's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------
 as of March 31,
  (dollars in thousands)                                            2001             2000            1999
------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                         $   7,323        $   11,406      $   18,539
  Mortgage-backed securities                                        35,466            39,325          32,866
  Corporate bonds                                                    2,465             4,958           7,433
  Other debt securities                                              4,925             5,475           9,460
------------------------------------------------------------------------------------------------------------
           Total                                                    50,179            61,164          68,298
------------------------------------------------------------------------------------------------------------
 Securities Available for Sale:
  US Treasury and US Government Agencies                            19,863            50,219          35,308
  Mortgage-backed securities                                       102,669           106,778          95,539
  Corporate bonds                                                   25,678                --           2,027
  Equity securities-preferred stock                                  8,634            11,144          12,279
  Other debt securities                                             60,005            42,503          59,465
------------------------------------------------------------------------------------------------------------
           Total                                                   216,849           210,644         204,618
------------------------------------------------------------------------------------------------------------
 Total Investment Securities:
  US Treasury and US Government Agencies                            27,186            61,625          53,847
  Mortgage-backed securities                                       138,135           146,103         128,405
  Corporate bonds                                                   28,143             4,958           9,460
  Equity securities-preferred stock                                  8,634            11,144          12,279
  Other debt securities                                             64,930            47,978          68,925
------------------------------------------------------------------------------------------------------------
          Total                                                 $  267,028        $  271,808      $  272,916
------------------------------------------------------------------------------------------------------------

         The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of securities held in the Bank's portfolio, for the periods indicated:

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

-----------------------------------------------------------------------------------------------------------------------------
                                                          Investment Securities                      Securities
                                                            Held to Maturity                     Available for Sale
                                                             March 31, 2001                          March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Weighted
                                                     Amortized             Weighted          Estimated             Average
(dollars in thousands)                                 Cost              Average Yield       Fair Value            Yield(1)
-----------------------------------------------------------------------------------------------------------------------------
US Treasury and US Government Agencies:
  Within 1 year                                      $  1,000                6.12%            $     --                  --
  1-5 years                                             6,323                6.42%              19,863                6.53%
  5-10 years                                               --                  --                   --                  --
  More than 10 years                                       --                  --                   --                  --
-----------------------------------------------------------------------------------------------------------------------------
      Total                                             7,323                6.38%              19,863                6.53%
-----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
Government National Mortgage Association:
  Within 1 year                                            --                  --                   --                  --
  1 to 5 years                                             --                  --                8,294                7.31%
  5 to 10 years                                            --                  --                  140                8.00%
  More than 10 years                                   22,598                6.72%              47,751                6.88%
----------------------------------------------------------------------------------------------------------------------------
      Total                                            22,598                6.72%              56,185                6.94%
-----------------------------------------------------------------------------------------------------------------------------
Federal National Mortgage Assn.:
  Within 1 year                                            --                  --                   --                  --
  1 to 5 years                                             --                  --                   --                  --
  5 to 10 years                                            --                  --                  609                8.46%
  More than 10 years                                      342                6.61%              32,252                5.86%
-----------------------------------------------------------------------------------------------------------------------------
      Total                                               342                6.61%              32,861                5.91%
-----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage Corp.:
  Within 1 year                                            --                  --                   --                  --
  1 to 5 years                                             --                  --                  276                8.50%
  5 to 10 years                                            --                  --                  736                8.50%
  More than 10 years                                   12,526                6.48%              12,611                6.00%
-----------------------------------------------------------------------------------------------------------------------------
      Total                                            12,526                6.48%              13,623                6.17%
-----------------------------------------------------------------------------------------------------------------------------
Other:
  Within 1 year                                            --                  --                   --                  --
  1 to 5 years                                          4,925                6.98%                  --                  --
  5 to 10 years                                            --                  --                   66                6.05%
  More than 10 years                                       --                  --               59,939                6.27%
-----------------------------------------------------------------------------------------------------------------------------
      Total                                             4,925                6.98%              60,005                6.27%
-----------------------------------------------------------------------------------------------------------------------------
Corporate Debt:
  Within 1 year                                            --                  --                   --                  --
  1 to 5 years                                            500               10.88%                  --                  --
  5 to 10 years                                         1,965                7.61%              25,678                6.52%
  More than 10 years                                       --                  --                   --                  --
-----------------------------------------------------------------------------------------------------------------------------
      Total                                             2,465                8.28%              25,678                6.52%
-----------------------------------------------------------------------------------------------------------------------------
Preferred Stock:
  Within 1 year                                            --                  --                   --                  --
  1 to 5 years                                             --                  --                   --                  --
  5 to 10 years                                            --                  --                   --                  --
  More than 10 years                                       --                  --                8,634                7.28%
-----------------------------------------------------------------------------------------------------------------------------
      Total                                                --                  --                8,634                7.28%
-----------------------------------------------------------------------------------------------------------------------------
Total Securities:
  Within 1 year                                         1,000                6.12%                  --                  --
  1 to 5 years                                         11,748                6.84%              28,433                6.78%
  5 to 10 years                                         1,965                7.61%              27,229                6.62%
  More than 10 years                                   35,466                6.63%             161,187                6.40%
-----------------------------------------------------------------------------------------------------------------------------
Total                                                $ 50,179                6.71%            $216,849                6.48%
-----------------------------------------------------------------------------------------------------------------------------

(1)      Weighted average yield computed using amortized cost.

DEPOSITS

         Deposits are the Company's primary funding source. Total deposits increased by $79,970,000 or 10.39 percent to $849,922,000 at March 31, 2001, from $769,952,000 at March 31, 2000. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its fifteen branches and Internet banking site, justrightbank.com. Management believes that the majority of new accounts are a result of an aggressive marketing campaign and increased branch sales efforts.

         Demand deposits increased by $42,166,000 or 16.89 percent to $291,878,000 at March 31, 2001 compared to $249,712,000 at March 31, 2000.
Interest-bearing checking increased by $5,518,000 or 5.64 percent to $103,287,000 at March 31, 2001 from $97,769,000 at March 31, 2000. Money market accounts increased by $44,646,000 or 68.13 percent to $110,176,000 at March 31, 2001 from $65,530,000 at March 31, 2000. Demand deposits including checking accounts, savings accounts and money market accounts were 34.34 percent of the Company's deposits at March 31, 2001. Certificates of deposit increased by $37,804,000 or 7.27 percent to $558,044,000 at March 31, 2001 compared to
$520,240,000 at March 31, 2000. Certificate of deposits $100,000 and greater were 15.54 percent of total deposits at March 31, 2001, and 3.96 percent at March 31, 2000. In addition, at March 31, 2001, 25.77 percent of certificates of deposit with balances $100,000 and more have maturities of over 12 months. The weighted average interest rate on deposits during fiscal 2001 increased 76 basis points to 5.54 percent from 4.78 percent. The increase is primarily attributable to certificates of deposit issued prior to the decline in interest rates experienced during fiscal 2001. The majority of these certificates of deposit,
71.55 percent, have a remaining term of one year or less. Additionally, during fiscal 2001, the Bank offered a 7.00 percent interest rate on new money market accounts opened on its Internet banking site, justrightbank.com. These money market accounts have all repriced to lower interest rates as of April 1, 2001. The Bank offers a tiered money market account and the current rate is based on the balance in each account. Management does not anticipate a significant change in the level of total deposits during the upcoming fiscal year. However, it is management's intent to increase core deposits while simultaneously decreasing time deposits.

         The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                             Certificates of
                                                 Deposit
  (dollars in thousands)                     March 31, 2001
------------------------------------------------------------
3 months or less                                $ 45,960
Over 3 months through 6 months                    21,202
Over 6 months through 12 months                   30,882
Over 12 months                                    34,039
------------------------------------------------------------
      Total outstanding                         $132,083
------------------------------------------------------------

         The following table exhibits the Company's composition of deposits for the years indicated.

DEPOSIT MIX

---------------------------------------------------------------------------------------------------------------------
at March 31,                                                      2001                             2000
  (dollars in thousands)                                 AMOUNT          % OF TOTAL        Amount         % of Total
---------------------------------------------------------------------------------------------------------------------
Demand deposits
   Non-interest bearing deposits                        $ 49,075            5.78%         $ 53,085           6.89%
    1.49% - 5.94% Interest bearing deposits              103,287           12.15%           97,769          12.70%
    1.49% - 2.05% Savings                                 29,340            3.45%           33,328           4.33%
    2.00% - 6.77% Money markets                          110,176           12.96%           65,530           8.51%
Certificate accounts less than $100,000:
    1.50% - 5.99%                                        116,945           13.76%          288,915          37.52%
    6.00% - 7.99%                                        308,924           36.35%          200,580          26.05%
    8.00% - 10.00%                                            92            0.01%              286           0.04%
Certificate accounts $100,000 and greater
    1.50% - 10.20%                                       132,083           15.54%           30,459           3.96%
---------------------------------------------------------------------------------------------------------------------
      Total                                             $849,922          100.00%         $769,952         100.00%
---------------------------------------------------------------------------------------------------------------------

         The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.

AVERAGE DEPOSIT BALANCES AND RATES

--------------------------------------------------------------------------------------------------------------
                                                2001                     2000                    1999
--------------------------------------------------------------------------------------------------------------
                                        AVERAGE      AVERAGE     Average     Average     Average      Average
(dollars in thousands)                   RATE         AMOUNT      Rate        Amount      Rate         Amount
--------------------------------------------------------------------------------------------------------------
Demand deposits:
  Interest bearing deposits              3.17%       $109,191     3.21%      $108,413      3.44%      $104,754
  Savings                                1.48%         31,379     1.73%        35,042      2.41%        37,884
  Money markets                          5.08%         83,965     3.85%        81,753      3.97%        69,863
Certificates of deposits                 6.30%        561,513     5.46%       520,165      5.89%       588,246
--------------------------------------------------------------------------------------------------------------
      Total                              5.54%       $786,048     4.78%      $745,373      5.24%      $800,747
--------------------------------------------------------------------------------------------------------------

BORROWINGS

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 2001, advances were $176,075,000 a decrease from $292,500,000 at March 31, 2000.
The weighted average interest rate on FHLB advances was 5.53 percent and 5.65 percent at March 31, 2001 and 2000, respectively. In addition, EREA utilizes borrowings from third parties to fund real estate activities. The weighted average interest rate on these borrowings was 8.24 percent and 8.97 percent at March 31, 2001 and 2000, respectively. See Note 10 of "Notes to Consolidated Financial Statements."

         The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:

SHORT-TERM BORROWINGS

-------------------------------------------------------------------------------------
(dollars in thousands)           at March 31,          Maximum              Average
-------------------------------------------------------------------------------------
2001:
BALANCES OUTSTANDING             $  41,081            $ 115,937            $  65,533
WEIGHTED AVERAGE RATE                 5.90%                6.15%                6.26%
-------------------------------------------------------------------------------------
2000:
Balances outstanding             $  93,983            $ 104,000            $  62,443
Weighted average rate                 5.92%                5.89%                5.82%
-------------------------------------------------------------------------------------
1999:
Balances outstanding             $   8,316            $ 127,550            $  89,756
Weighted average rate                 6.10%                6.17%                5.53%
-------------------------------------------------------------------------------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

         On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities") offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Subordinated 8.50% Debentures (the "Debentures") of the Company. The sole assets of the Trust is the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. See Note 17 of "Notes to Consolidated Financial Statements."

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

         ALCO manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company's other primary funding source is provided by advances from the Federal Home Loan Bank. Under current regulations, the Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a minimum amount of liquid assets, established by regulation, has been eliminated. Currently, there is no standard or guidelines regarding the application of the regulatory requirement.

         At March 31, 2001, the Company had commitments to originate fixed rate mortgage loans of approximately $1,195,000 with terms of up to thirty years and interest rates ranging from 6.875 percent to 7.50 percent. There were no commitments to originate variable rate mortgage loans. The Company had commitments to sell mortgage loans of approximately $15,242,000 at March 31, 2001. The Company is committed to loan funds on unused variable rate lines of credit of approximately $40,783,000 at March 31, 2001. In addition, the Company has issued approximately $6,081,000 in letters of credit at March 31, 2001. The Company's funding sources for these commitments include loan repayments, deposits and FHLB advances.

         Beginning April 1, 1995, the Bank formed an operating subsidiary, Prime Eagle. Prime Eagle generates revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans are sold to investors. Permanent mortgage loan originations decreased $213,943,000 or 33.30 percent to $428,604,000 for fiscal 2001 compared to $642,547,000 for fiscal 2000. The
Company manages the short-term funding requirements of these loans primarily with short-term advances from the FHLB and deposits. As part of the Company's strategic initiative to focus on Atlanta and concentrate on core banking activities, the Bank will no longer originate mortgage loans though Prime Eagle. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network. Expenses associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance.

CASH FLOW FROM OPERATING ACTIVITIES

         During fiscal 2001, cash provided by operating activities was $40,460,000 compared to $161,292,000 in fiscal 2000. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus origination of loans held for sale. In fiscal 2001, the Company originated $428,604,000 of loans held for sale and sold $452,677,000 of loans held for sale. This resulted in a $24,073,000 source of cash. This compares to fiscal 2000, when the Company originated $642,547,000 of loans held for sale and sold $814,677,000 of loans held for sale, resulting in a $172,130,000 source of cash.

CASH FLOW FROM INVESTING ACTIVITIES

         In fiscal 2001, cash provided by investing activities was $19,312,000 compared to uses of $187,445,000 for the prior year. During fiscal 2001, the primary use of cash was purchases of securities available for sale. During fiscal 2001, the Company purchased securities available for sale of $113,258,000 compared to $47,619,000 during fiscal 2000. For fiscal 2001, the Company purchased no investment securities held to maturity compared to $9,884,000 during fiscal 2000. The Company generated cash flows from calls and maturities of investment securities held to maturity of $6,586,000. In addition, sales of securities available for sale provided cash of $89,917,000, while calls and maturities of securities available for sale provided cash of $6,980,000. This compares to calls and maturities of investment securities held to maturity of $10,107,000 during the prior year. During fiscal 2000, sales of securities available for sale provided cash of $1,807,000, while calls and maturities provided cash of $2,000,000. Principal repayments on investment securities held to maturity were $4,679,000 and principal repayments on securities available for sale were $21,364,000 during fiscal 2001. Comparatively, principal repayments on investment securities held to maturity were $7,082,000 and principal repayments on securities available for sale were $26,315,000 during fiscal 2000. During fiscal 2001, the Company invested additional funds of $50,042,000 in real estate projects and received proceeds of $35,216,000. During fiscal 2000, the Company invested cash of $50,373,000 in real estate projects and received $33,798,000 in proceeds.

CASH FLOW FROM FINANCING ACTIVITIES

         Cash used from financing activities during fiscal 2001, was $57,742,000 compared to cash provided of $26,886,000 during fiscal 2000. The decrease in proceeds from FHLB advances and other borrowings was the most significant factor. The Company borrowed $480,857,000 from the FHLB and repaid $614,850,000 in fiscal 2001. This compares to borrowings of $812,407,000 and repayments of $671,587,000 during fiscal 2000. The Company's deposits provided a significant source of funds during fiscal 2001. Deposits increased by $79,970,000 during fiscal 2001 as compared to decreasing $109,040,000 during the prior year. In fiscal 2000, pursuant to the Company's stock repurchase plan, the Company repurchased 47,250 shares of common stock with a cost of $811,000 to be held as treasury stock. The Company paid cash dividends to its holders of common stock of $3,608,000 and $3,559,000 in fiscal 2001 and fiscal 2000, respectively.

CAPITAL

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 2001, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above. The Bank's risk-based capital ratio at March 31, 2001 was 10.18 percent or 0.18 percent above the minimum required to be considered "well capitalized."

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. If necessary, to ensure the Bank maintains a "well-capitalized" status and the holding company has sufficient liquidity, the Company would consider cessation of the dividend to common shareholders, participation of certain mezzanine loans, seeking additional equity partners or additional credit facilities. The Bank paid cash dividends to the Company of $0, $6,500,000, and $0 during the years ended March 31, 2001, 2000, and, 1999, respectively. During fiscal 2001, the Company contributed capital of $1,000,000 to the Bank and $1,514,000 to EBCG. During fiscal 2000, the Company contributed capital of $3,300,000 to EBCG and in fiscal 1999 the Company contributed capital of $12,000,000 to the Bank. EBCG paid dividends to the Company in the amount of $1,764,000 during fiscal 2001.

REGULATORY CAPITAL

        --------------------------------------------------------------------------------------------------------------
        AT MARCH 31, 2001                      ACTUAL                    REQUIREMENT                    EXCESS
        ($ IN 000'S)                   AMOUNT           %          AMOUNT            %           AMOUNT         %
        --------------------------------------------------------------------------------------------------------------
        RISK-BASED RATIOS:
          TIER 1 CAPITAL             $ 67,797          9.03%      $ 30,044         4.00%       $ 37,753        5.03%
          TOTAL CAPITAL                76,441         10.18%        60,087         8.00%         16,354        2.18%
        TIER 1 LEVERAGE                67,797          6.07%        44,709         4.00%         23,088        2.07%
        TANGIBLE EQUITY                67,797          5.52%        18,411         1.50%         49,386        4.02%
        --------------------------------------------------------------------------------------------------------------
        At March 31, 2000                      Actual                    Requirement                    Excess
        ($ in 000's)                  Amount            %           Amount           %           Amount          %
        --------------------------------------------------------------------------------------------------------------
        Risk-based ratios:
          Tier 1 capital             $ 69,061          9.12%      $ 30,280         4.00%       $ 38,781        5.12%
          Total capital                75,794         10.01%        60,559         8.00%         15,235        2.01%
        Tier 1 leverage                69,061          5.75%        48,050         4.00%         21,011        1.75%
        Tangible equity                69,061          5.51%        18,803         1.50%         50,258        4.01%
        --------------------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The Company adopted SFAS No. 133 on April 1, 2001, there was no material impact to the Company's financial position or results of operations. See Note 2 of the Notes to Consolidated Financial Statements for information on derivatives.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

         In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revised criteria for accounting for securitizations and other transfers of financial assets and collateral and requires new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. This statement is effective for reporting periods beginning after March 31, 2001. However, the disclosure provisions are effective for fiscal years ending after December 25, 2000. The Company adopted SFAS No. 140 effective April 1, 2001. SFAS No. 140 did not have a material impact on the Company's financial position or results of operation.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and the Report of Independent Public Accountants are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA
Year ended March 31,
(in thousands except per share data, unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                       2001                                             2000
                                  4TH QTR.     3RD QTR.     2ND QTR.    1ST QTR.    4th Qtr.     3rd Qtr.    2nd Qtr.    1st Qtr.
----------------------------------------------------------------------------------------------------------------------------------
Interest income                  $ 22,236      $ 24,729      $24,807     $23,993     $22,857     $22,190     $21,439     $21,326
Interest expense                   14,563        16,210       15,736      14,612      13,593      13,003      12,922      13,171
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                 7,673         8,519        9,071       9,381       9,264       9,187       8,517       8,155
Provision for loan losses             525         4,425          500         450         300         200         100         300
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses        7,148         4,094        8,571       8,931       8,964       8,987       8,417       7,855
Noninterest income                  1,287         4,580        5,001       3,709       5,301       4,488       4,411       7,133
Noninterest expenses               13,577        10,510        9,896      11,450      10,433      10,106       9,735      11,315
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes         (5,142)       (1,836)       3,676       1,190       3,832       3,369       3,093       3,673
----------------------------------------------------------------------------------------------------------------------------------
Income tax expense                 (1,899)         (586)       1,323         401       1,331       1,026         846       1,232
----------------------------------------------------------------------------------------------------------------------------------
Net income                       $ (3,243)     $ (1,250)     $ 2,353     $   789     $ 2,501     $ 2,343     $ 2,247     $ 2,441
----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share -
  Basic                          $   (.57)     $   (.22)     $   .42     $   .14     $   .45     $   .42     $   .40     $   .44
----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share -
  diluted                        $   (.57)     $   (.22)     $   .41     $   .14     $   .45     $   .42     $   .40     $   .43
----------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Board of Directors and the Executive Officers of the Company and the Bank, the information contained under the section captioned "PROPOSAL 1-Election of Directors - Information Regarding Nominees and Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "PROPOSAL 1-Election of Directors-Compensation of Executive Officers" in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the sections captioned "Voting - Principal Shareholders" and "PROPOSAL 1-Election of Directors - Information Regarding Nominees and Directors" and "Executive Officers of the Company," in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

         The information contained under the sections captioned "PROPOSAL 1-Election of Directors" and "Executive Officers of the Company - Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       Financial Statements

         1.       Report of Independent Public Accountants Arthur Andersen LLP

         2. Eagle Bancshares, Inc. and Subsidiaries Consolidated Statements of Financial Condition as of March 31, 2001, and 2000 Consolidated Statements of Income for the Years Ended March 31, 2001, 2000 and 1999 Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements.

B.       FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted as the required information is either inapplicable or included in the "Notes to Consolidated Financial Statements."

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

              3.1(C)        Articles of Amendment to Restated Articles of
                            Incorporation of the Company (Exhibit 3.1(c) to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on January 24, 1996, Registration Number 333-00081).

              3.1(D)        Articles of Amendment to Restated Articles of
                            Incorporation of the Company (filed herewith).

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

              10.5.1        Amendment to Eagle Bancshares, Inc. 1994 Director
                            Stock Option Incentive Plan (filed herewith).

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

              11            Computation of per share earnings.

              13.1          Eagle Bancshares, Inc. 2001 Consolidated Financial
                            Statements.

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

EAGLE BANCSHARES, INC.



June 26, 2001                      By: /s/ Conrad J. Sechler, Jr.
                                   --------------------------------------------
                                   Conrad J. Sechler, Jr.
                                   Chairman of the Board, President and
                                   Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



June 26, 2001                        By: /s/ Conrad J. Sechler, Jr.
                                     -----------------------------------------
                                     Conrad J. Sechler, Jr.
                                     Chairman of the Board and President



June 26, 2001                        By: /s/ Walter C. Alford
                                     -----------------------------------------
                                     Walter C. Alford
                                     Director



June 26, 2001                        By: /s/ Richard J. Burrell
                                     -----------------------------------------
                                     Richard J. Burrell
                                     Director



June 26, 2001                        By: /s/ Richard B. Inman, Jr.
                                     -----------------------------------------
                                     Richard B. Inman, Jr.
                                     Director, Secretary and Treasurer



June 26, 2001                        By: /s/ Weldon A. Nash, Jr.
                                     -----------------------------------------
                                     Weldon A. Nash, Jr.
                                     Director



June 26, 2001                        By: /s/ George G. Thompson
                                     -----------------------------------------
                                     George G. Thompson
                                     Director



June 26, 2001                        By: /s/ William F. Waldrop
                                     -----------------------------------------
                                     William F. Waldrop
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

             3.1(C)       Articles of Amendment to Restated Articles of
                          Incorporation of the Company.

             3.1(D)       Articles of Amendment to Restated Articles of
                          Incorporation of the Company (filed herewith).

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

             10.5.1       Amendment to Eagle Bancshares, Inc. 1994 Director
                          Stock Option Incentive Plan (filed herewith).

             10.6         Agreement for Advances and Security Agreement with
                          Blanket Floating Lien dated as March 5, 1990 between
                          Tucker Federal Savings and Loan Association and the
                          Federal Home Loan Bank of Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the Company's Form
                          S-2).

             11           Computation of per share earnings.

             13.1         Eagle Bancshares, Inc. 2001 Consolidated Financial
                          Statements.

             21           Subsidiaries of the Registrant.

             23.1         Consent of Arthur Andersen LLP.

* The referenced exhibit is a compensatory contract, plan or arrangement.