Form 10-Q
period 2001-06-30
EAGLE BANCSHARES INC
filed 2001-08-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not Applicable [ ]

                      Applicable Only To Corporate Issuers:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class: Common Stock, $1.00 Par Value
                 Shares Outstanding at July 31, 2001: 5,657,135

                          Index of Exhibits on Page 38

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

                                                                              Page
                                                                            Number
                                                                            ------
PART I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition at
                 June 30, 2001 and March 31, 2001                                3

                 Consolidated Statements of Income -
                 Three months ended June 30, 2001 and 2000                       4

                 Consolidated Statements of Cash Flows -
                 Three months ended June 30, 2001 and 2000                       5

                 Notes to Consolidated Financial Statements                      7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            15

PART II. Other Information

         Item 1. Legal Proceedings                                              35

         Item 2. Changes in Securities                                          36

         Item 3. Defaults upon Senior Securities                                36

         Item 4. Submission of Matters to a Vote of Security Holders            36

         Item 5. Other Information                                              36

         Item 6. Exhibits and Reports on Form 8-K                               36

         Signatures                                                             37

         Index of Exhibits                                                      38

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                                                      JUNE 30,               March 31,
(in thousands except per share data)                                                    2001                   2001
                                                                                    ------------           ------------
                                                        ASSETS
ASSETS:
Cash and amounts due from banks                                                     $     48,881           $     30,602
Accrued interest receivable                                                               10,212                 10,035
Securities available for sale                                                            266,526                216,849
Investment securities held to maturity                                                    43,104                 50,179
Loans held for sale                                                                        3,809                 14,150
Loans receivable, net                                                                    717,201                770,669
Investments in real estate                                                                73,294                 66,561
Real estate acquired in settlement of loans, net                                           1,254                  2,501
Stock in Federal Home Loan Bank, at cost                                                  11,000                 10,071
Premises and equipment, net                                                               20,175                 20,633
Deferred income taxes                                                                      2,646                  1,524
Other assets                                                                              13,303                 14,789
                                                                                    ------------           ------------
          Total assets                                                              $  1,211,405           $  1,208,563
                                                                                    ------------           ------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                            $    825,935           $    849,922
Federal Home Loan Bank advances and other borrowings                                     257,352                228,379
Advance payments by borrowers for property taxes and insurance                             1,524                    850
Guaranteed preferred beneficial interests in debentures (trust preferred
    securities)                                                                           28,750                 28,750
Accrued expenses and other liabilities                                                    21,138                 23,726
                                                                                    ------------           ------------
          Total liabilities                                                            1,134,699              1,131,627
                                                                                    ------------           ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $5 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $1 par value; 20,000,000 shares authorized, 6,258,935 and                       --                     --
  6,238,935 shares issued at June 30, and March 31, 2001, respectively                     6,259                  6,239
Additional paid-in capital                                                                39,723                 39,518
Retained earnings                                                                         40,752                 39,604
Accumulated other comprehensive income                                                    (2,001)                  (168)
Employee Stock Ownership Plan note payable                                                (1,541)                (1,771)
Treasury stock, 601,800 shares at cost at June 30, and March 31, 2001                     (6,486)                (6,486)
                                                                                    ------------           ------------
          Total stockholders' equity                                                      76,706                 76,936
                                                                                    ------------           ------------
          Total liabilities and stockholders' equity                                $  1,211,405           $  1,208,563
                                                                                    ------------           ------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                Three Months Ended
                                                                                         JUNE 30,                June 30,
(in thousands except per share data)                                                       2001                    2000
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest on loans                                                                      $ 15,316                $ 19,049
  Interest on mortgage-backed securities                                                    2,619                   2,496
  Interest and dividends on securities and other interest-earning assets                    2,597                   2,448
-------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                            20,532                  23,993
-------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                                     10,150                   9,483
  Interest on FHLB advances and other borrowings                                            2,755                   4,507
  Interest on long-term debt                                                                  622                     622
-------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                           13,527                  14,612
-------------------------------------------------------------------------------------------------------------------------

  Net interest income                                                                       7,005                   9,381
-------------------------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                                                                     375                     450
-------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                               6,630                   8,931
-------------------------------------------------------------------------------------------------------------------------

NONINTEREST  INCOME:
  Mortgage production fees                                                                    297                   1,241
  Gain on sales of investment in real estate                                                  407                   1,142
  Real estate commissions, net                                                                231                     262
  Service charges                                                                           1,007                     799
  Gain on sale of investment securities available for sale                                    100                      --
  Loss on sale of fixed assets                                                                 --                      (2)
  Gain on sale of real estate acquired in settlement of loans                                  44                      --
  Equity in loss of NextBill.com                                                             (223)                   (348)
  Miscellaneous                                                                               625                     615
-------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                          2,488                   3,709
-------------------------------------------------------------------------------------------------------------------------

NONINTEREST  EXPENSES:
  Salaries and employee benefits                                                            3,685                   4,797
  Net occupancy expense                                                                     1,043                   1,335
  Data processing expense                                                                     683                     785
  Federal insurance premiums                                                                  111                      38
  Marketing expense                                                                           311                     636
  Professional services                                                                       187                     905
  Exit costs associated with disposal of wholesale lending group                               --                   1,002
  Miscellaneous                                                                             1,459                   1,952
-------------------------------------------------------------------------------------------------------------------------
          Total noninterest expenses                                                        7,479                  11,450
-------------------------------------------------------------------------------------------------------------------------

          Income before income taxes                                                        1,639                   1,190
INCOME TAX EXPENSE                                                                            491                     401
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $  1,148                $    789
-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                                        $   0.20                $   0.14
EARNINGS PER COMMON SHARE - DILUTED                                                      $   0.20                $   0.14
-------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(in thousands)
Three Months ended June 30,                                                                            2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                       $    1,148           $      789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation, amortization and accretion                                                                698                  675
   Provision for loan losses                                                                               375                  450
   Gain on sales of real estate acquired in settlement of loans                                            (44)                  --
   Gain on sales of investments                                                                           (100)                  --
   Gain on sales of investment in real estate                                                             (407)              (1,142)
   Loss on sales of premises and equipment                                                                  --                    2
   Write off of impairment of fixed assets                                                                  --                  478
   Deferred income tax (benefit) expense                                                                  (148)                 313
   Proceeds from sales of loans held for sale                                                           10,341              108,874
   Originations of loans held for sale                                                                      --             (138,560)
   Changes in assets and liabilities:
     (Increase) in accrued interest receivable                                                            (177)                (807)
     (Increase) decrease in other assets                                                                 1,605               (5,306)
     (Decrease) increase in accrued expense and other liabilities                                       (2,588)              10,232
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                                              10,703              (24,002)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities available for sale                                                        (65,822)                  --
     Proceeds from sale of securities available for sale                                                 4,100                   --
     Principal payments received on securities available for sale                                        9,184                4,589
     Principal payments received on investment securities held to maturity                               2,876                1,246
     Proceeds from calls and maturities of investment securities held to maturity                        4,235                2,025
     Loan originations, net of repayments                                                               52,732               (4,156)
     Proceeds from sale of real estate acquired in settlement of loans                                   1,572                  293
     Purchases of FHLB stock                                                                            (1,687)              (1,545)
     Redemption of FHLB stock                                                                              758                1,515
     Proceeds from sale of premises and equipment                                                           --                   38
     Purchases of premises and equipment                                                                  (161)                (365)
     Proceeds from sales of investments in real estate                                                   4,452                4,665
     Additions to investments in real estate                                                           (10,778)              (5,763)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by investing activities                                                         1,461                2,542
-----------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Three Months ended June 30,                                                                             2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                       $  (57,959)          $   32,958
  Net change in demand deposit accounts                                                                 33,972               (8,406)
  Repayment of FHLB advances and other borrowings                                                      (61,189)            (122,945)
  Proceeds from FHLB advances and other borrowings                                                      90,162              115,645
  Principal reduction of ESOP note payable                                                                 230                  115
  Proceeds from the exercise of stock options                                                              225                   --
  Cash dividends paid                                                                                       --                 (902)
  Increase in advance payments from borrowers for
    property taxes and insurance                                                                           674                  801
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                             6,115               17,266
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                                 18,279               (4,194)
Cash and cash equivalents at beginning of year                                                          30,602               28,572
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                          $   48,881           $   24,378
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid during period for:
-----------------------------------------------------------------------------------------------------------------------------------
   Interest                                                                                         $   14,776           $   14,453
-----------------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                                     $        9           $        7
-----------------------------------------------------------------------------------------------------------------------------------
 Supplemental schedule of noncash investing and financing activities:
-----------------------------------------------------------------------------------------------------------------------------------
   Acquisition of real estate in settlement on loans                                                $      281           $      372
-----------------------------------------------------------------------------------------------------------------------------------
   Dividends payable                                                                                $       --           $      902
-----------------------------------------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc.
Notes to Interim Unaudited Consolidated Financial Statements
June 30, 2001

A.       Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engaged in community banking, real estate development and sales, and mezzanine financing. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA"), and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 2001, which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

C.       Reclassification of Prior Period Amounts

         Certain reclassifications have been made in the Company's financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D.       Restatement of Certain Amounts

         In the quarter ended June 30, 2000, the Company accrued $1,142,000 in pre-tax charges related to exiting wholesale mortgage operations. As a result of an accounting only review performed by the Securities and Exchange Commission, the Company agreed to adjust the recognition of charges between the first three quarters of the Company's fiscal year 2001. The Company also adjusted the balance sheet value of fixed assets related to the wholesale mortgage business to recognize the impairment of the assets at June 30, 2000. The anticipated impairment of fixed assets at the time of sale had been accrued in June 2000 with the balance sheet to be adjusted at the time of the sale.

         This amendment reflects an adjustment to the timing of the recognition of expenses associated with the sale of the wholesale mortgage business, which occurred on December 29, 2000. There was no net effect on annual earnings resulting from the amendment.

         The following tables reflect the original numbers as reported and as adjusted for the periods stated (in thousands except per share data):

                                                                                                     Three months
June 30, 2000                                                                            As reported              As adjusted
-----------------------------------------------------------------------------------------------------------------------------
Fixed assets                                                                              $   23,772               $   23,294
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               1,273,237                1,272,759
-----------------------------------------------------------------------------------------------------------------------------
Exit costs related to disposal of wholesale lending group                                      1,142                    1,002
-----------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                                                                 1,050                    1,190
-----------------------------------------------------------------------------------------------------------------------------
Net income after income taxes                                                                    698                      789
-----------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                                               0.12                     0.14
-----------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                                                       $     0.12               $     0.14
-----------------------------------------------------------------------------------------------------------------------------

                                                                Three months                               Six months
September 30, 2000                                    As reported          As adjusted          As reported         As adjusted
-------------------------------------------------------------------------------------------------------------------------------
Fixed assets                                           $   23,225          $    22,781           $   23,225          $   22,781
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                            1,315,694            1,315,216            1,315,694           1,315,216
-------------------------------------------------------------------------------------------------------------------------------
Exit costs related to disposal of
   wholesale lending group                                     --                 (325)               1,142                 677
-------------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                              3,350                3,676                4,400               4,866
-------------------------------------------------------------------------------------------------------------------------------
Net income after income taxes                               2,141                2,353                2,839               3,142
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                            0.38                 0.42                 0.50                0.56
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                    $     0.38          $      0.41           $     0.50          $     0.56
-------------------------------------------------------------------------------------------------------------------------------

                                                                Three months                              Nine months
December 31, 2000                                     As reported          As adjusted          As reported         As adjusted
-------------------------------------------------------------------------------------------------------------------------------
Fixed assets                                           $   22,244          $    22,244           $   22,244          $   22,244
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                            1,257,453            1,257,453            1,257,453           1,257,453
-------------------------------------------------------------------------------------------------------------------------------
Exit costs related to disposal of
   wholesale lending group                                     --                  465                1,142               1,142
-------------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                             (1,370)              (1,836)               3,030               3,030
-------------------------------------------------------------------------------------------------------------------------------
Net income after income taxes                                (947)              (1,250)               1,892               1,892
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                           (0.17)               (0.22)                0.34                0.34
-------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                    $    (0.17)         $     (0.22)          $     0.33          $     0.33
-------------------------------------------------------------------------------------------------------------------------------

E.       Restructuring Charges

         In the fiscal year ended March 31, 2001, the Company recorded $2,325,000 in restructuring charges associated with the Company's strategic plans to exit wholesale mortgage operations and outlying retail mortgage and construction lending markets, enabling the Company to focus on its metro Atlanta franchise. Charges recorded in connection with these plans include employee severance and termination costs, leasehold and other contract termination costs, asset impairment costs, and transaction fees. As a result of restructuring plans in 2001, the Company eliminated 68 positions and recorded charges for the resulting employee severance and termination costs to be paid. Leasehold termination costs included payments on remaining lease obligations for leased premises or lease cancellation payments. Contract termination costs were also recorded representing the cost to buy out the remaining term or the remaining payments on data processing and telecommunication contracts that will provide no future benefit to the Company as a result of these plans. Other assets, primarily computer hardware and software and office furniture and fixtures, the value of which was considered to be impaired since they no longer would be used as a result of the closure of facilities or the reduction in workforce, were also written down to fair value.

          Through June 30, 2001, $1,601,000 has been charged against the accrual. At June 30, 2001, $161,000 of the wholesale mortgage accrual and $563,000 of the accrual related to exiting outlying markets remained primarily in employee severance and termination costs and leasehold and other contract termination costs.

          Employee severance and termination costs of $362,000 included severance payments to be paid in a lump sum or over a defined period, and related benefits for 24 employees terminated in connection with these plans. The Company notified the employees of their termination on or before the announcement of these plans. Certain employees were retained beyond March 31, 2001 to assist in an orderly exit of the markets. Each employee has been notified of their termination date and the committed severance payment was accrued. Through June 30, 2001, $146,000 in employee severance and termination costs has been paid, leaving $216,000 for future payments.

          Occupancy charges of $1,816,000 include leasehold and other contract termination costs and other asset impairment costs. These charges include the write-down of leasehold improvements and furniture and equipment. These write-downs resulted from excess space due to exiting of markets, the reduction in workforce and from closings of loan offices. The amount of the write-down represents the difference between the carrying value of the assets at the time that the impairment was determined and the estimated net proceeds expected to be received upon disposal. The remainder of the occupancy charges represents the future lease and other contract obligations or lease and other contract cancellation penalties in connection with the closure of loan offices and certain other corporate space. Other contract obligations consist of primarily data processing and telecommunication contracts that no longer provide a benefit to the Company as a result of these plans. Through June 30, 2001, $1,308,000 in occupancy charges was utilized, leaving $508,000 for future payments.

          As a result of the decision to exit the wholesale mortgage business, the Company recorded an impairment charge for the unamortized balance of goodwill associated with that operation. The Company determined that the goodwill associated with the wholesale mortgage operation was no longer recoverable as there will be no future cash flows from that operation. Therefore, an impairment charge of $56,000 was included in the restructuring charges.

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

             The following table shows the reconciliation of charges related to the disposal of the wholesale lending group for the quarter ended June 30, 2000 (in thousands):

                                                             Balance as of                         Balance as of
                                                             April 1, 2000           Utilized      June 30, 2000
         -------------------------------------------------------------------------------------------------------
         Restructuring charges:
         Employee severance and termination costs                     $ --               $ --               $135
         Leasehold and other contract termination costs                 --                 --                388
         Other asset impairment                                         --                479                 --
         -------------------------------------------------------------------------------------------------------
            Total restructuring charges                               $ --               $479               $523
         -------------------------------------------------------------------------------------------------------

         The following table shows the reconciliation of charges related to the disposal of the wholesale lending group and the exit charges related to all outlying retail mortgage and construction loan markets for the quarter ended June 30, 2001 (in thousands):

                                                               Balance as of                       Balance as of
                                                               April 1, 2001         Utilized      June 30, 2001
         -------------------------------------------------------------------------------------------------------
         Restructuring charges:
         Employee severance and termination costs                     $  339             $123               $216
         Leasehold and other contract termination costs                  690              182                508
         -------------------------------------------------------------------------------------------------------
            Total restructuring charges                               $1,029             $305               $724
         -------------------------------------------------------------------------------------------------------

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

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three-month periods ended June 30, 2001 and 2000, of the difference between average basic common shares outstanding and average diluted common shares outstanding.


COMPUTATION OF PER SHARE EARNINGS
(in thousands except per share data)               THREE MONTHS ENDED
                                           JUNE 30, 2001        June 30, 2000
                                           ----------------------------------
Basic

Net income                                        $1,148               $  789
                                           ----------------------------------

Average common shares                              5,651                5,637
                                           ----------------------------------

Earnings per common share - basic                 $ 0.20               $ 0.14
                                           ----------------------------------

Diluted

Net income                                        $1,148               $  789
                                           ----------------------------------

Average common shares - basic                      5,651                5,637
Incremental shares outstanding                        53                   38
                                           ----------------------------------
Average common shares - diluted                    5,704                5,675
                                           ----------------------------------

Earnings per common share - diluted               $ 0.20               $ 0.14
                                           ----------------------------------

G.       Accumulated Other Comprehensive Income

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

         Comprehensive income for the three months ended June 30, 2001 and 2000 is calculated as follows (in thousands):

                                                                        JUNE 30, 2001        June 30, 2000
                                                                        ----------------------------------
Unrealized loss, net, recognized in other
  accumulated comprehensive income:
    Before income tax                                                         $(2,955)               $(967)
    Income tax                                                                 (1,122)                (368)
                                                                        ----------------------------------
Net of income tax                                                             $(1,833)               $(599)
                                                                        ----------------------------------

Amounts reported in net income:
  Gain on sales of securities available for sale                              $   100                $  --
  Net (amortization) accretion on securities available for sale                    (7)                 109
                                                                        ----------------------------------
  Reclassification adjustment                                                      93                  109
  Income tax expense                                                              (35)                 (41)
                                                                        ----------------------------------
  Reclassification adjustment, net of tax                                          58                   68
                                                                        ----------------------------------
Amounts reported in other accumulated comprehensive income:
    Unrealized losses arising during the period, net of tax                    (1,775)                (531)
    Less reclassification adjustment, net of tax                                   58                   68
                                                                        ----------------------------------
    Unrealized losses, net, recognized in other
      accumulated comprehensive income                                         (1,833)                (599)
Net income                                                                      1,148                  789
                                                                        ----------------------------------
Total comprehensive income                                                    $  (685)               $ 190
                                                                        ----------------------------------

H.       Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. At June 30, 2001, the reportable segments consist of: community banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers and earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. Prior to April 1, 2001, the mortgage banking segment originated residential mortgage loans through retail loan production offices and purchased residential mortgage loans from correspondents through a wholesale lending office. The mortgage banking segment generated revenues through origination and processing fees, interest on residential mortgage loans, and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment's primary source of fee income was derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. During the year ended March 31, 2001, the Company sold the wholesale mortgage operations and exited retail mortgage banking activities conducted in offices outside of metropolitan Atlanta. Because of these actions, mortgage banking activities are no longer a separate reportable segment and the remaining income and expenses associated with mortgages is included in the community banking segment. All prior periods presented have been restated to combine the community banking and mortgage banking segment. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential properties. The real estate development and sales segment also provides third-party brokerage services for the Bank and for unaffiliated third parties. The mezzanine financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine financing segment generates revenues through interest, fees on loans, and equity participation agreements. Included in the mezzanine financing segment is the Company's share of losses associated with its investment in NextBill.com, an electronic bill presentment and payment company. The other segment consists of parent only corporate activities. The other segment generates revenues from securities available for sale and records interest expense related to the Company's trust preferred securities. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table (in thousands):


                                                              Real Estate
                                                              Development   Mezzanine
                                                  Banking      And Sales    Financing      Other    Eliminations  Consolidated
                                                ------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001:
------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                 $     6,729     $     16     $    603     $  (310)    $    (33)    $     7,005
  NONINTEREST (EXPENSE) INCOME                       (4,357)        (196)        (228)       (243)          33          (4,991)
  DEPRECIATION ON PREMISES AND EQUIPMENT                609           10           --          --           --             619
  INCOME TAX EXPENSE (BENEFIT)                          621          (72)         150        (208)          --             491
  NET INCOME (LOSS)                                   1,376         (108)         225        (345)          --           1,148
  PROVISION FOR LOAN LOSSES                             375           --           --          --           --             375
  TOTAL ASSETS                                    1,115,137       80,821       18,290       6,180       (9,023)      1,211,405
  EXPENDITURES FOR ADDITIONS TO PREMISES
   AND EQUIPMENT, NET                                   176           --           --          --           --             176
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS             21,775          676          492          77           --          23,020
  INTERSEGMENT REVENUES                                  10           11           14         153         (188)             --

------------------------------------------------------------------------------------------------------------------------------
June 30, 2000:
------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                 $     9,015     $     (2)    $    736     $  (324)    $    (44)    $     9,381
  Noninterest (expense) income                       (7,680)         445         (459)        (91)          44          (7,741)
  Depreciation on premises and equipment                741           15           --           4           --             760
  Income tax expense (benefit)                          279          177          111        (166)          --             401
  Net income (loss)                                     606          266          166        (249)          --             789
  Provision for loan losses                             450           --           --          --           --             450
  Total assets                                    1,289,276       54,885       18,000       7,205      (96,607)      1,272,759
  Expenditures for additions to premises and
    equipment, net                                      414           --           --          --           --             414
  Total revenues from external customers             25,635        1,396          406         265           --          27,702
  Intersegment revenues                               1,200           39           15         122       (1,376)             --

I.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The Company adopted SFAS No. 133 on April 1, 2001; there was no material impact to the Company's financial statements. In fiscal 1998, the Company purchased an interest rate floor on an investment security. In June 2001, the Company sold the interest rate floor and recognized a gain on the sale of $28,000. As of June 30, 2001, the Company owns no other derivatives that would impact current earnings due to changes in market conditions.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations. It requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not anticipate any significant impact on the Company's financial position or results of operation.

         SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 on April 1, 2001. SFAS No. 142 did not have a material impact on the Company's financial position or results of operation. As of the date of adoption, the Company did not have any unamortized goodwill subject to the transition provisions of SFAS No. 142 and therefore an annual assessment for impairment will not be required.

J.       A Warning About Forward-Looking Information

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

These statements are based on beliefs and assumptions of management and on information currently available to management. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "plans," "estimates" or similar expressions. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA
(in thousands except per share data)


                                                                                                            % Change
                                                                   Quarter Ended                        June 30, 2001 from
                                                    JUNE 30,          March 31,          June 30,       March 31,   June 30,
For the quarter:                                     2001              2001                2000           2001        2000
                                                   -------------------------------------------------------------------------
Net income                                         $    1,148       $    (3,243)       $      789       (135.40)%     45.50%
Per common share:
  Net income per common share - basic                    0.20             (0.57)             0.14       (135.09)%     42.86%
  Net income per common share - diluted                  0.20             (0.57)             0.14       (135.09)%     42.86%
  Dividends declared                                       --              0.16              0.16            --          --
  Book value per share                                  13.56             13.65             13.11         (0.66)%      3.43%
  Average common shares outstanding - basic             5,651             5,637             5,637          0.25%       0.25%
  Average common shares outstanding - diluted           5,704             5,637             5,675          1.19%       0.51%
Profitability ratios: (%)
  Return on average assets                               0.38%            (1.06)%            0.25%      (135.85)%     52.00%
  Return on average equity                               6.02%           (16.18)%            4.30%      (137.21)%     40.00%
  Efficiency ratio                                      78.78%           151.53%            87.47%       (48.01)%     (9.93)%
  Net interest margin - taxable equivalent               2.58%             2.82%             3.28%        (8.51)%    (21.34)%
  Equity to assets                                       6.33%             6.36%             5.80%        (0.47)%      9.14%
At quarter end:
  Loans held for sale                              $    3,809       $    14,150        $   78,926        (73.08)%    (95.17)%
  Loans receivable, net                               717,201           770,669           784,223         (6.94)%     (8.55)%
  Allowance for loan losses                             9,207             9,255             7,504         (0.52)%     22.69%
  Assets                                            1,211,405         1,208,563         1,272,759          0.24%      (4.82)%
  Deposits                                            825,935           849,922           794,504         (2.82)%      3.96%
  FHLB advances and other borrowings                  257,352           228,379           355,072         12.69%     (27.52)%
  Stockholders' equity                                 76,706            76,936            73,874         (0.30)%      3.83%

Overview

         The Company's net income for the quarter ended June 30, 2001 was $1,148,000, or $0.20 per diluted share. This represents a 45.50% increase over net income of $789,000, or $0.14 per diluted share for the same quarter last year. During the quarter ended June 30, 2000, the Company recognized a pre-tax one-time charge of $1,002,000 in conjunction with the Company's exit from the wholesale mortgage operations. Without this one-time charge, net income for the quarter ended June 30, 2000 would have been $1,440,000, or $0.25 per diluted share. The decrease from a year ago was primarily due to an earnings decline in the Company's real estate segment.

         Of the total $1,148,000 in net income or $0.20 per diluted share, the community banking operation accounted for $1,376,000 or $0.24 per diluted share; Eagle Real Estate Advisors, the real estate development and sales business, contributed a loss of $108,000 or $0.02 per diluted share; Eagle Bancshares Capital Group, the mezzanine financing unit, contributed $225,000 or $0.04 per diluted share. Other operations accounted for a loss of $345,000 or $0.06 per diluted share.

Segment Discussion

Community Banking

         During the quarter ended June 30, 2001, the Company moved forward with its previously announced initiatives to exit the construction lending business outside of metropolitan Atlanta and to increase core deposits as a source of funding. The Company also began to report its mortgage activities as a part of the community bank segment. In previous years, the Company's mortgage activities were significant to the Company's performance and represented a separate reportable segment.

         For the quarter ended June 30, 2001, the community bank generated net income of $1,376,000 which includes the income and expenses from the remaining mortgage activities. It also reflects a significant reduction in the volume of mortgage production related to the Company's exit of the wholesale and retail mortgage businesses in areas outside of metropolitan Atlanta.

         On a combined basis, earnings from the community bank segment and losses from the mortgage segment resulted in net income of $1,376,000, or $0.24 per diluted share for the June 2001 quarter, compared with net income, excluding the one-time charge, of $1,257,000, or $0.22 per share, for the June 2000 quarter.

         The improvement in the combined segment resulted from a decrease in non-interest expense, despite the compressed interest spread caused by the decrease of 275 basis points in the prime rate during the calendar year. Mortgage production fees of $297,000 during the quarter were higher than fees expected in future quarters due to the recognition of deferred fees from prior production in closing mortgage loan offices.

Real Estate Development and Sales

         For the quarter ended June 30, 2001, Eagle Real Estate Advisors resulted in a net loss of $108,000 or $0.02 per diluted share versus net income of $266,000 or $0.05 per diluted share for the same quarter last year. The loss is a result of a decline in the gain on sale of real estate due to delays in lot closings and the Company's decision not to replenish its real estate inventory until significant liquidations from existing projects occurs. In the June 2001 quarter gains on the sale of investment in real estate were $407,000 versus $1,142,000 for the June 2000 quarter. Lot sales for the June 2001 quarter, numbered 49 compared to 72 in the same quarter last year.

Mezzanine Financing

         For the quarter ended June 30, 2001, the mezzanine financing segment contributed net income of $225,000, or $0.04 per diluted share, compared with net income of $166,000, or $0.03 per diluted share in the same quarter last year. The principal source of income is interest income received on mezzanine loans. Included in the mezzanine financing segment are losses associated with the Company's ownership interest in NextBill.com, Inc. ("NextBill.com"). The June 2001 quarter results include $223,000 in NextBill.com operating losses compared to operating losses of $348,000 in the June 2000 quarter. The Company accounts for its ownership in NextBill.com using the equity method. On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17% interest in Brinkman Technologies, Inc. ("BTI"). At the same time, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP"), NextBill.com, Inc., a spin-off of BTI. The initial investment in NextBill.com of $3,000,000 consists of preferred stock bearing a 10% dividend and warrants representing the right to a majority of the common stock in NextBill.com. During the quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. It was the Company's intention to participate in the EBPP marketplace through ownership in NextBill.com and services offered by justrightbank.com. The EBPP market has not developed as anticipated. As reported in Form 10-K for the fiscal year ended March 31, 2001, the Company received an offer to purchase EBCG's interest in NextBill.com. The offer was contingent upon the offerer's ability to arrange funding and negotiation of a mutually acceptable definitive agreement. Thus far, the offerer has been unable to arrange funding. NextBill.com management is continuing active marketing efforts. In addition, consistent with its stated strategy to focus efforts on building the community banking franchise, the Company does not intend to invest in any new mezzanine lending projects and has announced plans to exit the mezzanine lending segment. No significant exit charges are anticipated.

EARNINGS ANALYSIS

INTEREST RATE AND MARKET RISK

         The normal course of business activity exposes the Company to interest rate risk. The Company operates under an interest rate risk policy approved by the Board of Directors of the Bank through the Asset and Liability Committee ("ALCO"). Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company's interest rate risk position is managed by ALCO. ALCO's objective is to optimize the Company's financial position, liquidity and net interest income, while remaining within the Board of Director's approved limits.

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

         Management estimates the Company's annual net interest income would increase approximately $1,233,000 or 4.13%, and decrease approximately $1,094,000 or 3.67% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates over June 30, 2001, estimates a $7,385,000 or 8.10% decrease in market value. The Company estimates a like decrease in rates would decrease market value $1,611,000 or 1.77%. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

Net Interest Income

         Net interest income decreased by $2,376,000 or 25.33% to $7,005,000 in the quarter ended June 30, 2001 from $9,381,000 for the same period last year. This decrease was the result of a narrowing in the net interest spread. The net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased 63 basis points to 241 basis points from 304 basis points in the same quarter last year. The decline is primarily attributable to the decrease in the yield on interest earning assets resulting from a decrease in loans receivable, net and loans held for sale coupled with a decline in the yield earned on loans. The yield on interest earning assets decreased 81 basis points to 7.47% from 8.28% while the cost of interest bearing liabilities decreased 18 basis points to 5.06% from 5.24%.

         Interest income decreased $3,461,000 or 14.43% to $20,532,000 for the quarter ended June 30, 2001 from $23,993,000 for the same quarter one year earlier. Interest income received on loans decreased $3,733,000 or 19.60% to $15,316,000 for the June 2001 quarter from $19,049,000 in the same quarter last year. The decrease in interest received on loans is attributable to a decrease in loans and the yield earned on loans during the June 2001 quarter. The yield on loans decreased 84 basis points to 7.90% for the quarter compared to 8.74% in the same quarter last year. Interest income on loans receivable, net, declined $2,750,000 or 15.30% to $15,222,000 during the quarter ended June 30, 2001 from $17,972,000 in the same quarter last year. The average balance of loans receivable, net, decreased $46,716,000 or 5.73% to $769,213,000 during the quarter ended June 30, 2001 from $815,929,000 in the same quarter last year. Interest income on loans held for sale decreased $983,000 or 91.27% to $94,000 during the quarter ended June 30, 2001 from $1,077,000 in the same quarter last year. During fiscal 2001, the Company exited wholesale mortgage operations and single-family residential mortgage and construction loan origination markets located outside of the metropolitan Atlanta area. The average balance of construction loans decreased $58,056,000 or 24.58% to $178,181,000 during the June 30, 2001 quarter compared to $236,237,000 during the June 30, 2000 quarter. In addition, the majority of the loans originated by the wholesale mortgage operation and the single-family residential mortgage loans originated in outlying markets were held for sale and sold in the secondary market. The average balance of loans held for sale decreased $49,789,000 or 89.23% to $6,010,000 during the quarter ended June 30, 2001, compared to $55,799,000 during the same quarter last year. Interest received on mortgage-backed securities increased $123,000 or 4.93% to $2,619,000 for the June 2001 quarter from $2,496,000 in the same quarter last year. Interest and dividends received on securities and other interest-earning assets increased $149,000 or 6.09% to $2,597,000 in the June 2001 quarter from $2,448,000 in the same quarter last year.

         Interest expense decreased $1,085,000 or 7.43% to $13,527,000 for the quarter ended June 30, 2001 from $14,612,000 in the same quarter last year. This is primarily the result of a decrease in interest-bearing liabilities, primarily FHLB advances and other borrowings. Interest expense on FHLB advances and other borrowings decreased $1,752,000 or 38.87% to $2,755,000 for the June 2001 quarter 4,507,000 in the June 2000 quarter. Additionally, the Bank's cost of FHLB advances and other borrowings decreased 76 basis points to 4.28% from 5.04% in the same period in the prior year. As a result of an increase in average deposits during the June 2001 quarter, interest expense on deposits increased $667,000 or 7.03% to $10,150,000 from $9,483,000 in the same period in the prior year. The cost of deposits decreased 2 basis points to 5.18% during the quarter compared to 5.20% in the prior year. Interest expense on guaranteed preferred beneficial interests in debentures for the June 2001 and 2000 quarter was $622,000.

         The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarters ended June 30, 2001 and 2000:

AVERAGE BALANCE SHEET
Quarter ended June 30,


                                                                2001                                      2000
                                             AVERAGE                        YIELD/         Average                    Yield/
(in thousands)                               BALANCE          INTEREST      COST           Balance       Interest      Cost
------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
------------------------------------------------------------------------------------------------------------------------------
  Loans receivable(1)                       $  769,213       $   15,222       7.92%       $  815,929       $17,972       8.81%
  Loans held for sale                            6,010               94       6.26%           55,799         1,077       7.72%
  Mortgage-backed securities                   162,919            2,619       6.43%          148,271         2,496       6.73%
  FHLB stock                                    10,928              184       6.73%           14,783           285       7.71%
  Taxable investments(2)                        99,723            1,581       6.34%           55,156           867       6.29%
  Tax-exempt investment securities(2)           32,558              671       8.24%           74,976         1,431       7.63%
  Interest earning deposits                     24,205              282       4.66%            4,080            66       6.47%
------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                1,105,556           20,653       7.47%        1,168,994        24,194       8.28%
------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                    115,291                                        91,120
Total assets                                $1,220,847                                    $1,260,114
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings accounts                          $   28,947              105       1.45%       $   33,723           125       1.48%
  Checking                                     122,744              871       2.84%           98,015           779       3.18%
  Money market                                 103,234            1,144       4.43%           63,648           661       4.15%
  Certificates of deposit                      528,613            8,030       6.08%          533,747         7,918       5.93%
------------------------------------------------------------------------------------------------------------------------------
  Total deposits                               783,538           10,150       5.18%          729,133         9,483       5.20%
------------------------------------------------------------------------------------------------------------------------------
  FHLB advances and other borrowings           257,191            2,755       4.28%          357,697         4,507       5.04%
  Guaranteed preferred beneficial
     interests in debentures                    28,750              622       8.65%           28,750           622       8.65%
------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           1,069,479           13,527       5.06%        1,115,580        14,612       5.24%
Non-interest bearing deposits                   52,206                                        54,779
Non-interest bearing liabilities                22,875                                        16,359
Stockholders' equity                            76,287                                        73,396
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $1,220,847                                    $1,260,114
------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                        $ 7,126       2.41%                        $ 9,582      3.04%
Taxable-equivalent adjustment                                      (121)                                      (201)
------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                     $ 7,005                                    $ 9,381
Net interest earning assets/net interest
  Margin                                    $   36,077                        2.58%       $   53,414                    3.28%
Interest earning assets as a percentage
  of interest bearing liabilities               103.37%                                                     104.79%
------------------------------------------------------------------------------------------------------------------------------

(1) Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income decreased by $1,221,000 or 32.92% to $2,488,000 for the quarter ended June 30, 2001 from $3,709,000 for the same period last year.

         Historically, mortgage production fees were the largest component of non-interest income and such fees decreased $944,000 or 76.07% to $297,000 in the quarter ended June 30, 2001 compared to $1,241,000 in the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company's market, which is affected by job creations, interest rates and general economic conditions. In addition, the margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

SUMMARY OF MORTGAGE PRODUCTION
(dollars in thousands)


Three months ended June 30,     2001                 2000
                              -----------------------------
Fees                          $   297             $  1,241
Dollar volume sold            $10,341             $108,874
Margin earned                    2.87%                1.14%

         The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. During the quarters ended June 30, 2001 and 2000, the Company sold the majority of mortgage loans with servicing released and the largest component of mortgage production fees was service release premiums. As discussed previously, the Company exited its wholesale mortgage operations and retail mortgage operations outside of metropolitan Atlanta during fiscal 2001. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network, however, income associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance. For the quarter ended June 30, 2001, mortgage production fees were higher than fees expected in future quarters. The Bank recognized deferred fees related to prior loan production that were originated by mortgage loan offices closed in conjunction with the exiting of outlying markets.

         Service charges increased $208,000 or 26.03% to $1,007,000 in the quarter ended June 30, 2001, compared to $799,000 for the same period last year. The increase in service charges is attributable to an increase in core deposits coupled with an increase in fees received from the Bank's courtesy overdraft services.

         Non-interest income generated from the Company's real estate activities includes gains on the sales of real estate and real estate commissions. Revenues from these sources decreased $766,000 or 54.56% to $638,000 during the quarter ended June 30, 2001 from $1,404,000 for the same quarter last year. The decrease is due to a delay in lot closings and the Company's decision not to replenish its real estate inventory until significant liquidations from existing projects occurs. During the June 2001 quarter, 49 residential lots were sold compared to 72 residential lots sold in the same quarter last year.

         In the quarter ended March 31, 2000, the Company made a strategic investment in an electronic bill presentment and payment ("EBPP") company, NextBill.com. It was the Company's intention to participate in the EBPP marketplace through its ownership in NextBill.com. During the quarter ended June 30, 2001, the Company recorded operating losses of $223,000 in connection with its investment in NextBill.com, compared to operating losses of $348,000 in the same quarter last year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Segment Discussion, Mezzanine Financing."

         During the quarter ended June 30, 2001, the Company recorded a gain on sales of securities available for sale of $100,000 versus no gain or loss recorded in the same quarter last year. In addition, the Company recorded a $44,000 gain on the sales of real estate acquired in settlement of loans during the quarter ended June 30, 2001 compared to no gain or loss recorded in the same quarter one year ago.

         Miscellaneous other income increased $10,000 or 1.63% to $625,000 for the quarter ended June 30, 2001 from $615,000 for the same period last year. Non-Interest Expense

         Non-interest expense decreased by $3,971,000 or 34.68% to $7,479,000 for the quarter ended

June 30, 2001 from $11,450,000 for the same period last year.

         Salaries and employee benefits decreased $1,112,000 or 23.18% to $3,685,000 for the quarter ended June 30, 2001 from $4,797,000 for the same period last year. This decrease is due to continuing programs to improve efficiency, including exiting wholesale mortgage operations and retail mortgage and construction lending markets outside of metropolitan Atlanta, resulting in a significant reduction of force. Occupancy expense also decreased as a result of these actions by $292,000 or 21.87% to $1,043,000 in the June 2001 quarter, from $1,335,000 for the same period last year. Data processing expense decreased $102,000 or 12.99% to $683,000 in the June 2001 quarter from $785,000 in the same quarter last year. During the quarter ended June 30, 2000, data processing expenses had increased due to enhancements associated with the Bank's Internet site, justrightbank.com and electronic banking services. Federal deposit insurance premiums increased $73,000 or 192.11% to $111,000 during the quarter ended June 30, 2001 from $38,000 in the same quarter last year. Marketing expense decreased $325,000 or 51.10% to $311,000 from $636,000 for the same quarter last year. Professional services decreased $718,000 or 79.34% to $187,000 in the June 2001 quarter compared to $905,000 in the same period last year. The decrease in professional services reflects a decline in the legal expenses incurred in connection with the Prime Lending lawsuit. See "Part II, Other Information - Item 1. Legal Proceedings".

         Miscellaneous expenses decreased $493,000 or 25.26% to $1,459,000 for the quarter ended June 30, 2001 from $1,952,000 for the same period last year. The decrease is in part attributable to a decrease in marketing expenses associated with three of the Company's real estate projects of $183,000 or 45.86% to $216,000 during the June 30, 2001 quarter from $399,000 during the same period last year.

Restructuring Charges

         In the quarter ended June 30, 2000, the Company recorded $1,002,000 in restructuring charges associated with the Company's strategic plan to exit wholesale mortgage operations. Charges recorded in connection with this plan include employee severance and termination costs, leasehold and other contract terminations costs, asset impairment costs, and transaction fees. As a result of this restructuring plan, the Company eliminated 29 positions and recorded charges for the resulting employee severance and termination costs to be paid. Leasehold termination costs includes payments on remaining lease obligations for leased premises. Contract termination costs were also recorded representing the cost to buy out the remaining term or the remaining payments on data processing and telecommunication contracts that will provide no future benefit to the Company as a result of this plan. Other assets, primarily computer hardware and software and office furniture and fixtures, the value of which was considered to be impaired since they no longer would be used as a result of the closure of facilities or the reduction in workforce, were also written down to fair value.

         The following table shows the reconciliation of charges related to the disposal of the wholesale lending group for the quarter ended June 30, 2000 (in thousands):


                                                      Balance as of                Balance as of
                                                      April 1, 2000    Utilized    June 30, 2000
------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                  $--            $ --         $135
Leasehold and other contract termination costs             --              --          388
Other asset impairment                                     --             479           --
------------------------------------------------------------------------------------------------
   Total restructuring charges                            $--            $479         $523
------------------------------------------------------------------------------------------------

         There were no restructuring charges recorded in the quarter ended June 30, 2001. For more information on restructuring charges recorded in the prior fiscal year see "Note E of the Notes to Consolidated Financial Statements".

BALANCE SHEET ANALYSIS

Investment Securities

         Investment securities increased $42,602,000 to $309,630,000 at June 30, 2001 from $267,028,000 at March 31, 2001 and $46,539,000 to $263,091,000 at
June 30, 2000. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The investment securities portfolio at June 30, 2001, was comprised of $43,104,000 of investment securities held to maturity at amortized cost compared to $50,179,000 and $57,917,000 at March 31, 2001 and June 30, 2000,
respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, securities available for sale had an estimated market value of $266,526,000 at June 30, 2001 compared to $216,849,000 and $205,174,000 at March 31, 2001 and June 30,
2000, respectively. During the quarter ended June 30, 2001, the Company purchased $65,822,000 in securities classified as available for sale, primarily in mortgage-backed securities. Securities available for sale had a net unrealized loss as shown in the Company's stockholders' equity section of $2,001,000 and $168,000 at June 30, 2001 and March 31, 2001, respectively.

         The Company holds no investment securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at June 30, 2001, March 31, 2001 or June 30, 2000.

The following table reflects securities held in the Bank's securities portfolio for the periods indicated:

INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------
(in thousands)                                                   JUNE 30,            March 31,           June 30,
                                                                   2001                2001               2000
------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Treasury and US Government Agencies                          $  3,000            $  7,323            $ 11,382
  Mortgage-backed securities                                        33,567              35,466              38,511
  Corporate bonds                                                    2,467               2,465               2,961
  Other debt securities                                              4,070               4,925               5,063
------------------------------------------------------------------------------------------------------------------
        Total                                                     $ 43,104            $ 50,179            $ 57,917
------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Treasury and US Government Agencies                          $ 15,657            $ 19,863            $ 50,395
  Mortgage-backed securities                                       148,889             102,669             103,605
  Corporate Bonds                                                   33,812              25,678                  --
  Equity securities - preferred stock                               11,873               8,634              11,143
  Other debt securities                                             56,295              60,005              40,031
------------------------------------------------------------------------------------------------------------------
         Total                                                    $266,526            $216,849            $205,174
------------------------------------------------------------------------------------------------------------------
Total Investment Securities:
  US Treasury and US Government Agencies                          $ 18,657            $ 27,186            $ 61,777
  Mortgage-backed securities                                       182,456             138,135             142,116
  Corporate bonds                                                   36,279              28,143               2,961
  Equity securities - preferred stock                               11,873               8,634              11,143
  Other debt securities                                             60,365              64,930              45,094
------------------------------------------------------------------------------------------------------------------
          Total                                                   $309,630            $267,028            $263,091
------------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX


                                                        JUNE 30,    % OF GROSS    March 31,    % of Gross    June 30,    % of Gross
(in thousands)                                            2001      LOANS RECV      2001       Loans Recv      2000      Loans Recv
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate loans:
    Construction                                        $141,326       17.92%      $189,227       21.76%     $ 235,142       25.58%
    Acquisition & development                             76,728        9.73%       107,513       12.36%       110,743       12.05%
Real Estate mortgage loans:
    Non-residential                                      106,896       13.56%       105,500       12.13%        88,718        9.65%
    Residential                                          279,577       35.46%       287,647       33.08%       322,317       35.06%
    Home equity and second mortgages                     109,798       13.93%       104,360       12.00%        86,382        9.40%
-----------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                                 $714,325       90.60%      $794,247       91.33%     $ 843,302       91.74%
-----------------------------------------------------------------------------------------------------------------------------------
Other loans:
    Commercial                                          $ 31,373        3.98%      $ 30,654        3.52%     $  30,388        3.31%
    Mezzanine                                             19,502        2.47%        20,861        2.40%        18,763        2.04%
    Leases                                                   117        0.01%           118        0.01%           463        0.05%
    Consumer and other                                    23,135        2.94%        23,794        2.74%        26,281        2.86%
-----------------------------------------------------------------------------------------------------------------------------------
Total other loans                                       $ 74,127        9.40%      $ 75,427        8.67%     $  75,895        8.26%
-----------------------------------------------------------------------------------------------------------------------------------
Total gross loans receivable                            $788,452      100.00%      $869,674      100.00%     $ 919,197      100.00%
-----------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans in process              (63,303)                   (90,917)                  (128,262)
    Deferred costs and other
      unearned income                                      1,259                      1,167                        792
    Allowance for loan losses                             (9,207)                    (9,255)                    (7,504)
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                  $ 717,201                   $770,669                  $ 784,223
-----------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION
-------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2001                                             ACQUISITION &                        % OF TOTAL
  (DOLLARS IN THOUSANDS)                  CONSTRUCTION       DEVELOPMENT         TOTAL           BY LOCATION
-------------------------------------------------------------------------------------------------------------
ATLANTA, GA                                $101,612           $ 61,892         $163,504
                                                                                                      74.98%
JACKSONVILLE, FL                             11,670             11,427           23,097
                                                                                                      10.59%
CHARLOTTE, NC                                12,690              3,246           15,936
                                                                                                       7.31%
AUGUSTA, GA                                   7,132                 63            7,195
                                                                                                       3.30%
CHATTANOOGA, TN                               8,222                100            8,322
                                                                                                       3.82%
-------------------------------------------------------------------------------------------------------------
  TOTAL BY TYPE                            $141,326           $ 76,728         $218,054              100.00%
-------------------------------------------------------------------------------------------------------------
At March 31, 2001
-------------------------------------------------------------------------------------------------------------
Atlanta, GA                                $109,314           $ 70,769         $180,083
                                                                                                      60.69%
Jacksonville, FL                             27,177             28,803           55,980
                                                                                                      18.86%
Charlotte, NC                                21,306              4,957           26,263
                                                                                                       8.85%
Augusta, GA                                  12,879                 96           12,975
                                                                                                       4.37%
Savannah, GA                                  3,397              2,614            6,011
                                                                                                       2.03%
Chattanooga, TN                              15,154                274           15,428
                                                                                                       5.20%
-------------------------------------------------------------------------------------------------------------
  Total by type                            $189,227           $107,513         $296,740              100.00%
-------------------------------------------------------------------------------------------------------------
At June 30, 2000
-------------------------------------------------------------------------------------------------------------
Atlanta, GA                                $124,989           $ 70,907         $195,896
                                                                                                      56.64%
Jacksonville, FL                             30,316             28,617           58,933
                                                                                                      17.04%
Charlotte, NC                                32,195              4,981           37,176
                                                                                                      10.75%
Augusta, GA                                  18,051              1,109           19,160
                                                                                                       5.54%
Savannah, GA                                  8,973              4,872           13,845
                                                                                                       4.00%
Chattanooga, TN                              20,618                257           20,875
                                                                                                       6.03%
-------------------------------------------------------------------------------------------------------------
  Total by type                            $235,142           $110,743         $345,885              100.00%
-------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration
         The loan portfolio decreased $53,468,000 or 6.94% to $717,201,000 at June 30, 2001, compared to $770,669,000 at March 31, 2001 and $67,022,000 or
8.55% from $784,223,000 at June 30, 2000. The decrease from March 31, 2001 was primarily in construction and acquisition and development loans as a result of exiting all construction lending markets outside of the metropolitan Atlanta area. During the quarter ended March 31, 2001, the Company exited all construction lending markets outside of the metropolitan Atlanta area, decreasing the level of originations and outstanding commitments in construction loans. The Company had construction lending offices in five markets outside of the metropolitan Atlanta area. The Company had total commitments of $116,657,000 in construction and acquisition and development loans in those markets at March 31, 2001 and at June 30, 2001 total commitments had decreased $62,107,000 or 53.24% to $54,550,000.

         The level of all other loan categories remained relatively stable from the March 31, 2001 level. While construction and acquisition and development loans decreased, total real estate loans as a percentage of gross loans receivable declined only slightly to 90.60% at June 30, 2001 compared to 91.33% at March 31, 2001. Non-residential mortgage loans, single-family residential first mortgage loans, and home equity and second mortgages totaled $496,271,000 at June 30, 2001 compared to $497,507,000 at March 31, 2001. Commercial loans, mezzanine loans, leases and consumer loans represented 9.40% at June 30, 2001 versus 8.67% at March 31, 2001. These loan categories totaled $74,127,000 at June 30, 2001 versus $75,427,000 at March 31, 2001. Total commitments for mezzanine loans decreased $1,359,000 or 6.51% to $19,502,000 at June 30, 2001 from $20,861,000 at March 31, 2001. As discussed previously, the Company will not engage in any new mezzanine projects and has announced plans to discontinue mezzanine lending.

Non-Performing and Potential Problem Assets
         Historically, loans were placed on non-accrual when payments have been in default for 90 days. During fiscal 2001, in accordance with regulatory guidelines, the Company elected to change the method used from number of days in default to number of payments missed when placing amortizing real estate loans on non-accrual. This change provides a more consistent method for placing loans on non-accrual by eliminating the volatility associated with the number of days in each month. Real estate loans are now placed on non-accrual when four payments are missed. The June 30, 2000 period presented has been restated to reflect this change in method.

         At June 30, 2001, total problem assets increased to $16,977,000 compared to $16,197,000 at March 31, 2001. At June 30, 2001, the Company had non-accrual loans of $11,187,000 compared to $4,489,000 at March 31, 2001 and $12,154,000 at June 30, 2000. Interest income not recognized on non-accrual loans amounted to $292,000 during the quarter ended June 30, 2001, and $473,000 during the same period last year. At June 30, 2001, $3,611,000 or 32.28% of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $2,468,000 or 54.98% at March 31, 2001 and $7,638,000 or 62.84% at
June 30, 2000.

         Non-accrual construction and acquisition and development loans grew to $2,401,000 at June 30, 2001, from $1,551,000 at March 31, 2001 and $1,195,000 at
June 30, 2000. Non-accrual construction and acquisition and development loans at June 30, 2001 are attributable to nine relationships. One borrower in the metropolitan Atlanta area has an acquisition and development loan totaling $1,143,000. This loan was identified as non-accrual due to current delinquencies, lack of activity and concerns regarding the borrower's cash flow position. At March 31, 2001, this relationship was included in the potential problem loan category. During the June 2001 quarter, the relationship was reevaluated and moved to non-accrual status.

         Non-accrual non-residential loans increased to $4,400,000 at June 30, 2001, from $83,000 at March 31, 2001 and $2,525,000 at June 30, 2000. One
borrower in the metropolitan Atlanta area has one non-residential loan totaling $3,733,000. This loan was placed on non-accrual status due to current delinquencies and concerns regarding the borrower's cash flow position based on insufficient lease activity associated with the property. At March 31, 2001, this relationship was included in the potential problem loan category. During the June 2001 quarter, the relationship was reevaluated and moved to non-accrual status.

         In addition, at June 30, 2001, the Asset Quality Committee (the "AQC") identified $4,536,000 as potential problem loans compared to $9,207,000 and $5,091,000 of potential problem loans at March 31, 2001 and June 30, 2000. At June 30, 2001, the Bank had one borrower located in the metropolitan Atlanta area with two commercial loans classified as potential problem loans totaling $2,724,000 or 60.05% of the total potential problem loans. These loans were identified as potential problems due to non-compliance with the loan covenants and declining revenues and earnings trends. As of June 30, 2001, these loans are current.

         Real estate owned decreased by $1,247,000 or 49.86% to $1,254,000 at June 30, 2001, from $2,501,000 at March 31, 2001 and decreased $346,000 or
21.63% from $1,600,000 at June 30, 2000.

         The increase in non-accrual and decrease in potential problem loans are primarily attributable to the two non-accrual loan relationships discussed above. This migration is reflected in the increase in total non-performing assets as a percent of total assets which increased to 1.03% from 0.58% at March 31, 2001. Total problem assets as a percent of total assets increased to 1.40% at June 30, 2001 from 1.34% at March 31, 2001 and decreased from 1.48% at June 30, 2000. The Bank's Credit Administration Department will continue to closely monitor these relationships.

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

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                     JUNE 30,         March 31,     June 30,
(dollars in thousands)                                                 2001             2001          2000
------------------------------------------------------------------------------------------------------------
Non-accrual loans:
Real estate loans:
  Construction                                                         $ 923           $1,219        $1,195
  Acquisition & development                                            1,478              332            --
Real estate mortgage loans:
  Non-residential                                                      4,400               83         2,525
  Residential                                                          3,093            1,908         7,295
  Home equity and second mortgages                                       518              560           343
------------------------------------------------------------------------------------------------------------
Total real estate loans                                               10,412            4,102        11,358
------------------------------------------------------------------------------------------------------------
Other loans:
  Commercial                                                             435              109           193
  Mezzanine                                                               --               --            --
  Leases                                                                 119              119           119
  Consumer and other                                                     221              159           484
------------------------------------------------------------------------------------------------------------
Total other loans                                                        775              387           796
------------------------------------------------------------------------------------------------------------
Total non-accrual                                                    $11,187           $4,489       $12,154
Real estate owned, net                                                 1,254            2,501         1,600
------------------------------------------------------------------------------------------------------------
Total non-performing assets                                          $12,441           $6,990       $13,754
Potential problem loans                                                4,536            9,207         5,091
------------------------------------------------------------------------------------------------------------
  Total problem assets                                               $16,977          $16,197       $18,845
------------------------------------------------------------------------------------------------------------
Total non-performing asset/Total assets                                1.03%            0.58%         1.08%
------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                                      1.40%            1.34%         1.48%
------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance              2.34%            2.08%         2.38%
------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                        54.23%           57.14%        39.82%
------------------------------------------------------------------------------------------------------------

         The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At June 30, 2001                             Residential
                                         ------------------       Comm'l                                                 % of Total
(dollars in thousands)                   Const         Mtgs      R-Estate    Comm'l     Leases  Installment   Total       Location
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual:
Atlanta                                  $1,671      $1,090      $4,400      $  435      $119      $221      $ 7,936       46.08%
Augusta                                     154          --          --          --        --        --          154        0.89%
Jacksonville                                 64         238          --          --        --        --          302        1.75%
Charlotte                                   138         198          --          --        --        --          336        1.95%
Chattanooga                                 374         137          --          --        --        --          511        2.97%
All other locations                          --       1,948          --          --        --        --        1,948       11.31%
-----------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual                      2,401       3,611       4,400         435       119       221       11,187       64.95%
-----------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
Atlanta                                      --          73       1,164       3,299        --        --        4,536       26.34%
-----------------------------------------------------------------------------------------------------------------------------------
   Total potential problem loans             --          73       1,164       3,299        --        --        4,536       26.34%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
Atlanta                                      51          38          --          --        --        --           89        0.52%
Augusta                                      35          11          --          --        --        --           46        0.27%
Hinesville                                  180          --          --          --        --        --          180        1.04%
Chattanooga                                 275          --          --          --        --        --          275        1.59%
All other locations                         481         430          --          --        --        --          911        5.29%
-----------------------------------------------------------------------------------------------------------------------------------
   Total real estate owned(1)             1,022         479          --          --        --        --        1,501        8.71%
-----------------------------------------------------------------------------------------------------------------------------------
Total problem assets by type             $3,423      $4,163      $5,564      $3,734      $119      $221      $17,224      100.00%
-----------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type         19.87%      24.17%      32.31%      21.68%     0.69%     1.28%      100.00%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Does not include allowance of $247,000; real estate owned, net equals $1,254,000.

Loan Impairment
         Impaired loans increased $4,632,000 to $4,813,000 at June 30, 2001 from $181,000 at March 31, 2001 and $2,390,000 from $2,423,000 at June 30, 2000. This increase is primarily attributable to one non-residential loan relationship, see discussion in Non-Performing Assets. A loan is considered impaired when a loan is classified as non-accrual or based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At June 30, 2001, March 31, 2001, and June 30, 2000, the valuation allowance related to these impaired loans was $1,158,000, $111,000 and $295,000, respectively, which is included in the allowance for loan losses as presented in the table on the following page. At June 30, 2001, March 31, 2001, and June 30, 2000, all impaired loans had a related loan loss allowance. During the quarters ended June 30, 2001, March 31, 2001, and June 30, 2000, the Company had no charge-offs related to impaired loans. For the quarter ended June 30, 2001, the average recorded investment in impaired loans was $4,792,000 compared to $59,000 and $2,424,000 for the quarters ended March 31, 2001 and June 30, 2000, respectively.

Allowance for Loan Losses
         The Bank provided aside $375,000 of additional allowances for probable loan losses during the June 30, 2001 quarter compared to $525,000 and $450,000 in the March 31, 2001 and June 30, 2000 quarters, respectively. At June 30, 2001 and March 31, 2001, the allowance represented 1.20% and 1.15% of outstanding average loans receivable, net, during the period.

         The Bank decreased the provision for loan losses during the quarter ended June 30, 2001 in part due to a decrease in net charge-offs. Net charge-offs during the quarter ended June 30, 2001 decreased to $423,000 versus $2,698,000 during the quarter ended March 31, 2001. In the June 2001 quarter, net charge-offs represented 0.22% of outstanding average loans receivable, net, compared to 1.34% for the quarter ended March 31, 2001. Loan loss allowances totaled $9,207,000, or 544.15% of quarter-end annualized net charge-offs, and $9,255,000, or 85.76% of quarter-end annualized net charge-offs, at

March 31, 2001 and $7,504,000, or 1369.34% at June 30, 2000. In the March 31,
2001 quarter, the Bank sold approximately $7,500,000 in non-accrual single-family residential loans and a loss of $1,775,000 was charged to the allowance for loan losses. Without the one-time charge taken in conjunction with the sale of these loans, net charge-offs during the quarter ended March 31, 2001 would have been $923,000 and would have represented 0.46% of outstanding average loans receivable, net.

         Management also considered the increase in non-accrual loans in determining the level of allowance for loan losses. However, as discussed earlier, this increase was primarily due to the migration of two loans, which were included in the potential problem loan category at March 31, 2001. In addition, management considered the decrease in the level of the loans receivable portfolio, primarily in construction and acquisition and development loans. During fiscal 2001, the Bank provided additional allowance for loan losses due to increased loss estimates on problem construction loans located outside the metropolitan Atlanta area. Approximately $730,000 or 30.40 % of the Bank's exposure in non-accrual residential construction loans was outside of metropolitan Atlanta at June 30, 2001 compared to $860,000 or 55.45% at March 31, 2001. During the June 2001 quarter, the Bank foreclosed on three construction loans to one borrower located in Tennessee. Total outstanding balances on these three loans totaled $406,000. The Bank charged-off $165,000 related to these loans prior to transferring the properties to the real estate owned portfolio. The level of construction loans located outside the metropolitan Atlanta area has decreased significantly by $62,107,000 or 53.24% to $54,550,000 at June 30, 2001 compared to $116,657,000 at March 31, 2001. For more information on loan concentrations and non-performing assets see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Concentration and Non-Performing and Potential Problem Assets".

         Loan loss allowances to total problem assets decreased slightly to 54.23% at June 30, 2001 from 57.14% at March 31, 2001. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at June 30, 2001 was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the non-accrual and potential problem loans including the market value of collateral and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio.

         The following tables provide an analysis of the allowance for losses and percentage of coverage to net-charge-offs.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                                              JUNE 30, 2001    March 31, 2001   June 30, 2000
                                                                                 ---------------------------------------------------
Allowance for loan losses, beginning of quarter                                       $  9,255         $ 11,428         $  7,191
Charge-offs:
Real estate loans:
  Construction                                                                             106              197                4
  Acquisition & development                                                                 59                8               --
Real estate mortgage loans:
  Non-residential                                                                           --               --               --
  Residential                                                                               27            1,879               66
  Home equity and second mortgages                                                         175              164               16
---------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                                                                    367            2,248               86
Other loans:
  Commercial                                                                                22              136                8
  Mezzanine                                                                                 --               --               --
  Leases                                                                                    --               --               --
  Consumer and other                                                                       201              487              251
---------------------------------------------------------------------------------------------------------------------------------
Total other loans                                                                          223              623              259
---------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                                      590            2,871              345
Recoveries                                                                                 167              173              208
---------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                            423            2,698              137
Provision for loan losses                                                                  375              525              450
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, end of quarter                                                9,207            9,255            7,504
---------------------------------------------------------------------------------------------------------------------------------
Average loans receivable, net, outstanding for the period                             $769,213         $804,939         $815,929
---------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans receivable, net, outstanding                    0.22%            1.34%            0.07%
---------------------------------------------------------------------------------------------------------------------------------
Allowance to average loans receivable, net, outstanding                                   1.20%            1.15%            0.92%
Allowance to annualized net charge-offs                                                 544.15%           85.76%         1369.34%
---------------------------------------------------------------------------------------------------------------------------------

 Investment in Real Estate
         The Company has ownership interests in ten real estate projects as of June 30, 2001. As a unitary thrift holding company, the Company is permitted to invest in real estate projects. The most significant portion of the Company's investment in real estate is land to be developed or in process of development for residential subdivisions. In addition, the Company is also developing a condominium project. All ten real estate investments are located in metropolitan Atlanta.

         On each real estate project, the Company capitalizes costs related to the purchase price of the land and the expenses associated with the development phase. Until the development phase is completed the investment and associated asset balance of the project increases. When development is completed and sales of lots and condominiums are closed, the Company's recorded investment in each project decreases. The Company's investment in real estate increased $6,733,000 or 10.12% to $73,294,000 at June 30, 2001 from $66,561,000 at March 31, 2001 and
$26,098,000 or 55.30% from $47,196,000 at June 30, 2000.

         The increase in investment in real estate from March 31, 2001 and June 30, 2000 is primarily attributable to an increase in funding commitments associated with the construction phase of the Company's high-rise condominium project, The Phoenix on Peachtree. In October 1999, the Company and an unaffiliated third party formed The Phoenix on Peachtree, LLC and purchased 0.90 acres of land in Fulton County, the city of Atlanta, Georgia. Construction of the condominiums is substantially complete. Closings on condominium units began in July 2001 and as of August 6, 2001, 14.36% of the units are closed and an additional 53.17% are under contract. The Company has received a 10% non-refundable earnest money deposit or letter of credit associated with each contract.

         No new real estate projects have been approved since August 2000. The Company has restricted new real estate projects until significant liquidation of existing activities occurs. The following tables reflect the individual projects' financial information (in thousands):

                                                                                                                NET       COMPANY'S
                                                                                                COMPANY'S      ------     SHARE OF
                                                      ESTATE           TOTAL        TOTAL        SHARE OF      INCOME        NET
                                                     PROPERTY          DEBT         EQUITY        EQUITY       (LOSS)      INCOME
                                                     --------          ----         ------        ------       ------      ------
INVESTMENTS IN REAL ESTATE AT JUNE 30, 2001:
   UNION HILL, LLC                                   $    73        $    --        $  253        $  420        $  48         $  --
   RIVERMOORE PARK, LLC                                6,888          3,305         4,173         4,173            6             6
   JOHNSON ROAD DEVELOPMENT, LLC                       1,160            384           833           833          (22)          (22)
   RIVERSIDE ROAD, LLC                                 1,956          1,242           725           435           (2)           (1)
   THE PHOENIX ON PEACHTREE, LLC                      36,188         30,455         2,405         2,405         (182)         (182)
   EAGLE MASON MILL DEVELOPMENT, LLC                  10,650          7,800         2,810         2,811           --            --
   EAGLE ACWORTH DEVELOPMENT II, LLC                     362             --           416           416           (1)           (1)
   EAGLE WHITE COLUMNS DEVELOPMENT, LLC                6,773          3,285         4,280         2,085          487           292
   EAGLE ATLANTA ROAD DEVELOPMENT                      3,653          3,510            61            61           --            --
   FAYETTEVILLE VILLAGE, LLC                           5,591          4,800         1,216         1,209           10             5
Investments in real estate at March 31, 2001:
   Union Hill, LLC                                   $   117        $    --        $  206        $  420        $ 627         $ 313
   Rivermoore Park, LLC                                8,137          4,427         4,167         4,167          314           314
   Lebanon Road, LLC                                      --             --            --            --           (4)           (3)
   Windsor Parkway Development, LLC                       --             --            49            49           31            31
   Johnson Road Development, LLC                       1,189            410           855           855           (8)           (8)
   Riverside Road, LLC                                 1,906          1,242           728           437           --            --
   The Phoenix on Peachtree, LLC                      29,075         24,070         1,257         1,257         (104)         (104)
   Eagle Mason Mill Development, LLC                  10,241          7,800         2,386         2,387           --            --
   Eagle Timm Valley Development, LLC                     --             --            --            --           --            --
   Eagle Acworth Development II, LLC                     362             --           417           417           (5)           (5)
   Eagle Acworth Development III, LLC                     --             --             2             2           (1)           (1)
   Eagle White Columns Development, LLC                7,487          4,429         3,793         1,793          381           229
   Eagle Atlanta Road Development                      3,115          3,016            55            55           --            --
   Fayetteville Village, LLC                           4,932          4,800         1,206         1,203            6             3
Investments in real estate at June 30, 2000:
   Union Hill, LLC                                   $ 1,443        $   265        $1,199        $  917        $ 406         $ 203
   Rivermoore Park, LLC                                9,168          2,805         7,050         7,050          306           306
   Lebanon Road, LLC                                      --             --            52            31           (2)           (1)
   Windsor Parkway Development, LLC                    1,568             --         1,592         1,592           70            70
   Johnson Road Development, LLC                       1,574            751           880           880           91            91
   Riverside Road, LLC                                 1,655          1,171           139           139           --            --
   The Phoenix on Peachtree, LLC                       7,787          5,884           556           556         (199)         (199)
   Eagle Mason Mill Development, LLC                   8,575          7,328         1,189         1,189           (3)           (2)
   Eagle Timm Valley Development, LLC                  2,034          1,363           618           618          (11)          (11)
   Eagle Acworth Development II, LLC                     637            391           558           558           (1)           (1)
   Eagle Acworth Development III, LLC                  2,219          1,457           750           750           (1)           (1)
   Eagle White Columns Development, LLC               10,247          8,377         2,296           694          190            88
   Eagle Atlanta Road Development                        289             --           279           279           --            --

Deposits
         Deposits are the Company's primary funding source. Total deposits decreased $23,987,000 or 2.82% to $825,935,000 at June 30, 2001 from
$849,922,000 at March 31, 2001. The decline in total deposits was planned and precipitated by the Bank's aggressive re-pricing of time deposits. It is management's intent to increase core deposits while simultaneously decreasing time deposits. Core deposits offer the Bank a lower cost source of funds. Core deposits rose 11.64% from the March 31, 2001 level. Core deposits now comprise 39.45% of the Bank's total deposit base versus 34.34% at the end of the March 31, 2001 quarter. The Bank has introduced a competitive line of demand deposit and money market products, ranging from free checking to an upscale, interest-bearing account. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its 15 branches located in metropolitan Atlanta and Internet banking site, justrightbank.com. The decrease in certificates of deposits was $57,959,000 or 10.39% to $500,085,000 at June 30, 2001 from $558,044,000 at March 31, 2001. The weighted average interest rate on deposits decreased to 4.63% during the June 2001 quarter, from 5.28% and 5.14% during the March 31, 2001 and June 30, 2000 quarters, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows:

Deposit Mix

                                                                   JUNE 30,        March 31,     June 30,
(in thousands)                                                       2001            2001          2000
---------------------------------------------------------------------------------------------------------

Demand deposits:
  Non-interest bearing deposits                                     $49,974        $49,075       $51,477
  Interest bearing deposits                                         142,665        103,287        94,957
  Money market accounts                                             105,045        110,176        62,042
  Savings accounts                                                   28,166         29,340        32,830
                                                            ---------------------------------------------
    Total demand deposits                                           325,850        291,878       241,306
                                                            ---------------------------------------------

Time deposits:
  Maturity one year or less                                         343,956        399,267       405,714
  Maturity greater than one year through two years                   67,044         67,422        49,467
  Maturity greater than two years through three years                25,285         32,107        46,567
  Maturity greater than three years                                  63,800         59,248        51,450
                                                            ---------------------------------------------
    Total time deposits                                             500,085        558,044       553,198
                                                            ---------------------------------------------
Total deposits                                                     $825,935       $849,922      $794,504
                                                            ---------------------------------------------

         The weighted average interest rate on time deposits at June 30, 2001, March 31, 2001 and June 30, 2000 was 5.80%, 6.30% and 6.08%, respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:

                                                     JUNE 30,        March 31,       June 30,
 (in thousands)                                        2001            2001           2000
                                               ---------------------------------------------

 Interest-bearing deposits                              $ 871          $ 871          $ 779
 Money market accounts                                  1,144          1,464            661
 Savings accounts                                         105            108            125
 Time deposits                                          8,030          8,916          7,918
                                               ---------------------------------------------
 Total                                                $10,150        $11,359         $9,483
                                               ---------------------------------------------

Borrowings
         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At June 30, 2001, advances were $200,000,000 compared to $176,075,000 at March 31, 2001. At June 30, 2001, the
weighted average interest rate on these borrowings was 5.40% compared to 5.53% at March 31, 2001. In addition, EREA utilizes borrowings from third parties to fund real estate activities. Third party borrowings related to real estate activities increased $5,003,000 or 10.05% to $54,781,000 at June 30, 2001 from
$49,778,000 at March 31, 2001. At June 30, 2001, the weighted average interest rate on third party borrowings related to real estate activities was 7.01% compared to 8.24% at March 31, 2001.

Liquidity Management
         ALCO manages the Company's liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. The Company's other primary funding source is provided by advances from the Federal Home Loan Bank. Under current regulations, the Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by regulation, has been eliminated. Currently, there is no standard or guidelines regarding the application of the regulatory requirement.

         From April 1995 through March 2001, the Bank's operating subsidiary, Prime Eagle generated revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans were sold to investors. In the December 31, 2000 quarter, the Bank sold the wholesale mortgage operations and in the March 31, 2001 quarter closed all single-family residential mortgage offices located outside the metropolitan Atlanta area. The Bank will no longer originate mortgage loans through Prime Eagle. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network. At June 30, 2001, the Company had no commitments to originate or sell mortgage loans. The Company is committed to loan funds on unused variable rate lines of credit of $75,474,000 at June 30, 2001. In addition, the Company has issued $3,229,000 in letters of credit at June 30, 2001. The Company's funding sources for these commitments include loan repayments, deposits and FHLB advances.

Cash Flow from Operating Activities
         During the quarter ended June 30, 2001, cash provided by operating activities was $10,703,000 compared to cash used of $24,002,000 in the same quarter last year. The primary reason for this fluctuation is timing differences from the sale of loans held for sale versus originations of loans held for sale. In the June 30, 2001 quarter, the Company had no originations of loans held for sale and sold $10,341,000 of loans held for sale. This resulted in cash provided of $10,341,000. This compares to the June 2000 quarter, when the Company originated $138,560,000 of loans held for sale and sold $108,874,000 of loans held for sale, resulting in a $29,686,000 use of cash.

Cash Flow from Investing Activities
         In the quarter ended June 30, 2001, cash provided from investing activities was $1,461,000 compared to cash provided of $2,542,000 for the same period in the prior year. During the June 2001 quarter, loan originations, net of repayments, provided cash of $52,732,000 compared to cash used of $4,156,000 for the same quarter last year. The Company purchased $65,822,000 of securities available for sale in the June 2001 quarter and no investment securities held to maturity versus no purchases in the same period a year ago. The Company generated cash flows from calls and maturities of investment securities held to maturity of $4,235,000. This compares to calls and maturities of investment securities held to maturity of $2,025,000 during the same quarter in the prior year. Principal repayments on investment securities held to maturity were $2,876,000 and principal repayments on securities available for sale were $9,184,000 during the quarter ended June 30, 2001. Comparatively, principal repayments on investment securities held to maturity were $1,246,000 and principal repayments on securities available for sale were $4,589,000 during the same quarter last year. In the June 2001 quarter, the Company invested additional funds of $10,778,000 in real estate projects and received proceeds of $4,452,000. During the same quarter last year, the Company invested cash of $5,763,000 in real estate projects and received $4,665,000 in proceeds.

Cash Flow from Financing Activities
         Cash provided from financing activities during the quarter ended June 30, 2001, was $6,115,000 compared to cash provided of $17,266,000 during the same quarter last year. Deposits decreased by $23,987,000 during the June 2001 quarter, as compared to increasing $24,552,000 during the June 2000 quarter. The decline in total deposits was planned and precipitated by the Bank's aggressive re-pricing of time deposits. It is management's intent to increase core deposits while simultaneously decreasing time deposits. During the June 2001 quarter, core deposits increased $33,972,000 while time deposits decreased $57,959,000. FHLB advances also provide a significant source of funds for the Company. The Company borrowed $90,162,000 from the FHLB and repaid $61,189,000 in the June 2001 quarter. This compares to borrowings of $115,645,000 and repayments of $122,945,000 during the same quarter last year. In July 2001, the Company announced it would indefinitely discontinue dividend payments on common stock. In the quarter ended June 30, 2000, the Company paid common stock dividends of $902,000. For more information regarding dividend payments on common stock see below, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital".

Capital
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well-capitalized" banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At June 30, 2001, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

         In July 2001, the Company announced it would indefinitely discontinue dividend payments on common stock. Based on $0.16 per share, the per share rate paid for the previous twelve quarters, discontinuing the payment of quarterly dividends will improve the Company's capitalization and liquidity by approximately $900,000 each quarter. While the Bank is considered "well-capitalized", the Company has targeted a greater level of capitalization to provide the ability to grow the community banking segment.

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. During the quarter ended June 30, 2000, the Company contributed $1,000,000 to the Bank.

REGULATORY CAPITAL
----------------------------------------------------------------------------------------------------------
                                       Actual                 Requirement               Excess
(in thousands)                         Amount         %          Amount       %         Amount        %
----------------------------------------------------------------------------------------------------------
JUNE 30, 2001
RISK-BASED RATIOS:
  TIER 1 CAPITAL                       $69,170       9.39%      $29,481     4.00%       $39,689     5.39%
  TOTAL CAPITAL                         77,599      10.53%       58,961     8.00%        18,638     2.53%
TIER 1 LEVERAGE                         69,170       6.21%       44,555     4.00%        24,615     2.21%
TANGIBLE EQUITY                         69,170       5.67%       18,313     1.50%        50,857     4.17%
----------------------------------------------------------------------------------------------------------
March 31, 2001
   Tier 1 capital                      $67,797       9.03%      $30,044     4.00%       $37,753     5.03%
   Total capital                        76,441      10.18%       60,087     8.00%        16,354     2.18%
 Tier 1 leverage                        67,797       6.07%       44,709     4.00%        23,088     2.07%
 Tangible equity                        67,797       5.52%       18,411     1.50%        49,386     4.02%
----------------------------------------------------------------------------------------------------------
June 30, 2000
   Tier 1 capital                      $70,669       9.18%      $30,790     4.00%       $39,879     5.18%
   Total capital                        77,223      10.03%       61,581     8.00%        15,642     2.03%
Tier 1 leverage                         70,669       5.82%       48,573     4.00%        22,096     1.82%
Tangible equity                         70,669       5.61%       18,902     1.50%        51,767     4.11%
----------------------------------------------------------------------------------------------------------

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Shareholders who wish to present a proposal on matters appropriate for Shareholder action in accordance with rules and regulations of the Securities and Exchange Commission at the 2002 Annual Meeting of Shareholders ("2002 Annual Meeting") are required to provide notice to the Corporate Secretary of their intent to do so on or before March 1, 2002. The notice must provide the information (set forth in the Bylaws of the Company) set forth in applicable rules and regulations of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. This deadline applies to all shareholder proposals sought to be considered at the 2002 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

3.2(a)   Restated Bylaws of the Company, as amended (filed herewith).

10.2.2 Employment agreement dated as of June 1, 1997 between Eagle Bancshares, Inc. and Betty Petrides (filed herewith).*

10.3.2 Employment agreement dated as of June 1, 1997 between Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (filed herewith).*

10.7 Employment agreement dated as of March 3, 1997 between Tucker Federal Bank and Sheila E. Ray (filed herewith). *

10.8 Employment agreement dated as of April 3, 2001 between Tucker Federal Bank and Charles M. Buckner (filed herewith).*

10.9 Eagle Bancshares, Inc. 1999 Deferred Compensation Plan (filed herewith).*

11       Computation of per share earnings

         *The referenced exhibit is a compensatory contract, plan or arrangement.

         Reports on Form 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EAGLE BANCSHARES, INC.
                                                (Registrant)


Date:    August 14, 2001          /s/ Conrad J. Sechler, Jr.
                                  -------------------------------------
                                  Conrad J. Sechler, Jr.
                                  Chairman of the Board, President and
                                  Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  August 14, 2001            /s/Betty Petrides
                                  -------------------------------------
                                  Betty Petrides
                                  Secretary and Treasurer




Date:  August 14, 2001            /s/ Conrad J. Sechler, Jr.
                                  -------------------------------------
                                  Conrad J. Sechler, Jr.
                                  Chairman of the Board and President




Date:  August 14, 2001            /s/ Sheila E. Ray
                                  --------------------------------------
                                  Sheila E. Ray
                                  Chief Financial Officer

                             EAGLE BANCSHARES, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                     Description                                                       Page No.
-------                    -----------                                                       --------
3.2(a)   Restated Bylaws of the Company, as amended (filed herewith).
10.2.2   Employment agreement dated as of June 1, 1997 between
         Eagle Bancshares, Inc. and Betty Petrides (filed herewith).*
10.3.2   Employment agreement dated as of June 1, 1997 between
         Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (filed herewith).*
10.7     Employment agreement dated as of March 3, 1997 between
         Tucker Federal Bank and Sheila E. Ray (filed herewith). *
10.8     Employment agreement dated as of April 3, 2001 between
         Tucker Federal Bank and Charles M. Buckner (filed herewith).*
10.9     Eagle Bancshares, Inc. 1999 Deferred Compensation Plan (filed herewith).*
11       Computation of per share earnings.
         *The referenced exhibit is a compensatory contract, plan or arrangement.