Form 10-Q
period 2001-09-30
EAGLE BANCSHARES INC
filed 2001-11-14
CIK 783604

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] Quarterly Report Pursuant to Section13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

                           Telephone: (770) 908-6690

         Securities Registered Pursuant to Section 12(b) of the Act: 8.50% Cumulative Trust Preferred Securities and Guarantee, which are listed on the American Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act: Common stock, par value $1.00, and Common Stock Purchase Rights, which is listed on the Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      Applicable Only To Issuers Involved
                        In Bankruptcy Proceedings During
                           The Preceding Five Years:

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

                      Class: Common Stock, $1.00 Par Value
               Shares Outstanding at November 5, 2001: 5,677,135

                          Index of Exhibits on Page 45

                    EAGLE BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                               TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 2001 and March 31, 2001 ...................................................... 3

                  Consolidated Statements of Income at Three and
                  Six Months ended September 30, 2001 and 2000 .................................................. 4

                  Consolidated Statements of Cash Flows at Six
                  Months ended September 30, 2001 and 2000 ...................................................... 5

                  Notes to Consolidated Financial Statements .................................................... 7

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................................................... 18

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings ............................................................................ 42

       Item 2.    Changes in Securities ........................................................................ 42

       Item 3.    Defaults upon Senior Securities .............................................................. 42

       Item 4.    Submission of Matters to a Vote of Security Holders .......................................... 43

       Item 5.    Other Information ............................................................................ 43

       Item 6.    Exhibits and Reports on Form 8-K ............................................................. 43

                  Signatures ................................................................................... 44

                  Index of Exhibits ............................................................................ 45

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

(in thousands except per share data)


                                      ASSETS                                            SEPTEMBER 30,          March 31,
                                                                                           2001                  2001

 ASSETS:
  Cash and amounts due from banks                                                       $    50,931         $    30,602
  Accrued interest receivable                                                                 9,181              10,035
  Securities available for sale                                                             258,128             216,849
  Investment securities held to maturity                                                     40,197              50,179
  Loans held for sale                                                                         2,816              14,150
  Loans receivable, net                                                                     705,749             770,669
  Investment in real estate                                                                  56,101              66,561
  Real estate acquired in settlement of loans, net                                              699               2,501
  Stock in Federal Home Loan Bank, at cost                                                    9,750              10,071
  Premises and equipment, net                                                                19,535              20,633
  Deferred income tax asset                                                                      --               1,524
  Other assets                                                                               10,910              14,789
                                                                                        -------------------------------
          Total assets                                                                  $ 1,163,997         $ 1,208,563
                                                                                        -------------------------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                              $   817,817         $   849,922
  Federal Home Loan Bank advances and other borrowings                                      210,895             228,379
  Advance payments by borrowers for property taxes and insurance                              1,060                 850
  Guaranteed preferred beneficial interests in debentures (trust preferred
    securities)                                                                              28,750              28,750
  Deferred income tax liability                                                                 429                  --
  Accrued expenses and other liabilities                                                     21,186              23,726
                                                                                        -------------------------------
          Total liabilities                                                               1,080,137           1,131,627
                                                                                        -------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 5,000,000 shares authorized, none issued or
    outstanding                                                                                  --                  --
  Common stock, $1 par value; 20,000,000 shares authorized, 6,258,935 shares and
    6,238,935 shares issued at September 30, and March 31, 2001, respectively                 6,259               6,239
  Additional paid-in capital                                                                 39,723              39,518
  Retained earnings                                                                          42,880              39,604
  Accumulated other comprehensive income (loss)                                               3,025                (168)
  Employee Stock Ownership Plan note payable                                                 (1,541)             (1,771)
  Treasury stock, 601,800 shares at cost, at September 30, and March 31, 2001                (6,486)             (6,486)
                                                                                        -------------------------------
          Total stockholders' equity                                                         83,860              76,936
                                                                                        -------------------------------
                  Total liabilities and stockholders' equity                            $ 1,163,997         $ 1,208,563
                                                                                        -------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
(in thousands except per share data)                                                      SEPTEMBER 30,           SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       2001         2000       2001       2000
---------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Interest on loans                                                                  $ 13,479    $ 19,880    $ 28,795    $ 38,929
  Interest on mortgage-backed securities                                                2,855       2,506       5,474       5,002
  Interest and dividends on securities and other interest-earning assets                2,369       2,421       4,966       4,869
---------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                        18,703      24,807      39,235      48,800
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                                  8,965      10,865      19,115      20,348
  Interest on FHLB advances and other borrowings                                        2,502       4,248       5,257       8,755
  Interest on long-term debt                                                              623         623       1,245       1,245
---------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                       12,090      15,736      25,617      30,348
---------------------------------------------------------------------------------------------------------------------------------

  Net interest income                                                                   6,613       9,071      13,618      18,452
PROVISION FOR LOAN LOSSES                                                                 750         500       1,125         950
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                                  5,863       8,571      12,493      17,502
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Mortgage production fees                                                                116       1,321         413       2,562
  Gain on sales of investment in real estate                                            3,628       2,383       4,035       3,525
  Real estate commissions, net                                                            458         260         689         522
  Service charges                                                                         993         834       2,000       1,633
  Gain on sales of investment securities available for sale                               273          --         373          --
  (Loss) gain on sales of fixed assets                                                    (44)         54         (44)         52
  Gain on sales of real estate acquired in settlement of loans                              3          25          47          25
  Equity in loss in NextBill.com                                                         (477)       (280)       (700)       (628)
  Miscellaneous                                                                           741         404       1,366       1,019
---------------------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                                     5,691       5,001       8,179       8,710
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                                        3,684       4,778       7,369       9,575
  Net occupancy expense                                                                 1,006       1,281       2,049       2,616
  Data processing expense                                                                 663         751       1,346       1,536
  Federal insurance premiums                                                              103          98         214         136
  Marketing expense                                                                       320         601         631       1,237
  Provision for losses on real estate acquired in settlement of loans                      58          25          58          25
  Professional services                                                                   472         980         659       1,885
  Exit cost associated with disposal of wholesale lending group                            --        (325)         --         677
  Miscellaneous                                                                         2,077       1,707       3,536       3,659
---------------------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                                                   8,383       9,896      15,862      21,346
---------------------------------------------------------------------------------------------------------------------------------

  Income before income taxes                                                            3,171       3,676       4,810       4,866
INCOME TAX EXPENSE                                                                      1,043       1,323       1,534       1,724
---------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                         $  2,128    $  2,353    $  3,276    $  3,142
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - BASIC                                                    $   0.38    $   0.42    $   0.58    $   0.56
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE - DILUTED                                                  $   0.37    $   0.41    $   0.57    $   0.55
---------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                                              Six Months ended
                                                                                                                September 30,
(in thousands)                                                                                              2001             2000
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                            $  3,276         $   3,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation, amortization and accretion                                                                  1,477             1,369
  Provision for loan losses                                                                                 1,125               950
  Provision for losses on real estate acquired in settlement of loans                                          58                25
  Gain on sales of securities available for sale                                                             (373)               --
  Gain on sales of real estate acquired in settlement of loans                                                (47)              (25)
  Gain on sales of investment in real estate                                                               (4,035)           (3,525)
  (Loss) gain on sales of premises and equipment                                                               44               (52)
  Impairment on security available for sale                                                                    22               479
  Deferred income tax (benefit) expense                                                                      (147)              226
  Proceeds from sales of loans held for sale                                                               11,334           252,141
  Originations of loans held for sale                                                                          --          (294,423)
Changes in assets and liabilities:
  Decrease  (increase) in accrued interest receivable                                                         854            (1,548)
  Decrease (increase) in other assets                                                                       3,976            (6,186)
  (Decrease)  increase in accrued expense and other liabilities                                            (2,540)           17,741
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                                                 15,024           (29,686)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                                             (86,011)           (9,869)
   Proceeds from sales of securities available for sale                                                    31,871                --
   Principal payments received on securities available for sale                                            18,329             9,175
   Principal payments received on investment securities held to maturity                                    5,813             2,590
   Proceeds from calls and maturities of investment securities held to maturity                             4,235             2,053
   Loan originations, net of repayments                                                                    62,923           (12,505)
   Proceeds from sale of real estate acquired in settlement of loans                                        2,418               570
   Purchases of FHLB stock                                                                                 (1,687)           (3,430)
   Redemption of FHLB stock                                                                                 2,008             4,800
   Proceeds from sales of premises and equipment                                                              313               252
   Purchase of premises and equipment                                                                        (478)             (763)
   Proceeds from sale of investments in real estate                                                        31,979            15,004
   Additions to investments in real estate                                                                (17,484)          (24,414)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                                                 54,229           (16,537)
-----------------------------------------------------------------------------------------------------------------------------------

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)


                                                                                                        Six Months ended
                                                                                                          September 30,
(in thousands)                                                                                      2001                2000
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                                                                    $ (95,315)          $  61,826
  Net change in demand deposit accounts                                                             63,210              11,740
  Repayment of FHLB advances and other borrowings                                                 (111,323)           (380,058)
  Proceeds from FHLB advances and other borrowings                                                  93,839             355,241
  Principal reduction of ESOP debt                                                                     230                 115
  Proceeds from exercise of stock options                                                              225                  --
  Cash dividends paid                                                                                   --              (1,804)
  Increase in advance payments from borrowers for
    property taxes and insurance                                                                       210                 368
------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                             (48,924)             47,428
------------------------------------------------------------------------------------------------------------------------------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        20,329               1,205
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   30,602              28,572
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  50,931           $  29,777
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING PERIOD FOR:
   Interest                                                                                      $  27,551           $  29,619
   Income taxes                                                                                  $       9           $     200
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement on loans                                             $     627           $     861
   Loans made to finance real estate acquired in settlement of loans                             $      --           $      87
   Dividends payable                                                                             $      --           $     902
------------------------------------------------------------------------------------------------------------------------------

Eagle Bancshares, Inc. and Subsidiaries
Notes to Interim Unaudited Consolidated Financial Statements
September 30, 2001

A.  Corporate Profile

         Eagle Bancshares, Inc. (the "Company") is a unitary savings and loan holding company engaged in community banking, real estate development and sales, and mezzanine financing in the metropolitan Atlanta area. The Company has three subsidiaries, Tucker Federal Bank (the "Bank"), Eagle Real Estate Advisors, Inc. ("EREA") and Eagle Bancshares Capital Group, Inc. ("EBCG"). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should therefore be read in conjunction with management's discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 2001 which has been filed with the Company's most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

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

         The following tables reflect the original numbers as reported and as adjusted for the periods stated (in thousands except per share data):


                                                                                              Three months
June 30, 2000                                                                        As reported        As adjusted
--------------------------------------------------------------------------------------------------------------------
Fixed assets                                                                        $   23,772            $   23,294
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         1,273,237             1,272,759
--------------------------------------------------------------------------------------------------------------------
Exits costs related to disposal of  wholesale lending group                              1,142                 1,002
--------------------------------------------------------------------------------------------------------------------
Net income before income taxes                                                           1,050                 1,190
--------------------------------------------------------------------------------------------------------------------
Net income after income taxes                                                              698                   789
--------------------------------------------------------------------------------------------------------------------
Earnings per common share -basic                                                          0.12                  0.14
--------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                                                 $     0.12            $     0.14
--------------------------------------------------------------------------------------------------------------------


                                                                   Three months                            Six months
September 30, 2000                                       As reported         As adjusted          As reported       As adjusted
--------------------------------------------------------------------------------------------------------------------------------
Fixed assets                                            $   23,225          $    22,781           $   23,225          $   22,781
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                             1,315,694            1,315,216            1,315,694           1,315,216
--------------------------------------------------------------------------------------------------------------------------------
Exits costs related to disposal of
   wholesale lending group                                      --                 (325)               1,142                 677
--------------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                               3,350                3,676                4,400               4,866
--------------------------------------------------------------------------------------------------------------------------------
Net income after income taxes                                2,141                2,353                2,839               3,142
--------------------------------------------------------------------------------------------------------------------------------
Earnings per common share -basic                              0.38                 0.42                 0.50               .0.56
--------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                     $     0.38          $      0.41           $     0.50          $     0.56
--------------------------------------------------------------------------------------------------------------------------------


                                                                        Three months                        Nine months
December 31, 2000                                             As reported        As adjusted       As reported       As adjusted
--------------------------------------------------------------------------------------------------------------------------------
Fixed assets                                                $    22,244         $    22,244         $   22,244        $   22,244
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                  1,257,453           1,257,453          1,257,453         1,257,453
--------------------------------------------------------------------------------------------------------------------------------
Exits costs related to disposal of                                                                                     wholesale
   lending group                                                     --                 465              1,142             1,142
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before income taxes                            (1,370)             (1,836)             3,030             3,030
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after income taxes                               (947)             (1,250)             1,892             1,892
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share -basic                           (0.17)              (0.22)              0.34              0.34
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted                  $     (0.17)        $     (0.22)        $     0.33        $     0.33
--------------------------------------------------------------------------------------------------------------------------------

E.  Restructuring Charges

         In the fiscal year ended March 31, 2001, the Company recorded $2,325,000 in restructuring charges associated with the Company's strategic plans to exit wholesale mortgage operations and outlying retail mortgage and construction lending markets, enabling the Company to focus on its metro Atlanta franchise. Charges recorded in connection with these plans include employee severance and termination costs, leasehold and other contract termination costs, asset impairment costs, and transaction fees. As a result of restructuring plans in 2001, the Company eliminated 68 positions and recorded charges for the resulting employee severance and termination costs. Leasehold termination costs included payments on remaining lease obligations for leased premises or lease cancellation payments. Contract termination costs were also recorded representing the cost to buy out the remaining term or the remaining payments on data processing and telecommunication contracts that will provide no future benefit to the Company as a result of these plans. Other assets, primarily computer hardware and software and office furniture and fixtures, the value of which was considered to be impaired since they no longer would be used as a result of the closure of facilities or the reduction in workforce, were also written down to fair value.

          Through September 30, 2001, $1,839,000 has been charged against the accrual. At September 30, 2001, $137,000 of the wholesale mortgage accrual and $349,000 of the accrual related to exiting outlying markets remained primarily in employee severance and termination costs and leasehold and other contract termination costs.

          Employee severance and termination costs of $362,000 included severance payments to be paid in a lump sum or over a defined period, and related benefits for 24 employees terminated in connection with these plans. The Company notified the employees of their termination on or before the announcement of these plans. Certain employees were retained beyond March 31, 2001 to assist in an orderly exit of the markets. Each employee has been notified of their termination date and the committed severance payment was accrued. Through September 30, 2001, $279,000 in employee severance and termination costs has been paid, leaving $83,000 for future payments.

          Occupancy charges of $1,816,000 include leasehold and other contract termination costs and other asset impairment costs. These charges include the write-down of leasehold improvements and furniture and equipment. These write-downs resulted from excess space due to exiting of markets, the reduction in workforce and from closings of loan offices. The amount of the write-down represents the difference between the carrying value of the assets at the time that the impairment was determined and the estimated net proceeds expected to be received upon disposal. The remainder of the occupancy charges represents the future lease and other contract obligations or lease and other contract cancellation penalties in connection with the closure of loan offices and certain other corporate space. Other contract obligations consist of primarily data processing and telecommunication contracts that no longer provide a benefit to the Company as a result of these plans. Through September 30, 2001, $1,413,000 in occupancy charges was utilized, leaving $403,000 for future payments.

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

             The following table shows the reconciliation of charges related to the disposal of the wholesale lending group for the quarter and six months ended September 30, 2000:
(in thousands)


                                                      Balance as of                                     Balance as of
                                                      June 30, 2000      Utilized          Reversed    Sept. 30, 2000
---------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                  $135            $  --             $(135)          $--

Leasehold and other contract termination costs             388             (148)             (240)           --
Transaction costs                                           --              (50)               50            --
---------------------------------------------------------------------------------------------------------------------
   Total restructuring charges                            $523            $(198)            $(325)          $--
---------------------------------------------------------------------------------------------------------------------

                                                      Balance as of                                             Balance as of
(in thousands)                                        April 1, 2000   Charges      Utilized      Reversed      Sept. 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                  $ --       $   135        $  --        $(135)            $  --
Leasehold and other contract termination costs              --           388         (148)        (240)               --
Transactions cost                                           --            --          (50)          50                --
Other asset impairment                                      --           479         (479)          --                --
-------------------------------------------------------------------------------------------------------------------------------
   Total restructuring charges                            $ --       $ 1,002        $(677)       $(325)            $  --
-------------------------------------------------------------------------------------------------------------------------------

         The following table shows the reconciliation of charges related to the disposal of the wholesale lending group and the exit charges related to all outlying retail mortgage and construction loan markets for the quarter and six months ended September 30, 2001:


                                                     Balance as of                   Balance as of
(in thousands)                                       June 30, 2001      Utilized    Sept. 30, 2001
---------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                  $216            $(133)        $ 83
Leasehold and other contract termination costs             508             (105)         403
------------------------------------------------------------------------------------------------
   Total restructuring charges                            $724            $(238)        $486
------------------------------------------------------------------------------------------------


                                                        Balance as of                   Balance as of
(in thousands)                                          April 1, 2001      Utilized     Sept. 30, 2001
------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                  $  339            $(256)         $ 83
Leasehold and other contract termination costs               690             (287)          403
--------------------------------------------------------------------------------------------------
   Total restructuring charges                            $1,029            $(543)         $486
--------------------------------------------------------------------------------------------------


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

         In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three month periods ended September 30, 2001 and 2000, the difference between average basic common shares outstanding and average diluted common shares outstanding.

                                                 THREE MONTHS ENDED
                                               SEPT. 30,      Sept. 30,
(in thousands  except per share data)            2001            2000
                                               ------------------------
Basic

Net income                                     $2,128            $2,353
                                               ------------------------

Average common shares                           5,657             5,637
                                               ------------------------

Earnings per common share - basic              $ 0.38            $ 0.42
                                               ------------------------

Diluted

Net income                                     $2,128            $2,353
                                               ------------------------

Average common shares - basic                   5,657             5,637
Incremental shares outstanding                     50                33
                                               ------------------------
Average common shares - diluted                 5,707             5,670
                                               ------------------------
Earnings per common share - diluted            $ 0.37            $ 0.41
                                               ------------------------

         Below is a reconciliation for the six month periods ended September 30, 2001 and 2000, the difference between average basic common shares outstanding and average diluted common shares outstanding.


                                                   SIX MONTHS ENDED
                                               SEPT. 30,      Sept. 30,
(in thousands  except per share data)            2001            2000
                                               ------------------------
Basic

Net income                                     $3,276            $3,142
                                               ------------------------

Average common shares                           5,654             5,637
                                               ------------------------

Earnings per common share - basic              $ 0.58            $ 0.56
                                               ------------------------

Diluted

Net income                                     $3,276            $3,142
                                               ------------------------

Average common shares - basic                   5,654             5,637
Incremental shares outstanding                     51                35
                                               ------------------------
Average common shares - diluted                 5,705             5,672
                                               ------------------------
Earnings per common share - diluted            $ 0.57            $ 0.55
                                               ------------------------


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

Comprehensive income for the three and six month period ended September 30, 2001 and 2000 calculated as follows:


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       -------------------------------------------------------
                                                                        SEPT. 30,     Sept. 30,        SEPT. 30,     Sept. 30,
(in thousands)                                                            2001          2000             2001          2000
                                                                       -------------------------------------------------------

Unrealized gains, net, recognized in other accumulated
 comprehensive income:
  Before income tax                                                    $ 8,101         $ 3,782         $ 5,146         $ 2,815
  Income tax                                                             3,075           1,349           1,953             981
                                                                       -------------------------------------------------------
      Net of income tax                                                $ 5,026         $ 2,433         $ 3,193         $ 1,834
Amounts reported in net income:
  Gains on sales of securities available for sale                          273              --             373              --
  Net (amortization) accretion on securities available for sale            (22)             78             (29)            163
                                                                       -------------------------------------------------------
  Reclassification adjustment                                              251              78             344             163
  Income tax (expense) benefit                                             (95)            (30)           (131)            (62)
                                                                       -------------------------------------------------------
  Reclassification adjustment, net of tax                                  156              48             213             101
Amounts reported in other accumulated comprehensive income:
  Unrealized gains arising during the period, net of tax                 5,182           2,481           3,406           1,935
  Less reclassification adjustment, net of tax                             156              48             213             101
                                                                       -------------------------------------------------------
  Unrealized gains, net, recognized in other
   accumulated comprehensive income, net                                 5,026           2,433           3,193           1,834
       Net income                                                        2,128           2,353           3,276           3,142
                                                                       -------------------------------------------------------
       Total comprehensive income                                      $ 7,154         $ 4,786         $ 6,469         $ 4,976
                                                                       -------------------------------------------------------


H.  Industry Segments

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable operating segments were determined based on management's internal reporting approach. At September 30, 2001, the reportable segments consist of: community banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers and earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities. The community banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. Prior to April 1, 2001, the mortgage banking segment originated residential mortgage loans through retail loan production offices and purchased residential mortgage loans from correspondents through a wholesale lending office. The mortgage banking segment generated revenues through origination and processing fees, interest on residential mortgage loans, and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment's primary source of fee income was derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. During the year ended March 31, 2001, the Company sold the wholesale mortgage operations and exited retail mortgage banking activities conducted in offices outside of metropolitan Atlanta. Because of these actions, mortgage banking activities are no longer a separate reportable segment and the remaining income and expenses associated with mortgages is included in the community banking segment. All prior periods presented have been restated to combine the community banking and mortgage banking segment. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential properties. The real estate development and sales segment also provides third-party brokerage services for the Bank and for unaffiliated third parties. The mezzanine financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine financing segment generates revenues through interest, fees on loans, and equity participation agreements. Included in the mezzanine financing segment is the Company's share of losses associated with its investment in

NextBill.com, an electronic bill presentment and payment company. The other segment consists of parent only corporate activities. The other segment generates revenues from securities available for sale and records interest expense related to the Company's trust preferred securities. No transactions with a single customer contributed 10% or more to the Company's total revenue.

The results for each reportable segment are included in the following table:


THREE MONTHS ENDED:
                                                                      Real Estate
                                                         Community    Development  Mezzanine
                                                          Banking      and Sales   Financing     Other   Eliminations Consolidated
                                                         -------------------------------------------------------------------------
(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001:
----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                          $     7,097    $     22    $    (30)   $  (447)   $    (29)   $     6,613
  NET NON-INTEREST (EXPENSE) INCOME                           (5,003)      3,297        (677)      (338)         29         (2,692)
  DEPRECIATION ON PREMISES AND EQUIPMENT                         591          10          --          1          --            602
  INCOME TAX EXPENSE (BENEFIT)                                   563       1,328        (483)      (365)         --          1,043
  NET INCOME (LOSS)                                            1,281       1,991        (724)      (420)         --          2,128
  PROVISION FOR LOAN LOSSES                                      250          --         500         --          --            750
  TOTAL ASSETS                                             1,089,628      63,160      15,746      4,176      (8,713)     1,163,997
  EXPENDITURES FOR ADDITIONS TO PREMISES AND
    EQUIPMENT                                                    313          --          --         --          --            313
  TOTAL REVENUES (LOSSES) FROM EXTERNAL CUSTOMERS             20,325       4,440        (446)        75          --         24,394
  INTERSEGMENT REVENUES                                           16          12           4        136        (168)            --
----------------------------------------------------------------------------------------------------------------------------------
September 30, 2000:
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                          $     8,809    $    (13)   $    648    $  (325)   $    (48)   $     9,071
  Net non-interest (expense) income                           (6,242)      1,803        (354)      (150)         48         (4,895)
  Depreciation on premises and equipment                         736          11          --          4          --            751
  Income tax expense (benefit)                                   636         716         118       (147)         --          1,323
  Net income (loss)                                            1,431       1,074         176       (328)         --          2,353
  Provision for loan losses                                      500          --          --         --          --            500
  Total assets                                             1,232,456      66,984      17,995      9,933     (12,152)     1,315,216
  Expenditures for additions to premises and equipment           385          --          --         --          --            385
  Total revenues from external customers                      26,693       2,663         394         58                     29,808
  Intersegment revenues                                          120          13           2        257        (392)            --

The results for each reportable segment are included in the following table:


SIX MONTHS ENDED:
                                                                      Real Estate
                                                         Community    Development  Mezzanine
                                                          Banking      and Sales   Financing     Other   Eliminations Consolidated
                                                         -------------------------------------------------------------------------
(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001:
----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME (EXPENSE)                          $    13,827    $     38    $    573    $  (758)   $    (62)   $    13,618
  NET NON-INTEREST (EXPENSE) INCOME                           (9,361)      3,100        (904)      (580)         62         (7,683)
  DEPRECIATION ON PREMISES AND EQUIPMENT                       1,200          20          --          1          --          1,221
  INCOME TAX EXPENSE (BENEFIT)                                 1,184       1,255        (332)      (573)         --          1,534
  NET INCOME (LOSS)                                            2,657       1,883        (499)      (765)         --          3,276
  PROVISION FOR LOAN LOSSES                                      625          --         500         --          --          1,125
  TOTAL ASSETS                                             1,089,628      63,160      15,746      4,176      (8,713)     1,163,997
  EXPENDITURES FOR ADDITIONS TO PREMISES AND EQUIPMENT           489          --          --         --          --            489
  TOTAL REVENUES FROM EXTERNAL CUSTOMERS                      42,100       5,115          47        152          --         47,414
  INTERSEGMENT REVENUES                                           26          24          17        288        (355)            --
----------------------------------------------------------------------------------------------------------------------------------
September 30, 2000:
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                          $    17,823    $    (15)   $  1,385    $  (654)   $    (87)   $    18,452
  Net non-interest (expense) income                          (13,857)      2,247        (814)      (299)         87        (12,636)
  Depreciation on premises and equipment                       1,477          26          --          9          --          1,512
  Income tax expense (benefit)                                   875         893         228       (272)         --          1,724
  Net income (loss)                                            2,141       1,339         343       (681)         --          3,142
  Provision for loan losses                                      950          --          --         --          --            950
  Total assets                                             1,232,456      66,984      17,995      9,933     (12,152)     1,315,216
  Expenditures for additions to premises and equipment           799          --          --         --          --            799
  Total revenues from external customers                      52,445       4,080         800        185          --         57,510
  Intersegment revenues                                          393          31          17        381        (822)            --

I.  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The Company adopted SFAS No. 133 on April 1, 2001; there was no material impact to the Company's financial statements. In fiscal 1998, the Company purchased an interest rate floor on an investment security. In June 2001, the Company sold the interest rate floor and recognized a gain on sale of $28,000. As of September 30, 2001, the Company owns no other derivatives that would impact current earnings due to changes in market conditions.

         In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

         In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 addresses' a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133.

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

J.  Guaranteed Preferred Beneficial Interests in Debentures

         On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the "Preferred Securities") offered and sold by EBI Capital Trust I (the "Trust"), having a liquidation amount of $25 each. Total proceeds to the Company from the offering were $28,750,000.The proceeds from such issuance, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in 8.50% Subordinated Debentures (the "Debentures") of the Company. The sole asset of the Trust is the Debentures. The

Debentures, the Indenture, the relevant Trust agreement, and the Guarantee, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities and ranks subordinate and junior in right of payment to all liabilities of the Company. The Preferred Securities are subject to redemption prior to maturity at the option of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA
(in thousands except per share data)

                                                                                                                  % Change
                                                                       QUARTER ENDED                         Sept. 30, 2001 from
                                                           SEPT. 30,       June 30,       Sept. 30,         June 30,     Sept. 30,
For the quarter:                                             2001            2001            2000             2001         2000
                                                        ---------------------------------------------------------------------------
Net income                                              $    2,128       $    1,148       $    2,353          85.37%       (9.56)%
Per common share:
  Net income per common share -- basic                        0.38             0.20             0.42          90.00%       (9.52)%
  Net income per common share -- diluted                      0.37             0.20             0.41          85.00%       (9.76)%
  Dividends declared                                            --               --             0.16             --           --
  Book value per share                                       14.82            13.56            13.79           9.29%        7.47%
  Average common shares outstanding -- basic                 5,657            5,651            5,637           0.11%        0.35%
  Average common shares outstanding -- diluted               5,707            5,704            5,670           0.05%        0.65%

Profitability ratios: (%)
  Return on average assets                                    0.72%            0.38%            0.73%         89.47%       (1.37)%
  Return on average equity                                   10.36%            6.02%           12.40%         72.09%      (16.45)%
  Efficiency ratio                                           68.13%           78.78%           70.32%        (13.52)%      (3.11)%
  Net interest margin -- taxable equivalent                   2.51%            2.58%            3.12%         (2.71)%     (19.55)%
  Equity to assets                                            7.20%            6.33%            5.91%         13.74%       21.83%
At quarter end:
  Loans held for sale                                   $    2,816       $    3,809       $   91,522         (26.07)%     (96.92)%
  Loans receivable, net                                    705,749          717,201          791,670          (1.60)%     (10.85)%
  Allowance for loan losses                                  9,737            9,207            7,710           5.76%       26.29%
  Assets                                                 1,163,997        1,211,405        1,315,216          (3.91)%     (11.50)%
  Deposits                                                 817,817          825,935          843,518          (0.98)%      (3.05)%
  FHLB advances and other borrowings                       210,895          257,352          337,555         (18.05)%     (37.52)%
  Stockholders' equity                                      83,860           76,706           77,758           9.33%        7.85%

                                                                        SIX MONTHS ENDED
                                                            SEPT. 30,     Sept. 30,
For the six months:                                            2001         2000           % Change
                                                         ------------------------------------------
Net income                                               $ 3,276          $ 3,142            4.26%
Per common share:
  Per common share -- basic                                 0.58             0.56            3.57%
  Net income per common share -- diluted                    0.57             0.55            3.64%
  Dividends declared                                          --             0.32              --
  Average common shares outstanding -- basic               5,654            5,637            0.30%
  Average common shares outstanding -- diluted             5,705            5,672            0.58%

Profitability ratios: (%)
  Return on average assets                                 0.55%            0.49%           12.24%
  Return on average equity                                 8.27%            8.42%           (1.78)%
  Efficiency ratio                                        72.77%           78.59%           (7.41)%
  Net interest margin -- taxable equivalent                2.55%            3.20%          (20.31)%

Overview

         The Company's net income for the quarter ended September 30, 2001 decreased 9.56% or $225,000 to $2,128,000 or $0.37 per diluted share compared to net income of $2,353,000 or $0.41 per diluted share in the same quarter last year. During the June 30, 2000 quarter, the Company recognized a pre-tax one-time charge of $1,002,000 pre-tax, $651,000 after tax, in conjunction with the Company's exit from the wholesale mortgage operations. During the September 30, 2000 quarter, the Company reversed $325,000 pre-tax, $211,000 after tax, related to this charge. Without this reversal the Company's performance remained relatively stable with net operating income for the September 30, 2000 quarter of $2,142,000 or $0.38 per diluted share. For the six months ended September 30, 2001, net income increased 4.26% or $134,000 to $3,276,000 or $0.57 per diluted share compared to net income of $3,142,000 or $0.55 per diluted share. Without the charges recorded in conjunction with exiting the wholesale mortgage operations of $677,000 pre-tax, $440,000 after tax, operating income from the same period a year ago was $3,582,000 or $0.63 per diluted share.

         Of the total $2,128,000 in net income or $0.37 per diluted share, the community banking operation contributed net income of $1,281,000 or $0.22 per diluted share; Eagle Real Estate Advisors, the real estate development and sales business, contributed net income of $1,991,000 or $0.35 per diluted share; Eagle Bancshares Capital Group, the mezzanine financing unit, accounted for a net loss of $724,000 or $0.13 per diluted share. Other operations accounted for a net loss of $420,000 or $0.07 per diluted share.

Segment Discussion

Community Banking

         The Company exited the mortgage and construction loan business outside of metropolitan Atlanta during the previous fiscal year. Prior to this, mortgage banking activities were significant to the Company's performance and were reported as a separate segment. At the beginning of the current fiscal year, the Company began reporting its mortgage activities as part of the community banking segment.

         The community bank reported net income for the September 30, 2001 quarter of $1,281,000 or $0.22 per diluted share, compared to net income, excluding the $211,000, after tax, which was reversed during the quarter, of $1,220,000 or $0.22 per diluted share for the combined segments a year ago. For the six months ended September 30, 2001, the community bank reported net income of $2,657,000 or $0.47 per diluted share compared to net income, excluding the one-time charge, of $2,581,000 or $0.46 per diluted share for the six months a year ago.

         The improvement in the combined segment resulted from a decrease in non-interest expense despite a decline in the Bank's net interest spread. The net interest spread decreased 41 basis points to 2.23% for the September 2001 quarter compared to 2.64% for the September 2000 quarter. For the six months ended September 30, 2001, the net interest spread decreased 54 basis points to 2.13% compared to 2.67% for the same period last year. Typically, in a declining rate environment, interest-earning assets re-price more rapidly than interest-bearing liabilities. As a part of the Company's continuing efforts to obtain lower cost funding sources and improve the net interest spread, core deposits increased 21.66% since March 31, 2001, the Company's fiscal year end. Overall deposits have declined 3.78% since March 31, 2001, because of a planned re-pricing of time deposits. Core deposits now comprise 43.42% of the Bank's total deposit base, versus 34.34% at March 31, 2001. The shift in the deposit base is consistent with the Company's efforts to hedge falling loan rates with re-pricing of liabilities.

         In addition, during the quarter and six months ended September 30, 2001, the Bank recorded securities gains of $273,000 and $373,000, respectively, as a result of repositioning its balance sheet and shortening the average life of its securities portfolio.

Real Estate Development and Sales

         During the quarter ended September 30, 2001, Eagle Real Estate Advisors contributed income of $1,991,000 or $0.35 per diluted share, compared to net income of $1,074,000 or $0.19 per diluted share in the same quarter a year ago. For the six months ended September 30, 2001, the real estate segment reported net income of $1,883,000 or $0.33 per diluted share, compared to net income of $1,339,000 or $0.24 per diluted share a year ago.

         In the September 2001 quarter, gain on the sales of investments in real estate was $3,628,000 compared to $2,383,000 in the September 2000 quarter. During the six months ended September 30, 2001, gain on the sales of investments in real estate was $4,035,000 an increase from $3,525,000 during the same period one year ago. The improved performance is primarily related to The Phoenix on Peachtree, LLC, which began closing its pre-sold condominium units in July 2001. As of September 30, 2001, 37 of the project's 65 units have closed. Lot sales from the Company's real estate projects numbered 52 and 101 for the quarter and six months ended September 30, 2001, respectively, compared to 100 and 172 in the same periods one year ago. The Company's investments in real estate declined 15.71% to $56,101,000 as of September 30, 2001, from $66,561,000 at March 31,
2001. The Company has made no investments in new real estate projects and will not replenish its real estate inventory until significant liquidations of existing projects occur.

Mezzanine Financing

         For the September 2001 quarter, Eagle Bancshares Capital Group reported a net loss of $724,000 or $0.13 per diluted share, compared with net income of $176,000, or $0.03 per diluted share a year ago. For the six months ended September 30, 2001, the mezzanine segment reported a net loss of $499,000 or $0.09 per diluted share, compared to net income of $343,000, or $0.06 per diluted share a year ago. The September 2001 quarter results include $477,000 in operating losses and impairment charges related to the Company's investment in NextBill.com, Inc., an electronic bill presentment and payment company, compared to operating losses of $280,000 in the same quarter one year ago. For the six months ended September 30, 2001, results include $700,000 in operating losses and impairment charges compared to $628,000 in the same period last year.

         The Company accounted for its ownership in NextBill.com using the equity method through September 30, 2001. On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17% interest in Brinkman Technologies, Inc. ("BTI"). At the same time, the Company made a strategic investment in an electronic bill presentment and payment company ("EBPP"), NextBill.com, Inc., a spin-off of BTI. The initial investment in NextBill.com of $3,000,000 consists of preferred stock bearing a 10% dividend and warrants representing the right to a majority of the common stock in NextBill.com. During the quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. It was the Company's intention to participate in the EBPP marketplace through ownership in NextBill.com and services offered by justrightbank.com. The EBPP market has not developed as anticipated. As reported in the Form 10-K for the fiscal year ended March 31, 2001, the Company received an offer to purchase EBCG's interest in NextBill.com. The offer was contingent upon the offerer's ability to arrange funding and negotiation of a mutually acceptable definitive agreement. The offerer was unable to arrange funding. NextBill.com was merged into Brinkman Technologies, Inc. ("BTI"), during September 2001. Eagle's equity investment in the combined company is $1,400,000. Eagle has no operational, managerial, or common stock ownership in the combined company and, therefore, will no longer account for its investment using the equity method of accounting.

         In addition, the Company recorded provision expense for mezzanine loans of $500,000 during the September 2001 quarter. The mezzanine portfolio is primarily secured by subordinated liens on real estate and an analysis of the portfolio, utilizing the Bank's provision methodology, indicated the need for an increased allowance for loan losses. Consistent with its stated strategy to focus efforts on building the community banking franchise, the Company does not intend to invest in any new mezzanine lending projects and has announced plans to exit the mezzanine lending segment. The Company does not anticipate any additional charges related to its investment in BTI and does not anticipate any significant exit charges related to the mezzanine lending projects.

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

         The Company uses three standard scenarios -- rates unchanged, rising rates, and declining rates -- in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 200 basis points upward and downward rate ramp. The Company closely monitors each scenario to manage interest rate risk.

         Management estimates the Company's annual net interest income would increase approximately $753,000 or 2.42%, and decrease approximately $981,000 or 3.15% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company's balance sheet, calculated under an instantaneous 100 basis point increase in rates over September 30, 2001, estimates an $8,361,000 or 7.79% decrease in market value. The Company estimates a like decrease in rates would decrease market value $9,232,000 or 8.60%. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

Net Interest Income -- Quarterly Analysis

         Net interest income decreased by $2,458,000 or 27.10% to $6,613,000 in the quarter ended September 30, 2001, from $9,071,000 for the same quarter last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) decreased 64 basis points to 2.29% from 2.93% in the same period last year. The decline is primarily attributable to the decrease in the yield on interest-earning assets resulting from a decrease in loans receivable, net and loans held for sale coupled with a decline in the yield earned on loans. The yield on interest-earning assets decreased 140 basis points to 7.02% from 8.42% while the cost of interest-bearing liabilities decreased 76 basis points to 4.73% from 5.49%.

         Interest income decreased $6,104,000 or 24.61% to $18,703,000 for the quarter ended September 30, 2001 from $24,807,000 for the same quarter one year ago. Interest income received on loans decreased $6,401,000 or 32.20% to $13,479,000 for the quarter ended September 30, 2001, from $19,880,000 for the same quarter last year. The decrease in interest received on loans is attributable to a decrease in loans and the yield earned on loans during the quarter ended September 30, 2001. The yield on loans decreased 155 basis points to 7.36% for the September 2001 quarter compared to 8.91% in the same quarter last year. In fiscal 2001, the Company exited wholesale mortgage operations and single-family residential mortgage and construction loan origination markets located outside of the metropolitan Atlanta area. Interest income on loans receivable, net, declined $4,851,000 or 26.53% to $13,437,000 during the September 2001 quarter from $18,288,000 in the same period last year. The average balance of loans receivable, net, decreased $82,392,000 or 10.15% to $729,279,000 during the September 2001 quarter from $811,671,000 during the September 2000 quarter. The average balance of construction loans decreased $58,056,000 or 24.58% to $178,181,000 during the September 2001 quarter from $236,237,000 during the September quarter last year. In addition, the majority of the loans originated by the wholesale mortgage operation and the single-family residential mortgage loans originated in outlying markets were held for sale and sold in the secondary market. Interest income on loans held for sale declined $1,550,000 or 97.36% to $42,000 during the quarter ended September 30, 2001 from $1,592,000 during the same quarter one year ago. The average balance on loans held for sale decreased $77,636,000 or 96.14% to $3,113,000 during the September 2001 quarter from $80,749,000 in the same quarter last year.

         Interest received on mortgage-backed securities increased $349,000 or 13.93% to $2,855,000 for the quarter ended September 30, 2001, from $2,506,000 in the same quarter last year. The yield on mortgage-backed securities decreased 40 basis points to 6.36% during the September 2001 quarter from 6.76% in the same quarter one year ago. While the yield declined, the average balance of mortgage-backed securities increased $31,218,000 or 21.06% to $179,434,000 during the September 2001 quarter compared to $148,216,000 in the September 2000 quarter.

         Interest and dividends received on securities and other interest-earning assets decreased $52,000 or 2.15% to $2,369,000 for the September 2001 quarter from $2,421,000 in the same quarter last year. The yield on securities and other interest-earning assets decreased 72 basis points to 5.87% during the September 2001 quarter from 6.59% during the same quarter last year. The yield on the

Company's securities portfolio increased slightly by 2 basis points to 6.45% during the quarter from 6.43% during the same quarter one year ago.

         Interest expense decreased $3,646,000 or 23.17% to $12,090,000 for the September 2001 quarter from $15,736,000 in the same quarter last year. This is primarily the result of a decrease in the cost of the Company's interest-bearing liabilities coupled with a decrease in FHLB advances and other borrowings. Interest expense on deposits decreased $1,900,000 or 17.49% to $8,965,000 from $10,865,000 in the same period one year ago. The cost of deposits decreased 95 basis points to 4.65% during the quarter from 5.60% the same quarter last year.

         Interest expense on FHLB advances and other borrowings decreased $1,746,000 or 41.10% to $2,502,000 for the September 2001 quarter from $4,248,000 in the September 2000 quarter. The Bank's cost of FHLB advances and other borrowings decreased 47 basis points to 4.52% from 4.99% in the same period in the prior year. The average balance of FHLB advances and other borrowings decreased $119,507,000 or 35.08% to $221,187,000 during the quarter ended September 30, 2001 from $340,694,000 in the same quarter last year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. As stated earlier, the Company exited outlying construction and single-family residential loan markets during the prior year. The Company's wholesale mortgage operations and retail mortgage operations outside of the metropolitan Atlanta area originated loans held for sale. Interest expense on trust preferred securities was $623,000 for the September 2001 and 2000 quarters.

Net Interest Income -- Six Month Analysis

         Net interest income decreased by $4,834,000 or 26.20% to $13,618,000 during the six months ended September 30, 2001, from $18,452,000 for the same period last year. The net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) decreased 63 basis points to 2.35% from 2.98% in the same period last year. This decline is primarily a result of, the decrease in loans receivable, net and loans held for sale coupled with a decline in the yield earned on loans. The yield on interest-earning assets decreased 110 basis points to 7.25% from 8.35% while the cost of interest-bearing liabilities decreased 47 basis points to 4.90% from 5.37%.

         Interest income decreased $9,565,000 or 19.60% to $39,235,000 for the six months ended September 30, 2001 from $48,800,000 for the same period one year ago. Interest income received on loans decreased $10,134,000 or 26.03% to $28,795,000 for the six months ended September 30, 2001, from $38,929,000 for the same period last year. The decrease in interest received on loans is attributable to a decrease in loans, primarily due to exiting outlying markets, and the yield earned on loans during the six months ended September 30, 2001. The yield on loans decreased 119 basis points to 7.64% for the six months compared to 8.83% in the same period last year. Interest income on loans receivable, net, declined $7,601,000 or 20.96% to $28,659,000 during the six months ended September 2001 from $36,260,000 in the same period last year. The average balance of loans receivable, net, decreased $64,554,000 or 7.93% to $749,246,000 during the six months ended September 2001 from $813,800,000 during the same period last year. The average balance of construction loans decreased $73,644,000 or 31.69% to $158,762,000 during the six months ended September 2001 from $232,406,000 during the same period last year. In addition, the majority of the loans originated by the wholesale mortgage operation and the single-family residential mortgage loans originated in outlying markets were held for sale and sold in the secondary market. Interest income on loans held for sale declined $2,533,000 or 94.90% to $136,000 during the six months ended September 30, 2001 from $2,669,000 during the same period one year ago. The average balance on loans held for sale decreased $63,713,000 or 93.32% to $4,561,000 during the six months ended September 30, 2001 from $68,274,000 in the same period last year.

         Interest received on mortgage-backed securities increased $472,000 or 9.44% to $5,474,000 for the six months ended September 30, 2001, from $5,002,000 in the same period last year. The yield on mortgage-backed securities decreased 35 basis points to 6.40% during the six months ended September 2001 from 6.75% in the same period one year ago. While the yield declined, the average balance of mortgage-backed securities increased $22,933,000 or 15.47% to $171,176,000 during the six months ended September 30, 2001 compared to $148,243,000 in the same period one year ago.

         Interest and dividends received on securities and other interest-earning assets increased $97,000 or 1.99% to $4,966,000 for the six months ended September 2001 from $4,869,000 in the same period last year. The yield on securities and other interest-earning assets decreased 54 basis points to 6.04% during the six months ended September 2001 from 6.58% during the same period last year. The yield on the Company's securities portfolio remained relatively constant at 6.45% compared to 6.44% during the six months ended September 30, 2001 and 2000, respectively.

         Interest expense decreased $4,731,000 or 15.59% to $25,617,000 for the six months ended September 30, 2001, from $30,348,000 in the same period one year ago. This is primarily the result of a decrease in the cost of the Company's interest-bearing liabilities and a decrease in the average balance of FHLB advances and other borrowings.

         Interest expense on deposits decreased $1,233,000 or 6.06% to $19,115,000 from $20,348,000 in the same period in the prior year. The cost of deposits decreased 49 basis points to 4.92% during the period from 5.41% in the prior period. As a part of the Company's continuing efforts to obtain lower cost funding sources, core deposits have increased 21.66% since March 31, 2001, the Company's fiscal year end. In addition, time deposits have decreased 17.08% in the six months ended September 30, 2001, as a part of the Company's efforts to hedge falling loan rates with re-pricing of liabilities.

         Interest expense on FHLB advances and other borrowings decreased $3,498,000 or 39.95% to $5,257,000 for the six months ended September 2001 from $8,755,000 in the same period last year. The Bank's cost of FHLB advances and other borrowings decreased 61 basis points to 4.40% from 5.01% in the same period in the prior year. The average balance of FHLB advances and other borrowings decreased $110,007,000 or 31.50% to $239,189,000 during the six months ended September 30, 2001 from $349,196,000 in the same period last year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. As stated earlier, the Company exited outlying construction and single-family residential loan markets during the prior year. The Company's wholesale mortgage operations and retail mortgage operations outside of the metropolitan Atlanta area originated loans held for sale. Interest expense on trust preferred securities was $1,245,000 for the six months ended September 30, 2001 and 2000.

         The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company's interest earning assets and interest bearing liabilities during the quarter and six months ended September 30, 2001 and 2000:

AVERAGE BALANCE SHEET

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                        AVERAGE         2001        YIELD/       Average        2000        Yield/
(in thousands)                                          BALANCE       INTEREST       COST        Balance      Interest       Cost
------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans receivable(1)                                 $  729,279      $ 13,437       7.37%    $  811,671     $ 18,288         9.01%
  Loans held for sale                                      3,113            42       5.40%        80,749        1,592         7.89%
  Mortgage-backed securities                             179,434         2,855       6.36%       148,216        2,506         6.76%
  FHLB stock                                               9,911           168       6.78%        13,715          267         7.79%
  Taxable investments(2)                                  88,666         1,403       6.33%        53,370          839         6.29%
  Tax-exempt investment securities(2)                     29,660           633       8.54%        75,189        1,429         7.60%
  Interest earning deposits and federal funds sold        33,109           292       3.53%         4,597           86         7.48%
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                          1,073,172      $ 18,830       7.02%     1,187,507     $ 25,007         8.42%
Non-interest earning assets                              106,096                                  99,760
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $1,179,268                              $1,287,267
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and equity:
  Interest-bearing deposits                           $  157,704      $  1,084       2.75%    $   99,919     $    841         3.37%
  Savings                                                 27,965           105       1.50%        32,849          114         1.39%
  Money market                                           106,511           986       3.70%        75,175          936         4.98%
  Certificates of deposit                                479,634         6,790       5.66%       568,484        8,974         6.31%
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                       771,814         8,965       4.65%       776,427       10,865         5.60%
FHLB advances and other borrowings                       221,187         2,502       4.52%       340,694        4,248         4.99%
Trust preferred securities                                28,750           623       8.67%        28,750          623         8.67%
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                     1,021,751      $ 12,090       4.73%     1,145,871     $ 15,736         5.49%
Non-interest bearing deposits                             51,708                                  54,304
Non-interest bearing liabilities                          23,617                                  11,199
Stockholders' equity                                      82,192                                  75,893
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity                      $1,179,268                              $1,287,267
------------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                              $  6,740       2.29%                   $  9,271         2.93%
Taxable-equivalent adjustment                                             (127)                                  (200)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                           $  6,613                               $  9,071
Net interest earning assets/net interest margin       $   51,421                     2.51%    $   41,636                      3.12%
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets as a percentage of
  interest bearing liabilities                            105.03%                                103.63%
------------------------------------------------------------------------------------------------------------------------------------

(1) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                        AVERAGE         2001        YIELD/       Average        2000        Yield/
(in thousands)                                          BALANCE       INTEREST       COST        Balance      Interest       Cost
------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans receivable(1)                                 $  749,246      $ 28,659       7.65%    $  813,800     $ 36,260         8.91%
  Loans held for sale                                      4,561           136       5.96%        68,274        2,669         7.82%
  Mortgage-backed securities                             171,176         5,474       6.40%       148,243        5,002         6.75%
  FHLB stock                                              10,420           352       6.76%        14,249          552         7.75%
  Taxable investments(2)                                  94,195         2,984       6.34%        54,263        1,706         6.29%
  Tax-exempt investment securities(2)                     31,109         1,304       8.38%        75,083        2,860         7.62%
  Interest earning deposits and federal funds sold        28,657           574       4.01%         4,338          152         7.01%
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                          1,089,364      $ 39,483       7.25%     1,178,250     $ 49,201         8.35%
Non-interest earning assets                              110,694                                  95,441
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $1,200,058                              $1,273,691
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and equity:
  Interest-bearing deposits                           $  140,224      $  1,955       2.79%    $   98,967     $  1,620         3.27%
  Savings                                                 28,456           210       1.48%        33,286          239         1.44%
  Money market                                           104,873         2,130       4.06%        69,412        1,597         4.60%
  Certificates of deposit                                504,123        14,820       5.88%       551,115       16,892         6.13%
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                       777,676        19,115       4.92%       752,780       20,348         5.41%
------------------------------------------------------------------------------------------------------------------------------------
FHLB advances and other borrowings                       239,189         5,257       4.40%       349,196        8,755         5.01%
Trust preferred securities                                28,750         1,245       8.66%        28,750        1,245         8.66%
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                     1,045,615      $ 25,617       4.90%     1,130,726     $ 30,348         5.37%
Non-interest bearing deposits                             51,957                                  54,542
Non-interest bearing liabilities                          23,247                                  13,779
Stockholders' equity                                      79,239                                  74,644
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and equity                      $1,200,058                              $1,273,691
------------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                              $ 13,866       2.35%                   $ 18,853         2.98%
Taxable-equivalent adjustment                                             (248)                                  (401)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income, actual                                           $ 13,618                               $ 18,452
Net interest earning assets/net interest margin       $   43,749                     2.55%    $   47,524                      3.20%
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets as a percentage of
  interest bearing liabilities                            104.18%                                                           104.20%
------------------------------------------------------------------------------------------------------------------------------------

(1) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) The yield for investment securities classified for sale is computed using historical amortized cost balances.

Non-Interest Income

         Non-interest income increased by $690,000 or 13.80% to $5,691,000 for the quarter ended September 30, 2001, from $5,001,000 for the same period last year. Non-interest income decreased by $531,000 or 6.10% to $8,179,000 for the six months ended September 30, 2001, from $8,710,000 for the same period last year.

         Historically, mortgage production fees were the largest component of non-interest income and such fees for the September 2001 quarter decreased $1,205,000 or 91.22% to $116,000 compared to $1,321,000 in the same period last year. For the six months ended September 30, 2001, mortgage production fees decreased $2,149,000 or 83.88% to $413,000 compared to $2,562,000 for the same period last year. The dollar amount of loans originated and sold fluctuates based on the demand for mortgages in the Company's market. In addition, the margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment.

         The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. During the quarters ended September 30, 2001 and 2000, the Company sold the majority of mortgage loans with servicing released and the largest component of mortgage production fees was service release premiums. As discussed previously, the Company exited its wholesale mortgage operations and retail mortgage operations outside of metropolitan Atlanta during fiscal 2001. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network, however, income associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company's performance. For the first six months ended September 30, 2001, mortgage production fees were higher than fees expected in future quarters. The Bank recognized deferred fees related to prior loan production that were originated by mortgage loan offices closed in conjunction with the exiting of outlying markets.

         Non-interest income generated from the Company's real estate subsidiary, Eagle Real Estate Advisors includes gains on the sales of real estate and real estate commissions. Revenues from these sources increased by $1,443,000 or 54.60% to $4,086,000 for the quarter ended September 30, 2001, compared to $2,643,000 for the same period last year. Gain on the sales of real estate and real estate commissions increased $677,000 or 16.73% to $4,724,000 for the six months ended September 30, 2001 compared to $4,047,000 for the same period last year. The improved performance is primarily related to The Phoenix on Peachtree, LLC, which began closing its pre-sold condominium units in July 2001. During the September 2001 quarter, 37 of the project's condominium units closed. Lot sales from the Company's real estate projects numbered 52 and 101 for the quarter and six months ended September 30, 2001, respectively, compared to 100 and 172 in the same periods one year ago. Additionally, in the September 2000 quarter, $811,000 was attributable to the sale of 2.069 acres that were purchased in January 2000 and resold on September 29, 2000 and $544,000 was attributable to the sale of 6.15 acres that were purchased in January 2000 and resold on September 27, 2000.

         Service charges increased $159,000 or 19.06% to $993,000 in the quarter ended September 30, 2001, compared to $834,000 in the same period one year ago. In addition, for the six months ended September 30, 2001, service charges increased $367,000 or 22.47% to $2,000,000 compared to $1,633,000 for the same period last year. The increase in service fees is attributable to an increase in core deposits coupled with an increase in fees received from the Bank's courtesy overdraft services.

         During the quarter ended September 30, 2001, the Company recorded operating losses of $77,000 and an impairment charge of $400,000 in connection with its investment in NextBill.com. compared to operating losses of $280,000 in the same quarter last year. Additionally, for the six months ended September 30, 2001, the Company recorded operating losses of $300,000 and an impairment charge of $400,000 compared to operating losses of $628,000 in connection with its investment in the same period next year.

         The Company accounted for its ownership in NextBill.com using the equity method through September 30, 2001. On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17% interest in Brinkman Technologies, Inc. ("BTI"). At the same time, the Company made a strategic investment in an electronic bill presentment and payment company ("EBPP"), NextBill.com, Inc., a spin-off of BTI. The initial investment in NextBill.com of $3,000,000 consists of preferred stock bearing a 10% dividend and warrants representing the right to a majority of the common stock in NextBill.com. During the quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. It was the Company's intention to participate in the EBPP marketplace through ownership in NextBill.com and services offered by justrightbank.com. The EBPP market has not developed as anticipated. NextBill.com was merged into Brinkman Technologies, Inc. ("BTI"), during September 2001. Eagle's equity investment in the combined company is $1,400,000. Eagle has no operational, managerial, or common stock ownership in the combined company, and, therefore, will no longer account for its investment using the equity method of accounting.

         In addition, during the quarter and six months ended September 30, 2001, the Bank recorded securities gains of $273,000 and $373,000, respectively, as a result of repositioning its balance sheet and shortening the average life of its securities portfolio.

         Miscellaneous non-interest income increased $337,000 or 83.42% to $741,000 during the quarter ended September 30, 2001, from $404,000 for the same period last year. Miscellaneous non-interest income decreased $347,000 or 34.05% to $1,366,000 during the six months ended September 30, 2001, from $1,019,000 during the same period one year ago.

Non-Interest Expense

         Non-interest expense decreased by $1,513,000 or 15.29% to $8,383,000 for the quarter ended September 30, 2001, from $9,896,000 for the same period last year. In addition, for the six months ended September 30, 2001, non-interest expense decreased $5,484,000 or 25.69% to $15,862,000 from $21,346,000 for the same period last year.

         Salaries and employee benefits decreased $1,094,000 or 22.90% to $3,684,000 for the quarter ended September 30, 2001, from $4,778,000 for the same period last year. For the six months ended September 30, 2001, salaries and employee benefits decreased $2,206,000 or 23.04% to $7,369,000 from $9,575,000 for the same period one year ago. This decrease is due to the Company's continuing programs to improve efficiency, including exiting wholesale mortgage operations and retail mortgage and construction lending markets outside of metropolitan Atlanta, resulting in a significant reduction of workforce. Occupancy expense also decreased as a result of these actions by $275,000 or 21.47% to $1,006,000 in the quarter ended September 30, 2001, from $1,281,000 for the same period last year. Occupancy expense decreased $567,000 or 21.67% to $2,049,000 in the six months ended September 30, 2001, from $2,616,000 for the same period last year. Data processing expenses decreased $88,000 or 11.72% to $663,000 in the quarter ended September 30, 2001, from $751,000 for the same period last year. During the six months ended September 30, 2001, data processing expense decreased $190,000 or 12.37% to $1,346,000 from $1,536,000 for the same period one year ago. During the six months ended September 30, 2000, data processing expenses had increased due to enhancements associated with the Bank's Internet site, justrightbank.com and electronic banking services.

         Marketing expense decreased $281,000 or 46.76% to $320,000 for the quarter ended September 30, 2001, from $601,000 for the same period last year. Marketing expense decreased $606,000 or 48.99% to $631,000 for the six months ended September 30, 2001, from $1,237,000 for the same period one year ago. Professional services expense decreased $508,000 or 51.84% to $472,000 in the quarter ended September 30, 2001, from $980,000 in the same period last year. During the six months ended September 30, 2001, professional services expense decreased $1,226,000 or 65.04% to $659,000 from $1,885,000 during the same period last year. The decrease in professional services reflects a decline in legal expenses incurred in connection with the Prime Lending lawsuit. See "Part II, Other Information -- Item 1. Legal Proceedings".

         Miscellaneous expenses increased $370,000 or 21.68% to $2,077,000 for the quarter ended September 30, 2001 from $1,707,000 for the same period last year. For the six months ended September 30, 2001, miscellaneous expense decreased $123,000 or 3.36% to $3,536,000 from $3,659,000 for the same period last year. During the quarter ended September 30, 2001, the Bank recognized $175,000, pre-tax, in non-recurring, non-interest expense as a result of the dissolution of the Bank's subsidiary, Eagle Asset Recovery Management Services, Inc., a partnership with the Resolution Trust Corporation, formed in 1993 to perform collection procedures on judgments, deficiencies and charge-offs.

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

         The following table shows the reconciliation of charges related to the disposal of the wholesale lending group for the quarter and six months ended September 30, 2000:


                                                        Balance as of                                               Balance as of
(in thousands)                                          June 30, 2000          Utilized           Reversed          Sept. 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                    $ 135              $   --               $ (135)              $  --
Leasehold and other contract termination costs                388                (148)                (240)                 --
Transaction costs                                              --                 (50)                  50                  --
------------------------------------------------------------------------------------------------------------------------------------
   Total restructuring charges                              $ 523              $ (198)              $ (325)              $  --
------------------------------------------------------------------------------------------------------------------------------------


                                                      Balance as of                                                Balance as of
(in thousands)                                        April 1, 2000       Accrual      Utilized      Reversed     Sept. 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee severance and termination costs                   $ --          $   135         $   --         $ (135)         $ --
Leasehold and other contract termination costs               --              388           (148)          (240)           --
Transactions cost                                            --               --            (50)            50            --
Other asset impairment                                       --              479           (479)            --            --
------------------------------------------------------------------------------------------------------------------------------------
   Total restructuring charges                             $ --          $ 1,002         $ (677)        $ (325)         $ --
------------------------------------------------------------------------------------------------------------------------------------

         There were no restructuring charges recorded in the quarter or six months ended September 30, 2001. For more information on restructuring charges recorded in the prior fiscal year see "Note E of the Notes to Consolidated Financial Statements".

BALANCE SHEET ANALYSIS

Securities

         During the six months ended September 30, 2001, securities increased $31,297,000 to $298,325,000 from $267,028,000 at March 31, 2001 and $27,444,000 from $270,881,000 at September 30, 2000. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

         The securities portfolio at September 30, 2001, was comprised of $40,197,000 of investment securities held to maturity at amortized cost compared to $50,179,000 and $56,565,000 at March 31, 2001 and September 30, 2000,
respectively. The Company has the ability and it is management's intent to hold these securities to maturity for investment purposes. In addition, securities available for sale had an estimated market value of $258,128,000 at September 30, 2001 compared to $216,849,000 and $214,316,000 at March 31, 2001 and
September 30, 2000, respectively. During the six months ended September 30, 2001, the Company purchased $86,011,000 in securities available for sale, primarily in mortgage-backed securities. Securities available for sale had a net unrealized gain as shown in the Company's stockholders' equity section of $3,025,000 at September 30, 2001 versus a net unrealized loss of $168,000 at March 31, 2001 and $5,643,000 at September 30, 2000.

         The Company holds no securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders' equity at September 30, 2001, March 31, 2001 or September 30, 2000.

         The following table reflects the Company's securities portfolio for the periods indicated:

SECURITIES

-----------------------------------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,        March 31,        September 30,
(in thousands)                                                       2001               2001                2000
-----------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  US Government Agencies                                            $  3,000           $  7,323            $ 11,355
  Mortgage-backed securities                                          31,463             35,466              37,542
  Corporate bonds                                                      2,469              2,465               2,962
  Other debt securities                                                3,265              4,925               4,706
-----------------------------------------------------------------------------------------------------------------------
        Total                                                         40,197             50,179              56,565
-----------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
  US Government Agencies                                              16,235             19,863              51,272
  Mortgage-backed securities                                         163,475            102,669             111,422
  Corporate bonds                                                      9,231             25,678                  --
  Equity securities - preferred stock                                 11,763              8,634              11,135
  Other debt securities                                               57,424             60,005              40,487
-----------------------------------------------------------------------------------------------------------------------
         Total                                                       258,128            216,849             214,316
-----------------------------------------------------------------------------------------------------------------------
Total Securities:
  US Government Agencies                                              19,235             27,186              62,627
  Mortgage-backed securities                                         194,938            138,135             148,964
  Corporate bonds                                                     11,700             28,143               2,962
  Equity securities - preferred stock                                 11,763              8,634              11,135
  Other debt securities                                               60,689             64,930              45,193
-----------------------------------------------------------------------------------------------------------------------
          Total                                                     $298,325           $267,028            $270,881
-----------------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX

                                                      SEPT. 30,       % OF GROSS    March 31,   % of Gross   Sept. 30,  % of Gross
(in thousands)                                          2001          LOANS RECV      2001       Loans Recv     2000    Loans Recv
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        <C
Real Estate -- construction loans
    Construction                                      $ 105,483          13.70%     $ 189,227      21.76%    $ 236,726    25.70%
    Acquisition & Development                            79,408          10.32%       107,513      12.36%      110,332    11.98%
Real Estate -- mortgage loans
    Nonresidential                                      114,931          14.93%       105,500      12.13%       91,373     9.92%
    Residential                                         274,761          35.69%       287,647      33.08%      311,252    33.78%
    Home equity and second mortgages                    118,818          15.43%       104,360      12.00%       93,230    10.12%
------------------------------------------------------------------------------------------------------------------------------------
      Total real estate loans                           693,401          90.07%       794,247      91.33%      842,913    91.50%
------------------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
    Commercial                                           32,750           4.25%        30,654       3.52%       32,496     3.53%
    Mezzanine                                            19,949           2.59%        20,861       2.40%       19,382     2.10%
    Leases                                                  113           0.02%           118       0.01%          259     0.03%
    Consumer and other                                   23,594           3.07%        23,794       2.74%       26,204     2.84%
------------------------------------------------------------------------------------------------------------------------------------
      Total commercial and consumer loans                76,406           9.93%        75,427       8.67%       78,341     8.50%
------------------------------------------------------------------------------------------------------------------------------------
      Total gross loans receivable                      769,807         100.00%       869,674     100.00%      921,254   100.00%
------------------------------------------------------------------------------------------------------------------------------------
Less:
    Undisbursed portion of loans in process             (55,537)                      (90,917)                (122,798)
    Deferred cost and other unearned income               1,216                         1,167                      924
    Allowances for loan losses                           (9,737)                       (9,255)                  (7,710)
------------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                  $705,749                      $770,669                 $791,670
====================================================================================================================================

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION

----------------------------------------------------------------------------------------------------------------
                                                           ACQUISITION &                         % OF TOTAL
  (IN THOUSANDS)                         CONSTRUCTION       DEVELOPMENT          TOTAL           BY LOCATION
----------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2001:
ATLANTA, GA                                 $85,276           $ 70,762         $156,038               84.40%
JACKSONVILLE, FL                              4,454              5,785           10,239                5.54%
CHARLOTTE, NC                                 5,973              2,686            8,659                4.68%
AUGUSTA, GA                                   4,228                 64            4,292                2.32%
CHATTANOOGA, TN                               5,552                111            5,663                3.06%
----------------------------------------------------------------------------------------------------------------
  TOTAL BY TYPE                            $105,483           $ 79,408         $184,891              100.00%
----------------------------------------------------------------------------------------------------------------
At March 31, 2001:
Atlanta, GA                                $109,314            $70,769         $180,083               60.69%
Jacksonville, FL                             27,177             28,803           55,980               18.86%
Charlotte, NC                                21,306              4,957           26,263                8.85%
Augusta, GA                                  12,879                 96           12,975                4.37%
Savannah, GA                                  3,397              2,614            6,011                2.03%
Chattanooga, TN                              15,154                274           15,428                5.20%
----------------------------------------------------------------------------------------------------------------
  Total by type                            $189,227           $107,513         $296,740              100.00%
----------------------------------------------------------------------------------------------------------------
At September 30, 2000:
Atlanta, GA                               $ 130,267           $ 65,837         $196,104               56.50%
Jacksonville, FL                             30,751             33,368           64,119               18.48%
Charlotte, NC                                32,254              5,047           37,301               10.75%
Augusta, GA                                  17,005                886           17,891                5.15%
Savannah, GA                                  7,555              4,903           12,458                3.59%
Chattanooga, TN                              18,894                291           19,185                5.53%
----------------------------------------------------------------------------------------------------------------
  Total by type                            $236,726           $110,332         $347,058              100.00%
----------------------------------------------------------------------------------------------------------------

Loan Portfolio and Concentration

         The loan portfolio decreased $64,920,000 or 8.42% to $705,749,000 at September 30, 2001, compared to $770,669,000 at March 31, 2001 and $85,921,000 or 10.85% from $791,670,000 at September 30, 2000. The decrease from March 31, 2001 was primarily in construction and acquisition and development loans. During the quarter ended March 31, 2001, the Company exited all construction lending markets outside of the metropolitan Atlanta area, decreasing the level of originations and outstanding commitments in construction loans. The Company had construction lending offices in five markets outside of the metropolitan Atlanta area. The Company had total commitments of $116,657,000 in construction and acquisition and development loans in those markets at March 31, 2001 and at September 30, 2001 total commitments had decreased $87,804,000 or 75.27% to $28,853,000.

         While construction and acquisition and development loans decreased, total real estate loans as a percentage of gross loans receivable declined only slightly to 90.07% at September 30, 2001 compared to 91.33% at March 31, 2001. Nonresidential mortgage loans, single-family residential first mortgage loans, and home equity and second mortgages totaled $508,510,000 at September 30, 2001 compared to $497,507,000 at March 31, 2001. Commercial loans, mezzanine loans, leases and consumer loans represented 9.93% at September 30, 2001 versus 8.67% at March 31, 2001. These loan categories totaled $76,406,000 at September 30, 2001 versus $75,427,000 at March 31, 2001. Total commitments for mezzanine loans decreased $912,000 or 4.37% to $19,949,000 at September 30, 2001 from
$20,861,000 at March 31, 2001. As discussed previously, the Company will not engage in any new mezzanine projects and has announced its intention to discontinue mezzanine lending.

Non-Performing and Potential Problem Loans

         At September 30, 2001, total problem assets were $17,181,000 a 6.08% increase, compared to $16,197,000 at March 31, 2001. At September 30, 2001, the Company had nonaccrual loans of $12,032,000 compared to $4,489,000 at March 31, 2001 and $12,977,000 at September 30, 2000. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Interest income not recognized on nonaccrual loans amounted to $416,000 compared to $566,000 for the same period last year. At September 30, 2001, $4,322,000 or 35.92% of the nonaccrual loans were mortgage loans secured by residential real estate. This compares to $2,468,000 or 54.98% at March 31, 2001 and $7,535,000
or 58.06% at September 30, 2000. In February 2001, the Company sold a portfolio of nonaccrual single-family residential mortgage loans with a principal balance of approximately $7,500,000.

         Nonaccrual construction and acquisition and development loans grew to $3,409,000 or 28.33% of total nonaccrual loans at September 30, 2001, from $1,551,000 or 119.79% at March 31, 2001 and $1,858,000 or 83.48% at September
30, 2000. This increase in construction loans is attributable to 13 relationships. One borrower in the metropolitan Atlanta area has an acquisition and development loan totaling $1,143,000. Additionally, one borrower, also located in the metropolitan Atlanta area, has an acquisition and development loan totaling $335,000. These loans were paid in full in October 2001. None of the remaining relationships exceed $500,000.

         Nonaccrual nonresidential real estate loans increased to $3,671,000 or 30.51% of total nonaccrual loans at September 30, 2001, from $83,000 or 1.85% at March 31, 2001 and $2,698,000 or 20.79% at September 30, 2000. One borrower in the metropolitan Atlanta area has one nonresidential loan totaling $3,574,000. This loan was placed on nonaccrual status due to current delinquencies and concerns regarding the borrower's cash flow position based on insufficient lease activity associated with the property. At March 31, 2001, this relationship was included in the potential problem loan category. During the June 2001 quarter, the relationship was reevaluated and moved to nonaccrual status.

         In addition, at September 30, 2001, the Asset Quality Committee (the "AQC") identified $4,450,000 as potential problem loans compared to $9,207,000 at March 31, 2001 and $9,356,000 at September 30, 2000. At September 30, 2001,
the Bank had one borrower located in the metropolitan Atlanta area with two commercial loans classified as potential problem loans totaling $2,560,000 or 57.53% of the total potential problem loans. These loans were identified as potential problems due to non-compliance with the loan covenants and declining revenues and earnings trends. As of September 30, 2001, these loans were current. The increase in nonaccrual loans is primarily attributable to the migration of construction and acquisition and development loans and nonresidential real estate loans from potential problems to nonaccrual status.

         Real estate owned decreased by $1,802,000 or 72.05% to $699,000 at September 30, 2001, from $2,501,000 at March 31, 2001 and $1,026,000 or 59.48%
from $1,725,000 at September 30, 2000. Total problem assets as a percent of total assets increased to 1.48% at September 30, 2001 from 1.34% at March 31, 2001 and decreased from 1.83% at September 30, 2000.

         The following table reflects nonaccrual loans, potential problem loans and real estate owned as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the AQC, regardless of payment status.

NONACCRUAL LOANS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED

                                                                 SEPT. 30,          June 30,         March 31,         Sept. 30,
(in thousands)                                                     2001              2001              2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Real estate loans:
  Construction                                                   $   1,931         $     923         $   1,219         $   1,526
  Acquisition & development                                          1,478             1,478               332               332
Real estate mortgage loans:
  Nonresidential                                                        97             4,400                83             2,698
  Residential                                                        3,654             3,093             1,908             7,130
  Home equity and second mortgages                                     668               518               560               405
--------------------------------------------------------------------------------------------------------------------------------
Total real estate loans                                              7,828            10,412             4,102            12,091
--------------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
  Commercial                                                           431               435               109               316
  Mezzanine                                                             --                --                --                --
  Leases                                                               115               119               119               119
  Consumer and other                                                    84               221               159               451
--------------------------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans                                    630               775               387               886
--------------------------------------------------------------------------------------------------------------------------------
Restructured loan                                                    3,574                --                --                --
--------------------------------------------------------------------------------------------------------------------------------
Total nonaccrual loans                                           $  12,032         $  11,187         $   4,489         $  12,977
Real estate owned, net                                                 699             1,254             2,501             1,725
--------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                      $  12,731         $  12,441         $   6,990         $  14,702
--------------------------------------------------------------------------------------------------------------------------------
Potential problem loans                                              4,450             4,536             9,207             9,356
--------------------------------------------------------------------------------------------------------------------------------
  Total problem assets                                           $  17,181         $  16,977         $  16,197         $  24,058
--------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets/Total assets                              1.09%             1.03%             0.58%             1.12%
--------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Total assets                                     1.48%             1.40%             1.34%             1.83%
--------------------------------------------------------------------------------------------------------------------------------
Total problem assets/Loans receivable, net plus allowance             2.40%             2.34%             2.08%             3.01%
--------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses/Total problem assets                       56.67%            54.23%            57.14%            32.05%
--------------------------------------------------------------------------------------------------------------------------------

The following table reflects concentrations of nonaccrual loans, potential problem loans and real estate owned by geographic location and type.

NONACCRUAL LOANS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED
BY LOCATION AND TYPE


At September 30, 2001

                                          Residential                                                                 % of
                                       ----------------     Comm'l                                                     Total
(in thousands)                         Const     Mtgs      R-Estate     Comm'l     Leases   Installment   Total      Location
------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Atlanta, GA                          $1,652   $1,506      $3,671      $  431      $115        $84      $ 7,459       42.77%
  Augusta, GA                             135      151          --          --        --         --          286        1.64%
  Savannah, GA                             --       90          --          --        --         --           90        0.52%
  Jacksonville, FL                        594      257          --          --        --         --          851        4.88%
  Charlotte, NC                           397      100          --          --        --         --          497        2.85%
  Chattanooga, TN                         631      137          --          --        --         --          768        4.40%
  All other locations                      --    2,081          --          --        --         --        2,081       11.93%
------------------------------------------------------------------------------------------------------------------------------
     Total nonaccrual loans(1)          3,409    4,322       3,671         431       115         84       12,032       68.99%
------------------------------------------------------------------------------------------------------------------------------
Potential problem loans:
  Atlanta, GA                              --       73       1,124       3,076        --         --        4,273       24.50%
  Charlotte, NC                           177       --          --          --        --         --          177        1.02%
------------------------------------------------------------------------------------------------------------------------------
     Total potential problem loans        177       73       1,124       3,076        --         --        4,450       25.52%
------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
  Atlanta, GA                             143       42          --          --        --         --          185        1.06%
  Augusta, GA                             105       11          --          --        --         --          116        0.67%
  Hinesville, GA                          180       --          --          --        --         --          180        1.03%
  Jacksonville, FL                         20       --          --          --        --         --           20        0.12%
  Chattanooga, TN                          74       --          --          --        --         --           74        0.42%
  All other locations                     302       80          --          --        --         --          382        2.19%
------------------------------------------------------------------------------------------------------------------------------
     Total real estate owned(2)           824      133          --          --        --         --          957        5.49%
------------------------------------------------------------------------------------------------------------------------------
     Total problem assets by type      $4,410   $4,528      $4,795      $3,507      $115        $84      $17,439      100.00%
------------------------------------------------------------------------------------------------------------------------------
% of total problem assets by type       25.29%   25.96%      27.50%      20.11%     0.66%      0.48%      100.00%
------------------------------------------------------------------------------------------------------------------------------


(1) Restructured loan included in nonaccrual commercial real estate.
(2) Does adjust for reserves of $257,301: real estate owned, net equals
$699,397.

Loan Impairment

         Impaired loans amounted to $4,180,000 at September 30, 2001, an increase of $3,999,000 from $181,000 at March 31, 2001 and $1,618,000 from
$2,562,000 at September 30, 2000. The increase is primarily attributable to one nonresidential loan relationship, see discussion in Non-Performing Assets. A loan is considered impaired when a loan is classified as nonaccrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At September 30, 2001, March 31, 2001 and September 30, 2000, the valuation allowance related to these impaired loans was $1,093,000, $111,000 and $363,000, respectively, which is included in the allowance for loan losses as presented in the table on the following page. At September 30, 2001, March 31, 2001 and September 30, 2000, all impaired loans had a related loan loss allowance. During the six months ended September 30, 2001 and 2000, the Company had no charge-offs related to impaired loans. For the quarter and six months ended September 30, 2001, the average recorded investment in impaired loans was $4,309,000 and $4,609,000 compared to $2,560,000 and $2,492,000 for the same periods a year ago.

Allowance for Loan Losses

         The Company provided $750,000 and $500,000, respectively, of additional allowance for loan losses during the quarter ended September 30, 2001 and 2000. During the six months ended September 30, 2001, the Company set aside $1,125,000 compared to $950,000 for the same period last year. At September 30, 2001, allowances represented 1.34% of average loans receivable, net, outstanding for the quarter and 1.30% for the six months ended September 30, 2001, compared to 0.95% for the same periods last year.

         During the quarter and six months ended September 30, 2001, the Company charged-off $468,000 and $1,059,000, respectively, compared to $484,000 and $829,000 for the same periods one year ago. In the quarter and six months ended September 30, 2001, net charge-offs represented 0.12% and 0.17% of average loans outstanding, compared to 0.14% and 0.11% for the same periods last year.

         Management considered the level of charge-offs and nonaccrual loans, as well as, the mix of nonaccrual loans in determining the level of allowance for loan losses. Also considered by management in the determination of the level of allowance for loan losses, was the change in composition in the Company's loans receivable portfolio. At September 30, 2001, nonresidential real estate mortgage loans, home equity and second mortgages, commercial and mezzanine loans had increased $25,073,000 or 9.59% to $286,448,000 from $261,375,000 at March 31,
2001 and $49,967,000 or 21.13% from $236,481,000 September 30, 2000. These loans represent 37.20% of the loans receivable portfolio at September 30, 2001 compared to 30.05% and 25.67% at March 31, 2001 and September 30, 2000, respectively. At the same time, at September 30, 2001, single-family residential mortgage loans had decreased $12,886,000 or 4.48% to $274,761,000 from $287,647,000 at March 31, 2001 and $36,491,000 or 11.72% from $311,252,000 at
September 30, 2000. Nonresidential mortgage loans, home equity and second mortgages, commercial and mezzanine loans involve greater risks than single-family residential mortgage loans which are generally believed to be a conservative investment.

         During fiscal 2001, the Bank provided additional allowance for loan losses due to increased loss estimates on problem construction loans located outside the metropolitan Atlanta area. Approximately $1,757,000 or 51.54 % of the Bank's exposure in nonaccrual residential construction loans was outside of metropolitan Atlanta at September 30, 2001 compared to $860,000 or 55.45% at March 31, 2001. During the six months ended September 30, 2001, the Bank foreclosed on three construction loans to one borrower located in Tennessee. Total outstanding balances on these three loans totaled $406,000. The Bank charged-off $165,000 related to these loans prior to transferring the properties to the real estate owned portfolio. The level of construction loans located outside the metropolitan Atlanta area has decreased significantly by $87,804,000 or 75.27% to $28,853,000 at September 30, 2001 compared to $116,657,000 at March
31, 2001.

         These changes in loan concentrations are reflected in the level of allowance for loan losses and in the allocation of the allowance for loan losses. For more information on loan concentrations and non-performing assets see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Concentration and Non-Performing and Potential Problem Loans".

         Loan loss allowances totaled $9,737,000 or 1106.48% of quarter end annualized net charge-offs at September 30, 2001, compared to $9,255,000 or 85.76% and $7,710,000 or 655.61% at March 31, 2001 and September 30, 2000,
respectively.

         Loan loss allowances to total problem assets decreased to 56.67% at September 30, 2001 from 57.14% at March 31, 2001 and increased from 32.05% at September 30, 2000. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at September 30, 2001 was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual and potential problem loans including the market value of collateral and economic conditions that may affect the borrowers' ability to repay and such other factors which, in management's judgment, deserve recognition under existing economic conditions. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company's loan portfolio.

         The following tables provide an analysis of the allowance for losses and percentage of coverage to net-charge-offs.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             2001          2000          2001         2000
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of quarter                          $  9,207      $  7,504      $  9,255      $  7,191
Charge-offs:
Real estate loans:
  Construction                                                                 97            62           203            66
  Acquisition & development                                                    --            --            59            --
Real estate mortgage loans:
  Nonresidential                                                               --            --            --            --
  Residential                                                                  83           136           110           202
  Home equity and second mortgages                                             28            --           204            16
---------------------------------------------------------------------------------------------------------------------------
Total real estate loans                                                       208           198           576           284
---------------------------------------------------------------------------------------------------------------------------
Commercial and consumer loans:
  Commercial                                                                  116            --           138             8
  Mezzanine                                                                    --            --            --            --
  Leases                                                                       --            --            --            --
  Consumer and other                                                          144           286           345           537
---------------------------------------------------------------------------------------------------------------------------
Total commercial and consumer loans                                           260           286           483           545
---------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                                $    468      $    484      $  1,059      $    829
---------------------------------------------------------------------------------------------------------------------------
  Recoveries                                                                  248           190           416           398
---------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                             220           294           643           431
  Provision for loan losses                                                   750           500         1,125           950
---------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses, end of quarter                                 9,737         7,710         9,737         7,710
---------------------------------------------------------------------------------------------------------------------------
  Average loans receivable, net, outstanding for the period              $729,279      $811,671      $749,246      $813,800
---------------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans receivable, net                  0.12%         0.14%         0.17%         0.11%
---------------------------------------------------------------------------------------------------------------------------
  Allowance to average loans receivable, net                                 1.34%         0.95%         1.30%         0.95%
---------------------------------------------------------------------------------------------------------------------------
  Allowance to annualized net charge-offs                                 1106.48%       655.61%       757.15%       894.43%
---------------------------------------------------------------------------------------------------------------------------


Investments in Real Estate

         As of September 30, 2001, the Company has ownership interest in ten real estate projects. As a unitary thrift holding company, the Company is permitted to invest in real estate projects. The most significant portion of the Company's investments in real estate is land to be developed or in process of development for residential subdivisions. In addition, the Company is also developing a condominium project. All ten real estate investments are located in metropolitan Atlanta.

         On each real estate project, the Company capitalizes costs related to the purchase price of the land and the expenses associated with the development phase. Until the development phase is completed the investment and associated asset balance of the project increases. When development is completed and sales of lots or condominiums are closed, the Company's recorded investment in each project decreases. The Company's investments in real estate decreased $10,460,000 or 15.71% to $56,101,000 from $66,561,000 at March 31, 2001 and
$1,790,000 or 3.09% from $57,891,000 at September 30, 2000.

         The decrease in investments in real estate from March 31, 2001 is primarily attributable to sales of condominium units in the Company's high-rise condominium project, The Phoenix on Peachtree. In October 1999, the Company and an unaffiliated third party formed The Phoenix on Peachtree, LLC and purchased
0.90 acres of land in Fulton County, the city of Atlanta, Georgia. Construction of the condominiums is substantially complete and The Phoenix on Peachtree, LLC, began closing its pre-sold condominium units in July 2001. As of September 30, 2001, 37 of the project's 65 units have closed, 8 units are currently under contract to close and 20 units remain to be sold. The Company receives a 10% non-refundable earnest money deposit or letter of credit associated with each contract.

         No new real estate projects have been approved since August 2000. The Company has restricted new real estate projects until significant liquidation of existing activities occurs. The following table reflects the individual projects' financial information (in thousands):


                                                                                                          Net
                                                        Real                                Company's    Income       Company's
                                                       Estate        Total        Total      Share of    ------       Share of
                                                      Property       Debt        Equity      Equity      (Loss)      Net Income
                                                      --------      -------      ------      ------      -------     ----------
INVESTMENTS IN REAL ESTATE AT SEPTEMBER 30, 2001:
   UNION HILL, LLC                                     $    73      $    --      $  215      $  170      $    10       $  (251)
   RIVERMOORE PARK, LLC                                  6,902        3,449       4,034       4,034         (133)         (133)
   JOHNSON ROAD DEVELOPMENT, LLC                         1,073          305         848         848           (7)           (7)
   RIVERSIDE ROAD, LLC                                   2,192        1,242         942         659          (21)          (13)
   THE PHOENIX ON PEACHTREE, LLC                        21,102       13,770       6,361       5,536        3,773         2,949
   EAGLE MASON MILL DEVELOPMENT, LLC                     7,949        5,220       2,987       2,980           39            31
   EAGLE ACWORTH DEVELOPMENT II, LLC                       362           --         414         414           (3)           (3)
   EAGLE WHITE COLUMNS DEVELOPMENT, LLC                  6,851        3,012       4,264       2,075          471           283
   EAGLE ATLANTA ROAD DEVELOPMENT                        1,690        1,245         387         347          529           439
   FAYETTEVILLE VILLAGE, LLC                             7,907        5,131       1,226       1,214           20            11
Investments in real estate at September 30, 2000:
   Union Hill, LLC                                     $ 1,053      $   175      $  952      $  793      $   809       $   405
   Rivermoore Park, LLC                                  9,683        5,877       3,978       3,978          234           234
   Windsor Parkway Development, LLC                        723           --         780         780          335           335
   Johnson Road Development, LLC                         1,276          489         875         875          160           160
   Riverside Road, LLC                                   2,108        2,014         137         138           (2)           (1)
   The Phoenix on Peachtree, LLC                        13,956       10,882         434         434         (320)         (320)
   Eagle Mason Mill Development, LLC                     9,245        7,685       1,500       1,501           (4)           (4)
   Eagle Acworth Development II, LLC                       359           --       1,024       1,024        1,063         1,063
   Eagle Acworth Development III, LLC                    2,324        1,457         846         846           (2)           (2)
   Eagle White Columns Development, LLC                  8,257        6,102       3,311       1,504          705           398
   Eagle Atlanta Road Development                        2,835        2,798          54          54           --            --
   Eagle Lavista Development, LLC                        1,739        1,401         317         317           --            --
   Fayetteville Village, LLC                             4,333        4,276          --          --           --            --

Deposits

         Deposits are the Company's primary funding source. Total deposits decreased by $32,105,000 or 3.78% to $817,817,000 from $849,922,000 at March 31,
2001 and $25,701,000 or 3.05% from $843,518,000 at September 30, 2000. The decline in total deposits was planned and precipitated by the Bank's aggressive re-pricing of time deposits. Core deposits offer the Bank a lower cost source of funds. Core deposits rose 21.66% from the March 31, 2001 level. Core deposits now comprise 43.42% of the Bank's total deposit base versus 34.34% at the end of the March 2001 quarter. The Bank has introduced a competitive line of demand deposit and money market products, ranging from free checking to an upscale, interest-bearing account. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its 14 branches located in metro Atlanta and Internet banking site, justrightbank.com. The decrease in certificates of deposits was $95,315,000 or 17.08% to $462,729,000 at September 30, 2001 from $558,044,000 at March 31, 2001. The weighted average interest rate on deposits decreased to 4.03% at September 30, 2001 from 5.28% and 5.33% at March 31, 2001 and September 30, 2000, respectively.

         For the periods indicated, deposits are summarized by type and remaining term as follows:


DEPOSIT MIX
                                                           SEPT. 30,     March 31,     Sept. 30,
(in thousands)                                               2001          2001          2000
------------------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing deposits                             $ 50,810      $ 49,075      $ 50,139
  Interest-bearing deposits                                 162,766       103,287        92,078
  Money market                                              113,961       110,176        89,089
  Savings                                                    27,551        29,340        30,146
------------------------------------------------------------------------------------------------
      Total demand deposits                                 355,088       291,878       261,452
------------------------------------------------------------------------------------------------

Time deposits:
  Maturity one year or less                                 314,893       399,267       422,267
  Maturity greater than one year through two years           61,616        67,422        55,715
  Maturity greater than two years through three years        21,534        32,107        44,070
  Maturity greater than three years                          64,686        59,248        60,014
------------------------------------------------------------------------------------------------
      Total time deposits                                   462,729       558,044       582,066
------------------------------------------------------------------------------------------------
               Total deposits                              $817,817      $849,922      $843,518
------------------------------------------------------------------------------------------------

         The weighted average interest rate on time deposits at September 30, 2001, March 31, 2001 and September 30, 2000 was 5.43%, 6.30% and 6.33%
respectively.

         For the periods indicated, interest expense on deposits is summarized as follows:


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                       ---------------------------------------------------
 (in thousands)                                         2001          2000           2001           2000
                                                       ---------------------------------------------------
 Interest-bearing deposits                             $1,084        $   841        $ 1,955        $ 1,620
 Money market                                             986            936          2,130          1,597
 Savings                                                  105            114            210            239
 Time deposits                                          6,790          8,974         14,820         16,892
 ----------------------------------------------------------------------------------------------------------
   Total                                               $8,965        $10,865        $19,115        $20,348
 ----------------------------------------------------------------------------------------------------------


Borrowings

         The FHLB system functions as a reserve credit facility for thrift institutions and certain other member institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At September 30, 2001, advances were $175,000,000 compared to $176,075,000 at March 31, 2001. At September 30,
2001, the weighted average interest rate on these borrowings decreased to 5.48% compared to 5.53% at March 31, 2001. In addition, EREA utilizes borrowings from third parties to fund real estate activities. Third party borrowings related to real estate activities decreased $17,473,000 or 35.10% to $32,305,000 at September 30, 2001 from $49,778,000 at March 31, 2001. At September 30, 2001, the weighted average interest rate on third party borrowings related to real estate activities was 6.25% compared to 8.24% at March 31, 2001.

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

         From April 1995 through March 2001, the Bank's operating subsidiary, Prime Eagle, generated revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans were sold to investors. In the December 31, 2000 quarter, the Bank sold the wholesale mortgage operations and in the March 31, 2001 quarter closed all single-family residential mortgage offices located outside the metropolitan Atlanta area. The Bank will no longer originate mortgage loans through Prime Eagle. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch network. At September 30, 2001, the Company had no commitments to originate or sell mortgage loans.

         The Company is committed to loan funds on unused variable rate lines of credit of $78,046,000 at September 30, 2001. In addition, the Company has issued $3,789,000 in letters of credit at September 30, 2001.The Company's funding sources for these commitments include loans repayments, deposits and FHLB advances.

Cash Flows from Operating Activities

         For the six months ended September 30, 2001, cash provided by operating activities was $15,024,000 as compared to cash used of $29,686,000 for same period last year. The primary reason is timing differences from the sale of loans held for sale versus originations of loans held for sale. During the six months ended September 30, 2001, the Company originated $0 of loans held for sale and sold $11,334,000. This compares to the same period last year, when the Company originated $294,423,000 of loans held for sale and sold $252,141,000.

Cash Flows from Investing Activities

         During the six months ended September 30, 2001, cash provided by investing activities was $54,229,000 compared to cash used of $16,537,000 for the same period last year. In the six months ended September 30, 2001, loan originations, net of repayments, provided cash of $62,923,000 compared to cash used of $12,505,000 in the same period last year. During the six months ended September 30, 2001, the Company purchased $86,011,000 in securities classified as available for sale. Comparatively, the Company purchased $9,869,000 in securities classified as available for sale in the same period one year ago. The Company generated cash flows from sales of securities available for sale of $31,871,000 during the September 2001 quarter. The Company also received cash from principal payments of securities available for sale and investment securities held to maturity of $24,142,000 during the six months ended September 30, 2001, compared to $11,765,000 in the same period last year. During the six months ended September 30, 2001, the Company invested an additional $17,484,000 into real estate projects and received proceeds of $31,979,000. During the six months ended September 30, 2000, the Company invested cash of $24,414,000 in real estate projects and received proceeds of $15,004,000.

Cash Flows from Financing Activities

         Cash used by financing activities during the six months ended September 30, 2001, was $48,924,000 compared to cash provided of $47,428,000 during the same period one year ago. The decrease in the Company's time deposits is the most significant factor. Time deposits decreased by $95,315,000 during the six months ended September 30, 2001, while demand deposits increased $63,210,000. This compares to increases of $61,826,000 in time deposits and $11,740,000 in demand deposits during the same period last year. This is a direct result of the Company's planned re-pricing of time deposits and strategic initiative to utilize core deposits as a lower cost, funding source. The Company borrowed $93,839,000 and repaid $111,323,000 during the six months. This compares to borrowings of $355,241,000 and repayments of $380,058,000 during the same period last year. The Company discontinued dividend payments on common stock during the six months ended September 30, 2001. The Company paid cash dividends to its shareholders of $1,804,000 for the six months ended September 30, 2000. For more information regarding dividend payments on common stock see below, "Management's Discussion and Analysis of Results of Operations and Financial Conditions - Capital".

Capital

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank's level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines "well capitalized" banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At September 30, 2001, the Bank was classified as "well capitalized" under the OTS regulations that implement the FDICIA provisions described above.

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

         The following table reflects the Bank's minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. During the six months ended September 30, 2000, the Company contributed capital of $1,000,000 to the Bank.



REGULATORY CAPITAL
-------------------------------------------------------------------------------------------------------------------
                                                   ACTUAL               REQUIREMENT               EXCESS
(in thousands)                                     AMOUNT         %        AMOUNT        %        AMOUNT        %
-------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
RISK-BASED RATIOS:
  TIER 1 CAPITAL                                   $70,386       9.93      $28,342      4.00      $42,044      5.93
  TOTAL CAPITAL                                     78,796      11.12       56,684      8.00       22,112      3.12
TIER 1 LEVERAGE                                     70,386       6.51       43,221      4.00       27,165      2.51
TANGIBLE EQUITY                                     70,386       5.97       17,689      1.50       52,697      4.47
-------------------------------------------------------------------------------------------------------------------
March 31, 2001
  Tier 1 capital                                   $67,797       9.03      $30,044      4.00      $37,753      5.03
  Total capital                                     76,441      10.18       60,087      8.00       16,354      2.18
Tier 1 leverage                                     67,797       6.07       44,709      4.00       23,088      2.07
Tangible equity                                     67,797       5.52       18,411      1.50       49,386      4.02
-------------------------------------------------------------------------------------------------------------------
September 30, 2000
Risk-based ratios:
  Tier 1 capital                                   $71,961       9.20      $31,303      4.00      $40,658      5.20
  Total capital                                     78,833      10.07       62,606      8.00       16,227      2.07
Tier 1 leverage                                     71,961       5.81       49,503      4.00       22,458      1.81
Tangible equity                                     71,961       5.59       19,309      1.50       52,652      4.09
-------------------------------------------------------------------------------------------------------------------

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

         By Order of November 1, 2000, the trial court granted summary judgment in favor of Tucker Federal with respect to Plaintiffs' claims for punitive damages, holding that the only substantive claim of Plaintiffs remaining for trial are those founded on alleged breach of contract. The trial court also determined that genuine issues of fact exist with respect to Tucker Federal's counterclaim based on breach of contract. Both Tucker and Plaintiffs have appealed the trial court's ruling to the Georgia Court of Appeals, which affirmed the trial court in a decision entered November 7, 2001. The appellate process is continuing.

         The Bank strongly denies Plaintiffs' entitlement to any relief and believes the Bank's Counterclaim has merit. The Bank believes, among other things, that Plaintiffs were properly terminated for cause, that Plaintiffs have no rights with respect to the purchase option, and that even if the purchase option were applicable, Plaintiffs would have no right to purchase any loans, but only certain tangible and intangible assets of the Bank, the value of which is estimated to be in the $1-2 million range. The Counterclaim, as amended, seeks compensatory damages presently estimated to total approximately $500,000 as well as other relief.
         .
ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on Tuesday, August 7, 2001, at the Holiday Inn Hotel in Decatur, Georgia. A total of 5,014,827 shares of common stock were represented in person or by proxy. This represents 88.65% of the 5,657,135 shares outstanding as of the record date of June 12, 2001. C. Jere Sechler, Jr., Chairman on the Board and President, presided at the meeting and presented a report describing the Company's results of operations for the fiscal year ending March 31, 2001 and outlined the strategic goals for fiscal 2002.

         Shareholders elected management's nominees to the Board of Directors. The Directors were elected by votes as shown below:

          Directors                                   For                       Withhold
          ---------                                   ---                       --------
          Weldon A. Nash, Jr.                         4,372,814                 642,013
          C. Jere Sechler, Jr.                        4,255,517                 759,310
          William F. Waldrop, Jr.                     4,366,614                 648,213


         In other business, management's selection of Arthur Andersen LLP as independent accountants for the Company resulted in 4,939,554 votes being cast for Arthur Andersen LLP.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         10.1.2 Consulting Agreement dated as of August 1, 2001, between Eagle Bancshares, Inc. and Richard B. Inman, Jr. (filed herewith)* *The referenced exhibit is a compensatory contract, plan or arrangement.

         11       Computation of per share earnings

                  Reports on Form 8-K  - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EAGLE BANCSHARES, INC.
                                                  (Registrant)


Date:  November 14, 2001                    /s/ Conrad J. Sechler, Jr.
                                            ------------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board, President and
                                            Principal Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  November 14, 2001                    /s/ Betty Petrides
                                            ------------------------------------
                                            Betty Petrides
                                            Secretary and Treasurer




Date:  November 14, 2001                    /s/ Conrad J. Sechler, Jr.
                                            -----------------------------------
                                            Conrad J. Sechler, Jr.
                                            Chairman of the Board and President




Date:  November 14, 2001                    /s/ Sheila E. Ray
                                            -----------------------------------
                                            Sheila E. Ray
                                            Chief Financial Officer

                     EAGLE BANCSHARES, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS

Exhibit
 Number         Description                                                                     Page No.
-------         -----------                                                                     --------
11              Computation of per share earnings                                                   46

10.1.2          Consulting Agreement dated as of August 1, 2001, between Eagle
                Bancshares, Inc. and Richard B. Inman, Jr. (filed herewith)*

                * The reference exhibit is a compensatory contract, plan or arrangement.