Form 10-Q
period 2001-12-31
EAGLE BANCSHARES INC
filed 2002-02-14
CIK 783604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock, $1.00 Par Value
Shares Outstanding at January 31, 2002: 5,711,135

Index of Exhibit on Page 45

EAGLE BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

Part I – Financial Information

Item 1. Financial Statements

EAGLE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	March 31,
	2001	2001
(in thousands)
ASSETS:
ASSETS:
Cash and amounts due from banks	$36,284	$30,602
Accrued interest receivable	8,696	10,035
Securities available for sale	265,028	216,849
Investment securities held to maturity	35,964	50,179
Loans held for sale	2,958	14,150
Loans receivable, net	709,190	770,669
Investment in real estate	50,359	66,561
Real estate acquired in settlement of loans, net	580	2,501
Stock in Federal Home Loan Bank, at cost	9,750	10,071
Premises and equipment, net	19,023	20,633
Deferred income taxes asset	826	1,524
Other assets	10,149	14,789

Total assets	$1,148,807	$1,208,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$794,416	$849,922
Federal Home Loan Bank advances and other borrowings	223,004	228,379
Advance payments by borrowers for property taxes and insurance	231	850
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	28,750	28,750
Accrued expenses and other liabilities	18,623	23,726

Total liabilities	1,065,024	1,131,627

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value; 20,000,000 shares authorized, 6,278,935 and 6,238,935 shares issued at December 31, and March 31, 2001, respectively	6,279	6,239
Additional paid-in capital	39,898	39,518
Retained earnings	44,660	39,604
Accumulated other comprehensive income (loss)	973	(168)
Employee Stock Ownership Plan note payable	(1,541)	(1,771)
Treasury stock, 601,800 shares at cost at December 31, and March 31, 2001	(6,486)	(6,486)

Total stockholders’ equity	83,783	76,936

Total liabilities and stockholders’ equity	$1,148,807	$1,208,563

EAGLE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	December 31,		December 31,

	2001	2000	2001	2000

Interest income:
Interest on loans	$13,318	$19,121	$42,113	$58,050
Interest on mortgage-backed securities	3,027	2,640	8,501	7,642
Interest and dividends on securities and other interest-earning assets	1,923	2,968	6,889	7,837

Total interest income	18,268	24,729	57,503	73,529

Interest expense:
Interest on deposits	7,491	11,848	26,606	32,196
Interest on FHLB advances and other borrowings	2,481	3,740	7,738	12,495
Interest on long-term debt	622	622	1,867	1,867

Total interest expense	10,594	16,210	36,211	46,558

Net interest income	7,674	8,519	21,292	26,971
Provision for loan losses	635	4,425	1,760	5,375

Net interest income after provision for loan losses	7,039	4,094	19,532	21,596

Noninterest income:
Service charges	1,167	881	3,167	2,514
Gain on sales of investment in real estate	900	1,904	4,935	5,429
Real estate commissions, net	339	230	1,028	752
Mortgage production fees	162	1,128	575	3,690
Gain (loss) on sales of securities available for sale	25	(139)	398	(139)
(Loss) gain on sales of fixed assets	(6)	2	(50)	54
Gain on sales of real estate acquired in settlement of loans	5	14	52	39
Equity in loss in Nextbill.com	—	(286)	(700)	(914)
Miscellaneous	708	846	2,074	1,865

Total noninterest income	3,300	4,580	11,479	13,290

Noninterest expenses:
Salaries and employee benefits	3,466	4,453	10,835	14,028
Net occupancy expense	1,004	1,259	3,053	3,875
Data processing expense	630	723	1,976	2,259
Federal insurance premium	100	99	314	235
Marketing expense	199	613	830	1,850
Provision for losses on real estate acquired in settlement of loans	78	20	136	44
Professional services	598	939	1,257	2,824
Exit costs associated with disposal of wholesale lending group	(79)	465	(79)	1,142
Miscellaneous	1,746	1,939	5,282	5,599

Total noninterest expenses	7,742	10,510	23,604	31,856

Income (loss) before income taxes	2,597	(1,836)	7,407	3,030
Income tax expense (benefit)	817	(586)	2,351	1,138

Net income (loss)	1,780	$(1,250)	$5,056	$1,892

Earnings (loss) per common share – basic	$0.31	$(0.22)	$0.89	$0.34

Earnings (loss) per common share – diluted	$0.31	$(0.22)	$0.89	$0.33

EAGLE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated
		Additional		Other	ESOP		Total
	Common	Paid-In	Retained	Comprehensive	Note	Treasury	Stockholders'
	Stock	Capital	Earnings	Income/(Loss)	Payable	Stock	Equity

Balance, April 1, 2000	$6,239	$39,518	$44,563	$(7,477)	$(1,886)	$(6,486)	$74,471
Comprehensive income:
Net income	—	—	1,892	—	—	—	1,892
Change in unrealized losses on securities, net of tax	—	—	—	5,633	—	—	5,633

Total comprehensive income							7,525
Cash dividends declared ($0.48 per share)	—	—	(2,706)	—	—	—	(2,706)
Principal reduction of ESOP note payable	—	—	—	—	115	—	115

Balance, December 31, 2000	$6,239	$39,518	$43,749	$(1,844)	$(1,771)	$(6,486)	$79,405
Balance, April 1, 2001	$6,239	$39,518	$39,604	$(168)	$(1,771)	$(6,486)	$76,936
Comprehensive income:
Net income	—	—	5,056	—	—	—	5,056
Change in unrealized gains (losses) on securities, net of tax	—	—	—	1,141	—	—	1,141

Total comprehensive income							6,197
Principal reduction of ESOP note payable	—	—	—	—	230	—	230
Stock options exercised (40,000 shares)	40	380	—	—	—	—	420

Balance, December 31, 2001	$6,279	$39,898	$44,660	$973	$(1,541)	$(6,486)	$83,783

EAGLE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,

(in thousands)	2001	2000

Cash flows from operating activities:
Net income	$5,056	$1,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,370	1,606
Provision for loan losses	1,760	5,375
Provision for losses on real estate acquired in settlement of loans	136	44
(Gain) loss on sales of securities available for sale	(398)	139
Gain on sales of real estate acquired in settlement of loans	(52)	(39)
Gain on sales of investment in real estate	(4,935)	(5,429)
Loss (gain) on sales of premises and equipment	50	(54)
Impairment on security available for sale	45	—
Write off impairment of fixed assets	—	569
Deferred income tax expense	—	297
Proceeds from sales of loans held for sale	19,762	389,491
Originations of loans held for sale	(8,570)	(393,883)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,339	(2,004)
Decrease (increase) in other assets	4,565	(3,674)
(Decrease) increase in accrued expense and other liabilities	(5,103)	19,491

Net cash provided by operating activities	16,025	13,821

Cash flows from investing activities:
Purchases of securities available for sale	(132,993)	(24,818)
Proceeds from sales of securities available for sale	57,135	24,552
Principal payments received on securities available for sale	29,811	14,387
Principal payments received on investment securities held to maturity	9,076	3,486
Proceeds from calls and maturities of investment securities held to maturity	5,235	6,076
Loan originations, net of repayments	67,610	(5,276)
Purchase of loans receivable	(9,217)	—
Proceeds from sales of real estate acquired in settlement of loans	2,636	1,242
Purchases of FHLB stock	(1,687)	(3,430)
Redemption of FHLB stock	2,008	8,345
Proceeds from sales of premises and equipment	312	275
Purchases of premises and equipment	(556)	(1,076)
Proceeds from sales of investment in real estate	40,886	26,756
Additions to investment in real estate	(19,749)	(37,905)

Net cash provided by investing activities	50,507	12,614

EAGLE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)

	Nine months ended
	December 31,

(in thousands)	2001	2000

Cash flows from financing activities:
Net change in time deposits	(123,994)	60,097
Net change in demand deposit accounts	68,488	68,458
Repayment of FHLB advances and other borrowings	(131,631)	(540,959)
Proceeds from FHLB advances and other borrowings	126,256	401,204
Principal reduction of ESOP debt	230	115
Proceeds from exercise of stock options	420	—
Cash dividends paid	—	(2,706)
Decrease in advance payments from borrowers for property taxes and insurance	(619)	(843)

Net cash used in financing activities	(60,850)	(14,634)

Net increase in cash and cash equivalents	5,682	11,801
Cash and cash equivalents at beginning of year	30,602	28,572

Cash and cash equivalents at end of period	$36,284	$40,373

Supplemental disclosure of cash paid during the period for:
Interest	$38,518	$45,314
Income taxes	$11	$560
Supplemental schedule of noncash investing and financing activities:
Acquisition of real estate in settlement on loans	$799	$1,442
Loans made to finance real estate acquired in settlement of loans	$—	$87
Dividends payable	$—	$902

Eagle Bancshares, Inc. and Subsidiaries

Notes to Interim Unaudited Consolidated Financial Statements
December 31, 2001

A. Corporate Profile

     Eagle Bancshares, Inc. (the “Company”) is a unitary savings and loan holding company engaged in community banking, real estate development and sales and mezzanine financing. The Company has three subsidiaries, Tucker Federal Bank (the “Bank”), Eagle Real Estate Advisors, Inc. (“EREA”) and Eagle Bancshares Capital Group, Inc. (“EBCG”). Additionally, the Company invests in real estate through limited liability companies and consolidates these affiliates when at least a 50% equity ownership interest exists.

B. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for preparation of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all of the information and disclosures required for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in this report and the complete annual report for the year ended March 31, 2001, which has been filed with the Company’s most recent Form 10-K. In the opinion of management, all eliminations and normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

C. Reclassification of Prior Period Amounts

     Certain reclassifications have been made in the Company’s financial statements for the prior fiscal period to conform to the classifications used in the financial statements for the current fiscal period.

D. Restatement of Certain Amounts

     In the quarter ended June 30, 2000, the Company accrued $1,142,000 in pre-tax charges related to exiting its wholesale mortgage operations. As a result of an accounting only review performed by the Securities and Exchange Commission, the Company agreed to adjust the recognition of charges between the first three quarters of the Company’s fiscal year 2001. The Company also adjusted the balance sheet value of fixed assets related to the wholesale mortgage business to recognize the impairment of the assets at June 30, 2000. The anticipated impairment of fixed assets at the time of sale had been accrued in June 2000 with the balance sheet to be adjusted at the time of the sale.

     This amendment reflects an adjustment to the timing of the recognition of expenses associated with the sale of the wholesale mortgage business, which occurred on December 29, 2000. There was no net effect on annual earnings resulting from the amendment.

     The following tables reflect the original numbers as reported and as adjusted for the periods stated (in thousands except per share data):

	Three months

June 30, 2000	As reported	As adjusted

Fixed assets	$23,772	$23,294
Total assets	1,273,237	1,272,759
Exits costs related to disposal of wholesale lending group	1,142	1,002
Net income before income taxes	1,050	1,190
Net income after income taxes	698	789
Earnings per common share — basic	0.12	0.14
Earnings per common share — diluted	$0.12	$0.14

	Three months		Six months

September 30, 2000	As reported	As adjusted	As reported	As adjusted

Fixed assets	$23,225	$22,781	$23,225	$22,781
Total assets	1,315,694	1,315,216	1,315,694	1,315,216
Exits costs related to disposal of wholesale lending group	—	(325)	1,142	677
Net income before income taxes	3,350	3,676	4,400	4,866
Net income after income taxes	2,141	2,353	2,839	3,142
Earnings per common share — basic	0.38	0.42	0.50	0.56
Earnings per common share — diluted	$0.38	$0.41	$0.50	$0.56

	Three months		Nine months

December 31, 2000	As reported	As adjusted	As reported	As adjusted

Fixed assets	$22,244	$22,244	$22,244	$22,244
Total assets	1,257,453	1,257,453	1,257,453	1,257,453
Exits costs related to disposal of wholesale lending group	—	465	1,142	1,142
Net income (loss) before income taxes	(1,370)	(1,836)	3,030	3,030
Net income (loss) after income taxes	(947)	(1,250)	1,892	1,892
Earnings (loss) per common share — basic	(0.17)	(0.22)	0.34	0.34
Earnings (loss) per common share — diluted	$(0.17)	$(0.22)	$0.33	$0.33

E. Restructuring Charges

     In the fiscal year ended March 31, 2001, the Company recorded $2,325,000 in restructuring charges associated with the Company’s strategic plans to exit wholesale mortgage operations and outlying retail mortgage and construction lending markets, enabling the Company to focus on its metro Atlanta franchise. Charges recorded in connection with these plans include employee severance and termination costs, leasehold and other contract termination costs, asset impairment costs, and transaction fees. As a result of restructuring plans in 2001, the Company eliminated 68 positions and recorded charges for the resulting employee severance and termination costs. Leasehold termination costs included payments on remaining lease obligations for leased premises or lease cancellation payments. Contract termination costs were also recorded representing the cost to buy out the remaining term or the remaining payments on data processing and telecommunication contracts that will provide no future benefit to the Company as a result of these plans. Other assets, primarily computer hardware and software and office furniture and fixtures, the value of which was considered to be impaired since they no longer would be used as a result of the closure of facilities or the reduction in workforce, were also written down to fair value.

     Through December 31, 2001, $2,079,000 has been charged against the accrual. At December 31, 2001, $246,000 of the accrual related to exiting outlying markets remained primarily in employee severance and termination costs and leasehold and other contract termination costs.

     Employee severance and termination costs of $362,000 included severance payments to be paid in a lump sum or over a defined period, and related benefits for 24 employees terminated in connection with these plans. The Company notified the employees of their termination on or before the announcement of these plans. Certain employees were retained beyond March 31, 2001 to assist in an orderly exit of the markets. Each employee has been notified of their termination date and the committed severance payment was accrued. Through December 31, 2001, $282,000 in employee severance and termination costs has been paid. During the December 2001 quarter, management revised its original restructuring estimate, and as a result of lower actual severance costs than originally estimated $30,000 has been reversed, leaving $50,000 for future payments.

     Occupancy charges of $1,816,000 include leasehold and other contract termination costs and other asset impairment costs. These charges include the write-down of leasehold improvements and furniture and equipment. These write-downs resulted from vacated space due to exiting of markets, the reduction in workforce and from closings of loan offices. The amount of the write-down represents the difference between the carrying value of the assets at the time that the impairment was determined and the estimated net proceeds expected to be received upon disposal. The remainder of the occupancy charges represents the future lease and other contract obligations or lease and other contract cancellation penalties in connection with the closure of loan offices and certain other corporate space. Other contract obligations consist of primarily data processing and telecommunication contracts that no longer provide a benefit to the Company as a result of these plans. Through December 31, 2001, $1,571,000 in occupancy charges was utilized. During the December 2001 quarter, management revised it original restructuring charges estimate, and as a result of lower actual facility shutdown costs than originally estimated $49,000 has been reversed, leaving $196,000 for future payments.

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

     The following table shows the reconciliation of charges related to the disposal of the wholesale lending group for the quarter and nine months ended December 31, 2000:

	Balance as of			Balance as of
(in thousands)	Sept. 30, 2000	Charges	Utilized	Dec. 31, 2000

Restructuring charges:
Employee severance and termination costs	$—	$135	$—	$135
Leasehold and other contract termination costs	—	330	(224)	106

Total restructuring charges	$—	$465	$(224)	$241

	Balance as of				Balance as of
(in thousands)	April 1, 2000	Charges	Utilized	Reversed	Dec. 31, 2000

Restructuring charges:
Employee severance and termination costs	$—	$270	$—	$(135)	$135
Leasehold and other contract termination costs	—	718	(372)	(240)	106
Transaction costs	—	—	(50)	50	—
Other asset impairment	—	479	(479)	—	—

Total restructuring charges	$—	$1,467	$(901)	$(325)	$241

     The following table shows the reconciliation of charges related to the disposal of the wholesale lending group and the exit charges related to all outlying retail mortgage and construction loan markets for the quarter and nine months ended December 31, 2001:

	Balance as of			Balance as of
(in thousands)	Sept. 30, 2001	Utilized	Reversed*	Dec. 31, 2001

Restructuring charges:
Employee severance and termination costs	$156	$(76)	$(30)	$50
Leasehold and other contract termination costs	330	(85)	(49)	196

Total restructuring charges	$486	$(161)	$(79)	$246

*Reversal of restructuring reserves is a result of lower actual severance and facility shutdown costs than originally estimated.

	Balance as of			Balance as of
(in thousands)	April 1, 2001	Utilized	Reversed*	Dec. 31, 2001

Restructuring charges:
Employee severance and termination costs	$339	$(259)	$(30)	$50
Leasehold and other contract termination costs	690	(445)	(49)	196

Total restructuring charges	$1,029	$(704)	$(79)	$246

*Reversal of restructuring reserves is a result of lower actual severance and facility shutdown costs than originally estimated.

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

     In the calculation of basic and diluted earnings per share, net income is identical. Below is a reconciliation for the three-month periods ended December 31, 2001 and 2000, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

(in thousands except per share data)	Three Months Ended

	December 31,	December 31,
	2001	2000

Basic
Net income (loss)	$1,780	$(1,250)

Average common shares	5,664	5,637

Earnings (loss) per common share – basic	$0.31	$(0.22)

Diluted
Net income (loss)	$1,780	$(1,250)

Average common shares – basic	5,664	5,637
Incremental shares outstanding	41	— (1)

Average common shares – diluted	5,705	5,637

Earnings (loss) per common share – diluted	$0.31	$(0.22)

(1)	Shares excluded due to loss position, 28.

     Below is a reconciliation for the nine-month periods ended December 31, 2001 and 2000, of the difference between average basic common shares outstanding and average diluted common shares outstanding.

(in thousands except per share data)	Nine Months Ended

	December 31,	December 31,
	2001	2000

Basic
Net income	$5,056	$1,892

Average common shares	5,658	5,637

Earnings per common share – basic	$0.89	$0.34

Diluted
Net income	$5,056	$1,892

Average common shares – basic	5,658	5,637
Incremental shares outstanding	43	39

Average common shares – diluted	5,701	5,676

Earnings per common share – diluted	$0.89	$0.33

G. Accumulated Other Comprehensive Income

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders. Other comprehensive income includes the change in net unrealized gains or losses on certain debt and equity securities, foreign currency transactions, and minimum pension liability adjustments. The Company’s comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

     Comprehensive income for the three and nine months ended December 31, 2001 and 2000 is calculated as follows:

	Three Months Ended		Nine Months Ended

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2001	2000	2001	2000

Unrealized gains (losses), net, recognized in other accumulated comprehensive income:
Before income tax	$(3,307)	$6,219	$1,839	$9,034
Income tax (benefit)	(1,255)	2,420	698	3,401

Net of income tax	$(2,052)	$3,799	$1,141	$5,633
Amounts reported in net income:
Gains(losses) on sales of securities available for sale	25	(139)	398	(139)
Net (amortization) accretion on securities available for sale	(30)	65	(60)	228

Reclassification adjustment	(5)	(74)	338	89
Income tax benefit (expense)	2	28	(128)	(34)

Reclassification adjustment, net of tax	(3)	(46)	210	55
Amounts reported in other accumulated comprehensive income:
Unrealized gains (losses) arising during period, net of tax	(2,055)	3,753	1,351	5,688
Less reclassification adjustment, net of tax	(3)	(46)	210	55

Unrealized gains (losses), net, recognized in other accumulated comprehensive income, net	(2,052)	3,799	1,141	5,633
Net income (loss)	1,780	(1,250)	5,056	1,892

Total comprehensive income	$(272)	$2,549	$6,197	$7,525

H. Industry Segments

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires disclosure of certain information related to the Company’s reportable operating segments. The reportable operating segments were determined based on management’s internal reporting approach. At December 31, 2001, the reportable segments consist of: community banking, real estate development and sales, and mezzanine financing. The community banking segment offers a wide array of banking services to individual and corporate customers. The community banking segment earns interest income from loans made to customers and interest and dividend income from investments in certain debt and equity securities, and records interest expense related to deposit accounts and borrowings. The community banking segment also recognizes fees related to deposit services, lending, and other services provided to customers. Prior to April 1, 2001, the mortgage banking segment originated residential mortgage loans through retail loan production offices and purchased residential mortgage loans from correspondents through a wholesale lending office. The mortgage banking segment generated revenues through origination and processing fees, interest on residential mortgage loans, and selling substantially all of the fixed rate residential mortgage loans to investors. The mortgage banking segment’s primary source of fee income was derived from services including loan application and origination, the gain or loss on the sale of loans to third parties, and from the sale of mortgage servicing rights. During the year ended March 31, 2001, the Company sold the wholesale mortgage operations and exited retail mortgage banking activities conducted in offices outside of metropolitan Atlanta. Because of these actions, mortgage banking activities are no longer a separate reportable segment and the remaining income and expenses associated with mortgages is included in the community banking segment. All prior periods presented have been restated to combine the community banking and mortgage banking segment. The real estate development and sales segment performs real estate development activities in the Atlanta metropolitan area by investing in land for the development of residential properties. The real estate development and sales segment also provides third-party brokerage services for the Bank and for unaffiliated third parties. The mezzanine financing segment provides mezzanine financing to small- and medium-sized businesses that is not readily available from traditional commercial banking sources. The mezzanine financing segment generates revenues through interest, fees on loans, and equity participation agreements. Included in the mezzanine financing segment is the Company’s share of losses associated with its investment in NextBill.com, an electronic bill presentment and payment company. The other segment consists of parent only corporate activities. The other segment generates revenues from securities available for sale and records interest expense related to the Company’s trust preferred securities. No transactions with a single customer contributed 10% or more to the Company’s total revenue.

The results for each reportable segment are included in the following table:

		Real Estate
	Community	Development	Mezzanine
Three Months Ended:	Banking	and Sales	Financing	Other	Eliminations	Consolidated
(in thousands)
December 31, 2001:
Net interest income (expense)	$7,769	$9	$378	$(459)	$(23)	$7,674
Net noninterest income (expense)	(4,830)	651	(126)	(160)	23	(4,442)
Depreciation on premises and equipment	573	10	—	1	—	584
Income tax expense (benefit)	761	264	40	(248)	—	817
Net income (loss)	1,693	396	62	(371)	—	1,780
Provision for loan losses	485	—	150	—	—	635
Total assets	1,075,169	56,283	17,974	7,108	(7,727)	1,148,807
Expenditures for additions to premises and equipment	178	—	—	—	—	178
Total revenues from external customers	19,617	1,443	442	66	—	21,568
Intersegment revenues	10	6	1	143	(160)	—

December 31, 2000:
Net interest income (expense)	$8,308	$6	$521	$(274)	$(42)	$8,519
Net noninterest income (expense)	(6,936)	1,294	(206)	(124)	42	(5,930)
Depreciation on premises and equipment	722	13	—	4	—	739
Income tax expense (benefit)	(946)	520	126	(286)	—	(586)
Net income (loss)	(2,107)	780	189	(112)	—	(1,250)
Provision for loan losses	4,425	—	—	—	—	4,425
Total assets	1,168,261	71,608	18,405	11,107	(11,928)	1,257,453
Expenditures for additions to premises and equipment	301	—	—	—	—	301
Total revenues from external customers	26,408	2,229	399	274	—	29,310
Intersegment revenues	180	21	5	84	(290)	—

     The results for each reportable segment are included in the following table:

		Real Estate
	Community	Development	Mezzanine
Nine Months Ended:	Banking	and Sales	Financing	Other	Eliminations	Consolidated
(in thousands)
December 31, 2001
Net interest income (expense)	$21,594	$47	$953	$(1,216)	$(86)	$21,292
Net noninterest income (expense)	(14,191)	3,752	(1,031)	(741)	86	(12,125)
Depreciation on premises and equipment	1,773	30	—	2	—	1,805
Income tax expense (benefit)	1,943	1,520	(291)	(821)	—	2,351
Net income (loss)	4,350	2,279	(437)	(1,136)	—	5,056
Provision for loan losses	1,110	—	650	—	—	1,760
Total assets	1,075,169	56,283	17,974	7,108	(7,727)	1,148,807
Expenditures for additions to premises and equipment	667	—	—	—	—	667
Total revenues from external customers	61,723	6,560	489	210	—	68,982
Intersegment revenues	28	29	18	440	(515)	—

December 31, 2000:
Net interest income (expense)	$26,129	$(8)	$1,906	$(928)	$(128)	$26,971
Net noninterest income (expense)	(20,792)	3,540	(1,019)	(423)	128	(18,566)
Depreciation on premises and equipment	2,199	39	—	13	—	2,251
Income tax expense (benefit)	(71)	1,413	355	(559)	—	1,138
Net income (loss)	33	2,119	532	(792)	—	1,892
Provision for loan losses	5,375	—	—	—	—	5,375
Total assets	1,168,261	71,608	18,405	11,107	(11,928)	1,257,453
Expenditures for additions to premises and equipment	1,100	—	—	—	—	1,100
Total revenues from external customers	78,853	6,309	1,199	458	—	86,819
Intersegment revenues	573	52	22	465	(1,112)	—

I. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The Company adopted SFAS No. 133 on April 1, 2001; there was no material impact to the Company’s financial statements. In fiscal 1998, the Company purchased an interest rate floor on an investment security. In June 2001, the Company sold the interest rate floor and recognized a gain on sale of $28,000. As of December 31, 2001, the Company owns no derivatives that would impact current earnings due to changes in market conditions.

     In June 1999, the FASB issued SFAS No.137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133”, deferring the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

     In June 2000, SFAS No. 133 was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133.

     In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which replaces SFAS No. 125. SFAS No. 140 revised criteria for accounting for securitizations and other transfers of financial assets and collateral and requires new disclosures, but otherwise carries forward most of SFAS No. 125’s provisions without amendment. This statement is effective for reporting periods beginning after March 31, 2001. However, the disclosure provisions are effective for fiscal years ending after December 25, 2000. The Company adopted SFAS No. 140 effective April 1, 2001. SFAS No. 140 did not have a material impact on the Company’s financial position or results of operation.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 establishes accounting and reporting standards for business combinations. It requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not anticipate any significant impact on the Company’s financial position or results of operation.

     SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 on April 1, 2001. SFAS No. 142 did not have a material impact on the Company’s financial position or results of operation. As of the date of adoption, the Company did not have any unamortized goodwill subject to the transition provisions of SFAS No. 142 and therefore an annual assessment for impairment will not be required.

J. Guaranteed Preferred Beneficial Interests in Debentures

     On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50% Cumulative Trust Preferred Securities (the “Preferred Securities”) offered and sold by EBI Capital Trust I (the “Trust”), having a liquidation amount of $25 each. Total proceeds to the Company from the offering were $28,750,000.The proceeds from such issuance, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in 8.50% Subordinated Debentures (the “Debentures”) of the Company. The sole asset of the Trust is the Debentures. The Debentures, the Indenture, the relevant Trust agreement, and the Guarantee, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Preferred Securities and ranks subordinate and junior in right of payment to all liabilities of the Company. The Preferred Securities are subject to redemption prior to maturity at the option of the Company.

K. A Warning About Forward-Looking Information

     This filing contains forward-looking statements. We may also make written forward-looking statements in our periodic reports to the Securities and Exchange Commission, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of management and on information currently available to management. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “plans,” “estimates” or similar expressions. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in the forward-looking statements contained in this report. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY FINANCIAL DATA

(in thousands except per share data)

				% Change to
	Quarter Ended			Dec. 31, 2001 from

	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
For the quarter:	2001	2001	2000	2001	2000

Net income (loss)	$1,780	$2,128	$(1,250)	(16.35)%	(242.40)%
Per common share:
Net income (loss) per common share–basic	0.31	0.38	(0.22)	(18.42)%	(240.91)%
Net income (loss) per common share–diluted	0.31	0.37	(0.22)	(16.22)%	(240.91)%
Dividends declared	—	—	0.16	—	—
Book value per share	14.76	14.82	14.09	(0.40)%	4.76%
Average common shares outstanding-basic	5,664	5,657	5,637	0.12%	0.48%
Average common shares outstanding–diluted	5,705	5,707	5,637	(0.04)%	1.21%
Profitability ratios: (%)
Return on average assets	0.61%	0.72%	(0.38)%	(15.28)%	(260.53)%
Return on average equity	8.36%	10.36%	(6.32)%	(19.31)%	(232.28)%
Efficiency ratio	70.55%	68.13%	80.24%	3.55%	(12.08)%
Net interest margin – taxable equivalent	2.94%	2.51%	2.92%	17.13%	0.68%
Equity to assets	7.29%	7.20%	6.31%	1.25%	15.53%
At quarter end:
Loans held for sale	$2,958	$2,816	$53,632	5.04%	(94.48)%
Loans receivable, net	709,190	705,749	779,696	0.49%	(9.04)%
Allowance for loan losses	10,131	9,737	11,428	4.05%	(11.35)%
Assets	1,148,807	1,163,997	1,257,453	(1.30)%	(8.64)%
Deposits	794,416	817,817	898,507	(2.86)%	(11.58)%
FHLB advances and other borrowings	223,004	210,895	222,617	5.74%	(0.17)%
Stockholders’ equity	83,783	83,860	79,405	(0.09)%	5.51%

	Nine Months Ended
	December 31,

For the nine months:	2001	2000	% Change

Net income	$5,056	$1,892	167.23%
Per common share:
Net income per common share-basic	0.89	0.34	161.76%
Net income per common share–diluted	0.89	0.33	169.70%
Dividends declared	—	0.48	—
Average common shares outstanding-basic	5,658	5,637	0.37%
Average common shares outstanding–diluted	5,701	5,676	0.44%
Profitability ratios: (%)
Return on average assets	0.57%	0.20%	185.00%
Return on average equity	8.30%	3.31%	150.76%
Efficiency ratio	72.03%	79.12%	(8.96)%
Net interest margin – taxable equivalent	2.67%	3.10%	(13.87)%

Overview

     The Company’s net income for the quarter ended December 31, 2001, was $1,780,000, or $0.31 per diluted share, compared with a net loss of $1,250,000, or $0.22 per diluted share, for the same quarter last year. Net income for the nine month period ended December 31, 2001, was $5,056,000 or $0.89 per diluted share, compared to $1,892,000 or $0.33 per diluted share for the same period last year.

     The increases in net income for the quarter and nine months ended December 31, 2001, from the same periods a year ago, are largely due to the Company’s decision to increase the December 2000 quarter provision for loan losses to $4,425,000. This was a result of an anticipated sale of nonperforming loans, the increased risk associated with the construction loans in markets the Company planned to exit outside of metropolitan Atlanta, and a rise in the Company’s charge-offs, nonperforming and potential problem assets. In the March 2001 quarter, the Company recorded a loss on the sale of nonperforming loans against the loan loss provision of $1,775,000 and exited markets outside metropolitan Atlanta. In addition, during the December 2000 quarter, the Company recorded $465,000 related to exiting its wholesale mortgage operations. The Company sold its wholesale mortgage operations on December 29, 2000.

     Excluding the additional provision charges of $3,700,000 pre-tax, $2,405,000 after tax, and the $465,000 pre-tax, $302,000 after tax, charge to exit wholesale operations, net operating income for the quarter ended December 31, 2000 was $1,457,000 or $0.26 per diluted share. During the nine months ended December 31, 2000, the Company recorded total charges related to exiting its wholesale mortgage operation of $1,142,000 pre-tax, $742,000 after tax. Excluding the additional provision charges and the one-time charge related to exiting wholesale mortgage operations, net operating income for the nine months ended December 31, 2000 was $5,039,000 or $0.89 per diluted share.

Segment Discussion

Community Banking

     The Company exited the mortgage and construction loan business outside of metropolitan Atlanta during the previous fiscal year. Prior to this, mortgage banking activities were significant to the Company’s performance and were reported as a separate segment. At the beginning of the current fiscal year, the Company began reporting its mortgage activities as part of the community banking segment.

     The Bank reported net income for the December 2001 quarter of $1,693,000 or $0.30 per diluted share. This compares to net operating income for the December 2000 quarter, of $600,000 or $0.11 per diluted share, excluding the one-time charge to loan loss provision and exit charges totaling $2,707,000 after tax, for the combined segments a year ago. For the nine months ended December 31, 2001, the Bank reported net income of $4,350,000 or $0.76 per diluted share compared to net operating income, excluding the one-time charges totaling $3,147,000 after tax, of $3,180,000 or $0.56 per diluted share for the nine months a year ago.

     The improvement in the combined segment resulted from a decrease in noninterest expense despite a decline in the net interest spread. The net interest spread decreased 6 basis points to 2.69% for the December 2001 quarter compared to 2.75% for the December 2000 quarter. For the nine months ended December 31, 2001, the net interest spread decreased 45 basis points to 2.46% compared to 2.91% for the same period last year. Typically, in a declining rate environment, interest-earning assets re-price more rapidly than interest-bearing liabilities. As a part of the Company’s continuing efforts to obtain lower cost funding sources and improve the net interest spread, core deposits increased 23.46% since March 31, 2001, the Company’s fiscal year end. Overall deposits have declined 6.53% since March 31, 2001, because of a planned re-pricing of time deposits. Core deposits now comprise 45.36% of the Bank’s total deposit base, versus 34.34% at March 31, 2001. The shift in the deposit base is consistent with the Company’s efforts to hedge falling loan rates with re-pricing of liabilities.

     In addition, during the nine months ended December 31, 2001, the Bank recorded securities gains of $398,000 as a result of repositioning its balance sheet and shortening the average life of its securities portfolio.

Real Estate Development and Sales

     Eagle Real Estate Advisors, the Company’s real estate development and sales unit, generated income of $396,000 or $0.07 per diluted share in the quarter ended December 31, 2001, compared with $780,000 or $0.14 per diluted share in the same period last year. During the nine months ended December 31, 2001, Eagle Real Estate Advisors generated income of $2,279,000 or $0.40 per diluted share compared with $2,119,000 or $0.37 per diluted share in the same period a year ago.

     In the December 2001 quarter, gains on the sales of real estate were $900,000 compared to $1,904,000 in the same period a year ago. In the nine months ended December 31, 2001, gains on the sales of investments in real estate were $4,935,000 versus $5,429,000 for the same period a year ago. In July 2001, the Company’s high-rise condominium project, The Phoenix on Peachtree, LLC, began closing its pre-sold condominium units. As of December 31, 2001, 43 of the project’s 65 units have closed. Lot sales for the quarter ended December 31, 2001, numbered 11 and condominium unit sales numbered 6 compared to lot sales of 52 in the same period last year. For the nine months ended December 31, 2001, lot sales numbered 112 and condominium unit sales numbered 43 compared to lot sales of 224 in the same period one year ago.

     The Company’s investments in real estate decreased 18.16% to $50,359,000 at December 31, 2001 from $61,534,000 a year earlier. The Company has made no investments in new real estate projects since October 2000.

Mezzanine Financing

     For the December 2001 quarter, Eagle Bancshares Capital Group reported net income of $62,000 or $0.01 per diluted share, compared with net income of $189,000 or $0.03 per diluted share a year ago. For the nine months ended December 31, 2001, the mezzanine segment reported a net loss of $437,000 or $0.08 per diluted share, compared to net income of $532,000 or $0.09 per diluted share a year ago.

     The Company recorded provision expense for mezzanine loans of $150,000 and $650,000 during the quarter and nine months ended December 31, 2001, respectively. The mezzanine loan portfolio is primarily secured by subordinated liens on real estate and an analysis of the portfolio, utilizing the Bank’s provision methodology, indicated the need for an increased allowance for loan losses.

     The December 2000 quarter results include $286,000 in operating losses related to the Company’s investment in NextBill.com, Inc., an electronic bill presentment and payment company. For the nine months ended December 31, 2001, results include $300,000 in operating losses and an impairment charge of $400,000 compared to operating losses of $914,000 in the same period last year.

     Through September 30, 2001, the Company accounted for its ownership in NextBill.com using the equity method. The Company recorded its share of operating losses monthly and reduced its investment in NextBill.com accordingly. In addition, the Company has taken a total of $1,978,000 in impairment charges related to its investment in NextBill.com. In On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17% interest in Brinkman Technologies, Inc. (“BTI”). At the same time, the Company made a strategic investment in an electronic bill presentment and payment company (“EBPP”), NextBill.com, Inc., a spin-off of BTI. The initial investment in NextBill.com of $3,000,000 consisted of preferred stock bearing a 10% dividend and warrants representing the right to a majority of the common stock in NextBill.com. During the quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. It was the Company’s intention to participate in the EBPP marketplace through ownership in NextBill.com and services offered by justrightbank.com. The EBPP market has not developed as anticipated. NextBill.com was merged into Brinkman Technologies, Inc. (“BTI”), during September 2001. Eagle’s equity investment in the combined company is $1,400,000. Eagle has no operational, managerial, or common stock ownership in the combined company and, therefore, will no longer account for its investment using the equity method of accounting. The investment in BTI will convert to amortizing debt at a future date, if not repaid previously. The Company will periodically evaluate this investment to ensure it is properly valued.

     Consistent with its stated strategy to focus efforts on building the community banking franchise, the Company does not intend to invest in any new mezzanine lending projects and has announced plans to exit the mezzanine lending segment. The Company plans to exit this segment over time as the current mezzanine investments liquidate.

EARNINGS ANALYSIS

INTEREST RATE AND MARKET RISK

     The normal course of business activity exposes the Company to interest rate risk. The Company operates under an interest rate risk policy approved by the Board of Directors of the Bank through the Asset and Liability Committee (“ALCO”). Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income. The Company’s interest rate risk position is managed by ALCO. ALCO’s objective is to optimize the Company’s financial position, liquidity and net interest income, while remaining within the Board of Director’s approved limits.

     The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company’s net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company’s assets and liabilities. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. These simulations incorporate assumptions regarding balance sheet growth, asset and liability mix, and pricing and maturity characteristics of the existing and projected balance sheets. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly reviews the overall interest rate risk position and asset and liability management strategies.

     The Company uses three standard scenarios — rates unchanged, rising rates, and declining rates — in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 200 basis points upward and downward rate ramp. The Company closely monitors each scenario to manage interest rate risk.

     Management estimates the Company’s annual net interest income would increase approximately $17,000 or 0.05%, and decrease approximately $342,000 or 1.06% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company’s balance sheet, calculated under an instantaneous 100 basis point increase in rates over December 31, 2001, estimates a decrease of $9,014,000 or 7.04% in market value. The Company estimates a like decrease in rates would decrease market value $2,953,000 or 2.30%. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

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

Net Interest Income

     Net interest income decreased by $845,000 or 9.92% to $7,674,000 in the quarter ended December 31, 2001, from $8,519,000 for the same quarter last year. For the nine months ended December 31, 2001, net interest income decreased $5,679,000 or 21.06% to $21,292,000 from $26,971,000 for the same period last year. For the quarter and nine months ended December 2001, the net interest spread (the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities) was 2.69% and 2.46% a decrease of 6 and 45 basis points, respectively, from the quarter and nine months ended December 2000. Compared to the quarter and nine months ended December 2000, the yield on interest-earning assets decreased 143 and 121 basis points to 6.91% and 7.14%, respectively, while the cost of interest-bearing liabilities decreased 137 and 76 basis points to 4.22% and 4.68%, respectively.

     Interest income decreased $6,461,000 or 26.13% to $18,268,000 for the quarter ended December 31, 2001 from $24,729,000 for the same period last year. During the nine months ended December 31, 2001, interest income decreased $16,026,000 or 21.80% to $57,503,000 from $73,529,000 for the same period last year. This is a result of a decrease in interest-earning assets coupled with the decrease in the yield earned.

     Interest income received on loans decreased $5,803,000 or 30.35% to $13,318,000 for the quarter ended December 31, 2001 from $19,121,000 for the same quarter last year. During the nine months ended December 31, 2001, interest income received on loans decreased $15,937,000 or 27.45% to $42,113,000 from $58,050,000 for the same period last year. The decrease in interest received on loans was primarily attributable to a decrease in the loan portfolio coupled with a decrease in the yield on loans. Average loans decreased $137,549,000 or 15.79% and $131,361,000 or 14.95% to $733,455,000 and $747,023,000 during the quarter and nine months ended December 31, 2001, respectively, compared to the same periods last year. The yield on loans decreased 152 and 129 basis points to 7.26% and 7.52% for the quarter and nine months ended December 31, 2001, respectively, compared to 8.78% and 8.81% in 2000. The decline in loans is primarily in construction and acquisition and development loans and loans held for sale. This is attributable to the Company’s strategic decision to exit its wholesale mortgage operations and single-family residential mortgage and construction loan origination markets outside of the metropolitan Atlanta area. The majority of loans originated by the wholesale mortgage operations and the single-family residential mortgage loans originated in outlying markets were held for sale and sold in the secondary market.

     In the December 2001 quarter, taxable equivalent interest and dividend income received on mortgage-backed securities and investments and other interest-earning assets decreased $706,000 or 12.17% to $5,096,000 from $5,802,000 in the same quarter last year. During the quarter ended December 31, 2001, the taxable equivalent yield on mortgage-backed securities and investments and other interest-earning assets decreased 103 basis points to 6.14% from 7.17% in the same quarter last year. In the nine months ended December 31, 2001, taxable equivalent interest and dividend income received on mortgage-backed securities and investments and other interest-earning assets decreased $290,000 or 1.80% to $15,784,000 from $16,074,000 in the same period last year. The taxable equivalent yield on mortgage-backed securities and investments and other interest-earning assets decreased 73 basis points to 6.29% during the nine months ended December 31, 2001 from 7.02% in the same period last year. During the quarter and nine months ended December 31, 2001, the Company has taken advantage of the declining interest rate environment to re-position its securities portfolio. During the nine months ended December 2001, the Company sold $56,737,000 of securities and recorded a gain of $398,000. The Company purchased $132,993,000 in securities with average terms that are shorter than those sold.

     Interest expense decreased $5,616,000 or 34.65% to $10,594,000 for the December 2001 quarter from $16,210,000 in the same quarter last year. For the nine months ended December 31, 2001, interest expense decreased $10,347,000 or 22.22% to $36,211,000 from $46,558,000 during the same period last year. This is the result of a decrease in interest-bearing liabilities coupled with a decrease in the cost of funds. Average interest-bearing liabilities decreased 13.40% and 9.52% during the quarter and nine months ended December 31, 2001, respectively, primarily in FHLB advances and other borrowings.

     Interest expense on deposits decreased $4,357,000 or 36.77% to $7,491,000 in the December 2001 quarter from $11,848,000 in the same quarter last year. For the nine months ended December 31, 2001, interest expense on deposits decreased $5,590,000 or 17.36% to $26,606,000 from $32,196,000 in the same period last year. The cost of deposits decreased 180 and 93 basis points to 3.90% and 4.58% during the quarter and nine months ended December 31, 2001, respectively, compared to the same periods last year. As a part of the Company’s continuing efforts to obtain lower cost funding sources, average core deposits have increased $74,265,000 or 24.71% and $70,957,000 or 26.18% during the quarter and nine months ended December 31, 2001 from the December 31, 2000 levels. At the same time, average time deposits have decreased $136,685,000 or 23.45% and $76,889,000 or 13.69% during the quarter and nine months ended December 31, 2001 from the December 31, 2000 levels.

     Interest expense on FHLB advances and other borrowings decreased $1,259,000 or 33.66% to $2,481,000 for the December 2001 quarter from $3,740,000 in the December 2000 quarter. For the nine months ended December 31, 2001, interest expense on FHLB advances and other borrowings decreased $4,757,000 or 38.07% to $7,738,000 from $12,495,000 during the same period last year. The Company’s cost of FHLB advances and other borrowings decreased 21 and 49 basis points to 4.79% and 4.52% during the quarter and nine months ended December 31, 2001, respectively, from the same periods in the prior year. FHLB advances and other borrowings decreased 30.78% and 31.29% during the quarter and nine months ended December 31, 2001 compared to the same periods last year. The Bank utilizes short term FHLB advances to fund construction loans and loans held for sale. The decrease in average FHLB advances outstanding is attributable to the decline in originations of construction loans and loans held for sale during the current fiscal year.

     Net interest income on a taxable-equivalent basis expressed as a percentage of average total assets is referred to as the net interest margin. The net interest margin represents the average net effective yield on earning assets. The net interest margin increased 2 basis points to 2.94% for the quarter ended December 2001 compared to 2.92% for the same period last year. The net interest margin decreased 43 basis points to 2.67% for the nine months ended December 31, 2001 from 3.10% for the same period last year.

     The following tables reflect the average balances, the interest income or expense and the average yield and cost of funds of the Company’s interest-earning assets and interest-bearing liabilities during the three and nine months ended December 31, 2001 and 2000:

AVERAGE BALANCE SHEET

	Three months ended December 31,

	Average	2001	Yield/	Average	2000	Yield/
( in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

Assets:
Loans receivable(1)	$730,818	$13,291	7.27%	$814,547	$18,045	8.86%
Loans held for sale	2,637	27	4.10%	56,457	1,076	7.62%
Mortgage-backed securities	195,684	3,027	6.19%	155,214	2,640	6.80%
FHLB stock	9,750	154	6.32%	11,393	222	7.79%
Taxable investments(2)	68,085	1,066	6.26%	52,399	1,018	7.77%
Tax-exempt investment securities(2)	31,619	691	8.74%	70,851	1,359	7.67%
Interest-earning deposits and federal funds sold	27,009	158	2.34%	33,836	563	6.66%

Total interest-earning assets	1,065,602	$18,414	6.91%	1,194,697	$24,923	8.34%
Noninterest-earning assets	100,997			105,724

Total assets	$1,166,599			$1,300,421

Liabilities and equity:
Interest-bearing deposits	$183,045	$826	1.81%	$123,106	$902	2.93%
Savings	27,649	75	1.09%	29,662	110	1.48%
Money market	110,984	764	2.75%	95,495	1,309	5.48%
Certificates of deposit	446,224	5,826	5.22%	582,909	9,527	6.54%

Total deposits	767,902	7,491	3.90%	831,172	11,848	5.70%
FHLB advances and other borrowings	207,038	2,481	4.79%	299,107	3,740	5.00%
Trust preferred securities	28,750	622	8.65%	28,750	622	8.65%

Total interest-bearing liabilities	1,003,690	$10,594	4.22%	1,159,029	$16,210	5.59%
Noninterest-bearing deposits	53,188			52,338
Noninterest-bearing liabilities	24,573			9,937
Stockholders’ equity	85,148			79,117

Total liabilities and equity	$1,166,599			$1,300,421

Net interest rate spread		$7,820	2.69%		$8,713	2.75%
Taxable-equivalent adjustment		(146)			(194)

Net interest income, actual		$7,674			$8,519
Net interest-earning assets/net interest margin	$61,912		2.94%	$35,668		2.92%

Interest-earning assets as a percentage of interest-bearing liabilities	106.17%			103.08%

(1)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)	The yield for investment securities classified for sale is computed using historical amortized cost balances.

AVERAGE BALANCE SHEET

	Nine months ended December 31,

	Average	2001	Yield/	Average	2000	Yield/
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

Assets:
Loans receivable(1)	$743,103	$41,950	7.53%	$814,049	$54,305	8.89%
Loans held for sale	3,920	163	5.54%	64,335	3,745	7.76%
Mortgage-backed securities	179,346	8,501	6.32%	150,567	7,642	6.77%
FHLB stock	10,197	506	6.62%	13,297	774	7.76%
Taxable investments(2)	85,492	4,050	6.32%	53,642	2,724	6.77%
Tax-exempt investment securities(2)	31,279	1,995	8.50%	73,672	4,219	7.64%
Interest-earning deposits and federal funds sold	28,107	732	3.47%	14,170	715	6.73%

Total interest-earning assets	1,081,444	$57,897	7.14%	1,183,732	$74,124	8.35%
Noninterest-earning assets	107,461			98,869

Total assets	$1,188,905			$1,282,601

Liabilities and equity:
Interest-bearing deposits	$154,497	$2,781	2.40%	$107,013	$2,522	3.14%
Savings	28,187	285	1.35%	32,078	349	1.45%
Money market	106,910	2,894	3.61%	78,106	2,906	4.96%
Certificates of deposit	484,824	20,646	5.68%	561,713	26,419	6.27%

Total deposits	774,418	26,606	4.58%	778,910	32,196	5.51%
FHLB advances and other borrowings	228,472	7,738	4.52%	332,499	12,495	5.01%
Trust preferred securities	28,750	1,867	8.66%	28,750	1,867	8.66%

Total interest-bearing liabilities	1,031,640	$36,211	4.68%	1,140,159	$46,558	5.44%
Noninterest-bearing deposits	52,367			53,807
Noninterest-bearing liabilities	23,689			12,500
Stockholders’ equity	81,209			76,135

Total liabilities and equity	$1,188,905			$1,282,601

Net interest rate spread		$21,686	2.46%		$27,566	2.91%
Taxable-equivalent adjustment		(394)			(595)

Net interest income, actual		$21,292			$26,971
Net interest-earning assets/net interest margin	$49,804		2.67%	$43,573		3.10%

Interest-earning assets as a percentage of interest-bearing liabilities	104.83%			103.82%

(1)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)	The yield for investment securities classified for sale is computed using historical amortized cost balances.

Noninterest Income

     Noninterest income decreased by $1,280,000 or 27.95% to $3,300,000 for the quarter ended December 31, 2001 from $4,580,000 for the same period last year. Noninterest income decreased by $1,811,000 or 13.63% to $11,479,000 for the nine months ended December 31, 2001 from $13,290,000 for the same period last year.

     The shift in the Bank’s deposit base contributed to an increase in service charge revenue. Service charges increased $286,000 or 32.46% to $1,167,000 in the quarter ended December 31, 2001, compared to $881,000 in the same period one year ago. In addition, for the nine months ended December 31, 2001 service charges increased $653,000 or 25.97% to $3,167,000 compared to $2,514,000 for the same period last year. The increase is attributable to the Bank’s higher level of core deposits coupled with an increase in fees received from the Bank’s courtesy overdraft services.

     Noninterest income generated from the Company’s real estate subsidiary, Eagle Real Estate Advisors, includes gains on the sale of real estate and real estate commissions. Revenues from these sources decreased by $895,000 or 41.94% to $1,239,000 for the quarter ended December 31, 2001 compared to $2,134,000 for the same period last year. Gains on the sales of real estate and real estate commissions decreased $218,000 or 3.53% to $5,963,000 for the nine months ended December 31, 2001, compared to $6,181,000 for the same period last year. In July 2001, The Phoenix on Peachtree, LLC, the Company’s condominium project, began closing its pre-sold condominium units. During the nine months ended December 31, 2001, 43 of the project’s condominium units closed. Included in the nine months ended December 31, 2000, $953,000 is attributable to the sale of acreage purchased for resale, $811,000 is attributable to the sale of 20.69 acres purchased in January 2000 and $544,000 is attributable to the sale of 6.15 acres also purchased in January 2000. In addition, during the December 2001 quarter, 11 lots were sold compared to 52 lots in the same quarter last year. For the nine months ended December 31, 2001, 112 lots were sold compared to 224 lots for the same period last year.

     Traditionally, mortgage production fees were the largest component of noninterest income and such fees for the December 2001 quarter decreased $966,000 or 85.64% to $162,000 compared to $1,128,000 in the same period last year. For the nine months ended December 31, 2001, mortgage production fees decreased $3,115,000 or 84.42% to $575,000 compared to $3,690,000 for the same period last year. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company’s market. The margin received on loan sales fluctuates due to changes in the general interest rate environment.

     The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. During the quarter and nine months ended December 31, 2001 and 2000, the Company sold the majority of mortgage loans with servicing released and the largest component of mortgage production fees was service release premiums. As discussed previously, the Company exited its wholesale mortgage operations and retail mortgage operations outside of metropolitan Atlanta during fiscal 2001. The Bank continues to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network, however, income associated with mortgage origination has declined and the activity is no longer a significant element of the Company’s performance. For the first nine months ended December 31, 2001, mortgage production fees were higher than fees expected in the future. In the June 2001 quarter, the Bank recognized deferred fees related to prior loan production that was originated by mortgage loan offices closed in conjunction with the exiting of outlying markets.

     During the nine months ended December 31, 2001, the Company recorded operating losses of $300,000 and an impairment charge of $400,000 in connection with its investment in NextBill.com. compared to operating losses of $914,000 in the same period last year. Through September 30, 2001, the Company accounted for its ownership in NextBill.com using the equity method. The Company recorded its share of operating losses monthly and reduced its investment in NextBill.com accordingly. In addition, the Company has taken a total of $1,978,000 in impairment charges related to its investment in NextBill.com. On March 1, 2000, the Company, through its subsidiary EBCG, issued 63,643 shares of its common stock in exchange for 130,000 shares or a 17% interest in Brinkman Technologies, Inc. (“BTI”). At the same time, the Company made a strategic investment in an electronic bill presentment and payment company (“EBPP”), NextBill.com, Inc., a spin-off of BTI. The initial investment in NextBill.com of $3,000,000 consisted of preferred stock bearing a 10% dividend and warrants representing the right to a majority of the common stock in NextBill.com. During the quarter ended March 31, 2001, Eagle Bancshares Capital Group made a subsequent investment of $764,000 in NextBill.com Series A preferred stock to meet the cash flow needs of NextBill.com, while a review of the technology and viability of the enterprise was conducted. It was the Company’s intention to participate in the EBPP marketplace through ownership in NextBill.com and services offered by justrightbank.com. The EBPP market has not developed as anticipated. NextBill.com was merged into Brinkman Technologies, Inc. (“BTI”), during September 2001. Eagle’s equity investment in the combined company is $1,400,000. Eagle has no operational, managerial, or common stock ownership in the combined company and, therefore, will no longer account for its investment using the equity method of accounting. The investment in BTI will convert to amortizing debt at a future date, if not repaid previously. The Company will periodically review this investment to determine if it is properly valued.

     During the quarter and nine months ended December 31, 2001, the Bank recorded gains on the sales of securities of $25,000 and $398,000, respectively, as a result of repositioning its balance sheet and shortening the average life of its securities portfolio. During the quarter and nine months ended December 31, 2000, the Bank recorded losses on the sale of securities of $139,000.

     Miscellaneous noninterest income decreased $138,000 or 16.31% to $708,000 during the quarter ended December 31, 2001, from $846,000 for the same period last year. Miscellaneous noninterest income increased $209,000 or 11.21% to $2,074,000 during the nine months ended December 31, 2001, from $1,865,000 during the same period one year ago.

Noninterest Expense

     Noninterest expense decreased by $2,768,000 or 26.34% to $7,742,000 for the quarter ended December 31, 2001 from $10,510,000 for the same period last year. In addition, for the nine months ended December 31, 2001, noninterest expense decreased $8,252,000 or 25.90% to $23,604,000 from $31,856,000 for the same period last year.

     Salaries and employee benefits decreased $987,000 or 22.16% to $3,466,000 for the quarter ended December 31, 2001 from $4,453,000 for the same period last year. For the nine months ended December 31, 2001, salaries and employee benefits decreased $3,193,000 or 22.76% to $10,835,000 compared to $14,028,000 for the same period one year ago. This decrease is due to the Company’s continuing programs to improve efficiency, including exiting wholesale mortgage operations and retail mortgage and construction lending markets outside of metropolitan Atlanta, resulting in a significant reduction of workforce. Occupancy expense also decreased as a result of these actions by $255,000 or 20.25% to $1,004,000 in the quarter ended December 31, 2001 from $1,259,000 for the same period last year. Occupancy expense decreased $822,000 or 21.21% to $3,053,000 in the nine months ended December 31, 2001, from $3,875,000 for the same period last year. Data processing expenses decreased $93,000 or 12.86% to $630,000 in the quarter ended December 31, 2001, from $723,000 for the same period last year. During the nine months ended December 31, 2001, data processing expense decreased $283,000 or 12.53% to $1,976,000 from $2,259,000 for the same period one year ago. During the nine months ended December 31, 2000, data processing expenses had increased due to enhancements associated with the Bank’s Internet site, justrightbank.com and electronic banking services.

     Marketing expense decreased $414,000 or 67.54% to $199,000 for the quarter ended December 31, 2001, from $613,000 for the same period last year. Marketing expense decreased $1,020,000 or 55.14% to $830,000 for the nine months ended December 31, 2001 from $1,850,000 for the same period one year ago. Professional services expense decreased $341,000 or 36.32% to $598,000 in the quarter ended December 31, 2001, from $939,000 in the same period last year. During the nine months ended December 31, 2001, professional services expense decreased $1,567,000 or 55.49% to $1,257,000 from $2,824,000 during the same period last year. The decrease in professional services reflects a decline in legal expenses incurred in connection with the Prime Lending lawsuit. See “Part II, Other Information – Item 1. Legal Proceedings”.

     Miscellaneous expenses decreased $193,000 or 9.95% to $1,746,000 for the quarter ended December 31, 2001 from $1,939,000 for the same period last year. For the nine months ended December 31, 2001, miscellaneous expenses decreased $317,000 or 5.66% to $5,282,000 compared to $5,599,000 for the same period last year.

Restructuring Charges

     In the nine months ended December 31, 2000, the Company recorded $1,142,000 in restructuring charges associated with the Company’s strategic plan to exit wholesale mortgage operations. Charges recorded in connection with this plan include employee severance and termination costs, leasehold and other contract termination costs, asset impairment costs, and transaction fees. As a result of this restructuring plan, the Company eliminated 29 positions and recorded charges for the resulting employee severance and termination costs to be paid. Leasehold termination costs includes payments on remaining lease obligations for leased premises. Contract termination costs were also recorded representing the cost to buy out the remaining term or the remaining payments on data processing and telecommunication contracts that will provide no future benefit to the Company as a result of this plan. Other assets, primarily computer hardware and software and office furniture and fixtures, the value of which was considered to be impaired since they no longer would be used as a result of the closure of facilities or the reduction in workforce, were also written down to fair value.

     The following table shows the reconciliation of charges related to the disposal of the wholesale lending group for the quarter and nine months ended December 31, 2000:

	Balance as of			Balance as of
(in thousands)	Sept. 30, 2000	Charges	Utilized	Dec. 31, 2000

Restructuring charges:
Employee severance and termination costs	$—	$135	$—	$135
Leasehold and other contract termination costs	—	330	(224)	106

Total restructuring charges	$—	$465	$(224)	$241

	Balance as of				Balance as of
(in thousands)	April 1, 2000	Charges	Utilized	Reversed	Dec. 31, 2000

Restructuring charges:
Employee severance and termination costs	$—	$270	$—	$(135)	$135
Leasehold and other contract termination costs	—	718	(372)	(240)	106
Transaction costs	—	—	(50)	50	—
Other asset impairment	—	479	(479)	—	—

Total restructuring charges	$—	$1,467	$(901)	$(325)	$241

     Management has revised its estimates for restructuring charges and as a result the accrual has been reduced by $79,000 for the quarter and nine months ended December 31, 2001. For more information on restructuring charges see “Note E of the Notes to Consolidated Financial Statements”.

BALANCE SHEET ANALYSIS

Investment Securities

     During the nine months ended December 31, 2001, securities increased $33,964,000 and $43,484,000 to $300,992,000 from the March 31, 2001 and December 31, 2000 levels, respectively. The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. The Company reports the effect of the change in fair value of securities classified as available for sale as a separate component of equity, net of income taxes. The Company has no trading securities.

     The securities portfolio at December 31, 2001, was comprised of $35,964,000 of investment securities held to maturity at amortized cost compared to $50,179,000 and $51,862,000 at March 31, 2001 and December 31, 2000, respectively. The Company has the ability and it is management’s intent to hold these securities to maturity for investment purposes. In addition, securities available for sale had an estimated market value of $265,028,000 at December 31, 2001 compared to $216,849,000 and $205,646,000 at March 31, 2001 and December 31, 2000, respectively. Securities available for sale had net unrealized gains as shown in the Company’s stockholders’ equity section of $973,000 at December 31, 2001 versus net unrealized losses of $168,000 at March 31, 2001 and $1,844,000 at December 31, 2000.

     The Company took the opportunity to benefit from the declining interest rate environment and re-positioned it securities portfolio. During the nine months ended December 31, 2001, the Company sold securities available for sale of $56,737,000 and recognized a gain of $398,000. The Company purchased $132,993,000 in securities with average terms that are shorter than those sold.

     The Company holds no securities by any single issuer, other than those issued by an agency of the United States government, which equaled or exceeded 10% of stockholders’ equity at December 31, 2001, March 31, 2001 or December 31, 2000. The following table reflects securities held in the Company’s securities portfolio for the periods indicated:

INVESTMENT SECURITIES

	December 31,	March 31,	December 31,
(in thousands)	2001	2001	2000

Investment Securities Held to Maturity:
US Government Agencies	$2,000	$7,323	$7,332
Mortgage-backed securities	29,010	35,466	36,652
Corporate bonds	2,471	2,465	2,964
Other debt securities	2,483	4,925	4,914

Total	35,964	50,179	51,862

Securities Available for Sale:
US Government Agencies	16,100	19,863	50,612
Mortgage-backed securities	167,813	102,669	102,078
Corporate Bonds	11,665	25,678	—
Equity securities – preferred stock	13,725	8,634	11,193
Other debt securities	55,725	60,005	41,763

Total	265,028	216,849	205,646

Total Investment Securities:
US Government Agencies	18,100	27,186	57,944
Mortgage-backed securities	196,823	138,135	138,730
Corporate bonds	14,136	28,143	2,964
Equity securities – preferred stock	13,725	8,634	11,193
Other debt securities	58,208	64,930	46,677

Total	$300,992	$267,028	$257,508

Loan Portfolio and Concentration

LOAN PORTFOLIO MIX

	Dec. 31,	% of Gross	March 31,	% of Gross	Dec. 31,	% of Gross
	2001	Loans Recv	2001	Loans Recv	2000	Loans Recv
(in thousands)
Real Estate — construction loans
Construction	$101,878	13.31%	$189,227	21.76%	$220,383	24.74%
Acquisition & Development	76,103	9.94%	107,513	12.36%	97,275	10.92%
Real Estate — mortgage loans
Nonresidential	129,205	16.87%	105,500	12.13%	97,307	10.92%
Residential	260,570	34.03%	287,647	33.08%	298,462	33.51%
Home equity and second mortgages	123,010	16.06%	104,360	12.00%	100,986	11.34%

Total real estate loans	690,766	90.21%	794,247	91.33%	814,413	91.43%

Other loans:
Commercial	32,340	4.22%	30,654	3.52%	31,854	3.58%
Mezzanine	19,325	2.52%	20,861	2.40%	18,902	2.12%
Leases	113	0.02%	118	0.01%	165	0.02%
Consumer and other	23,227	3.03%	23,794	2.74%	25,460	2.85%

Total commercial and consumer loans	75,005	9.79%	75,427	8.67%	76,381	8.57%

Total gross loans receivable	765,771	100.00%	869,674	100.00%	890,794	100.00%

Less:
Undisbursed portion of loans in process	(48,571)		(90,917)		(100,862)
Deferred fees and other unearned income	2,121		1,167		1,192
Allowance for loan losses	(10,131)		(9,255)		(11,428)

Loans receivable, net	$709,190		$770,669		$779,696

Loan Portfolio and Concentration

     The loan portfolio decreased $61,479,000 or 7.98% and $70,506,000 or 9.04% to $709,190,000 at December 31, 2001, compared to the March 31, 2001 and December 31, 2000 levels, respectively. The decrease was primarily in construction and acquisition and development loans. During the March 2001 quarter, the Company exited all construction lending markets outside of the metropolitan Atlanta area, decreasing the level of originations and outstanding commitments in construction loans. The Company had construction lending offices in five markets outside of the metropolitan Atlanta area. The Company had total commitments of $116,657,000 in construction and acquisition and development loans in those markets at March 31, 2001. At December 31, 2001, total commitments in those markets had decreased to $18,349,000.

     While construction and acquisition and development loans decreased, total real estate loans as a percentage of gross loans receivable declined only slightly to 90.21% at December 31, 2001 compared to 91.33% at March 31, 2001. Nonresidential mortgage loans, single-family residential mortgage loans, and home equity and second mortgages totaled $512,785,000 at December 31, 2001 compared to $497,507,000 at March 31, 2001. Commercial loans, mezzanine loans, leases and consumer loans represented 9.79% of the gross portfolio at December 31, 2001 compared to 8.67% at March 31, 2001. These loan categories totaled $75,005,000 at December 31, 2001 compared to $75,427,000 at March 31, 2001.

     At December 31, 2001, the Company is committed to loan funds on unused variable rate lines of credit of $84,760,000. In addition, the Company has issued $3,592,000 in letters of credit at December 31, 2001.

     The following table reflects the geographical mix of the Company’s construction and acquisition and development portfolio as of the dates presented:

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION

		Acquisition &		% of Total
(in thousands)	Construction	Development	Total	By Location

At December 31, 2001:
Atlanta, GA	$89,125	$70,507	$159,632	89.69%
Jacksonville, FL	3,025	3,055	6,080	3.42%
Charlotte, NC	3,371	2,541	5,912	3.32%
Augusta, GA	2,280	—	2,280	1.28%
Chattanooga, TN	4,077	—	4,077	2.29%

Total by type	$101,878	$76,103	$177,981	100.00%

At March 31, 2001:
Atlanta, GA	$109,314	$70,769	$180,083	60.69%
Jacksonville, FL	27,177	28,803	55,980	18.86%
Charlotte, NC	21,306	4,957	26,263	8.85%
Augusta, GA	12,879	96	12,975	4.37%
Savannah, GA	3,397	2,614	6,011	2.03%
Chattanooga, TN	15,154	274	15,428	5.20%

Total by type	$189,227	$107,513	$296,740	100.00%

At December 31, 2000:
Atlanta, GA	$122,015	$55,280	$177,295	55.81%
Jacksonville, FL	29,840	33,483	63,323	19.93%
Charlotte, NC	29,952	5,176	35,128	11.06%
Augusta, GA	15,186	461	15,647	4.93%
Savannah, GA	5,930	2,618	8,548	2.69%
Chattanooga, TN	17,460	257	17,717	5.58%

Total by type	$220,383	$97,275	$317,658	100.00%

Nonperforming and Potential Problem Loans

     At December 31, 2001, total problem assets were $17,218,000 a 6.30% increase compared to $16,197,000 at March 31, 2001 and a 34.26% decrease from $26,191,000 at December 31, 2000. Total problem assets as a percent of total assets increased to 1.50% at December 31, 2001 from 1.34% at March 31, 2001 and decreased from 2.08% at December 31, 2000. At December 31, 2001, the Company had nonaccrual loans of $15,557,000 compared to $4,489,000 at March 31, 2001 and $14,953,000 at December 31, 2000. Interest income not recognized on nonaccrual loans amounted to $264,000 at December 31, 2001 and $647,000 for the same period last year. At December 31, 2001, $5,531,000 or 35.55% of the nonaccrual loans were mortgage loans secured by residential real estate. This compares to $2,468,000 or 54.98% at March 31, 2001 and $8,815,000 or 58.95% at December 31, 2000. During the March 2001 quarter, the Bank sold approximately $7,500,000 of nonaccrual single-family residential mortgage loans.

     Construction and acquisition and development loans were $1,750,000 or 11.25% of total nonaccrual loans at December 31, 2001, compared to nonaccrual of $1,551,000 or 34.55% at March 31, 2001 and $2,883,000 or 19.28% at December 31, 2000. At December 31, 2001, this amount represents five relationships with one borrower in the metropolitan Atlanta area with three loans in the amount of $615,000. None of the remaining relationships exceed $500,000.

     Nonresidential loans increased to $4,285,000 or 27.54% of total nonaccrual loans at December 31, 2001, compared to nonaccrual of $83,000 or 1.85% at March 31, 2001 and $2,341,000 or 15.66% at December 31, 2000. One borrower in the metropolitan Atlanta area has one nonresidential loan totaling $3,674,000. This loan was placed on nonaccrual status due to current delinquencies and concerns regarding the borrower’s cash flow position based on insufficient lease activity associated with the property. At March 31, 2001, this loan was included in the potential problem loan category. During the June 2001 quarter, the relationship was reevaluated and moved to nonaccrual status. This loan was restructured in the September 2001 quarter and is included in total nonaccrual nonresidential loans.

     During the December 2001 quarter, one mezzanine relationship was placed on nonaccrual status. This relationship is comprised of two loans with a carrying amount of $3,333,000, secured by a first lien holder position in real estate. These loans have matured and according to the loan terms, principal and interest payments were due at the time of maturity. No payments have been received and these loans are currently in the process of foreclosure. Management believes there is adequate collateral value to fully repay this obligation.

     In addition, at December 31, 2001, the Asset Quality Committee (the “AQC”) identified $1,081,000 as potential problem loans as compared to $9,207,000 and $9,609,000 of potential problem loans at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, the Bank had one borrower located in the metropolitan Atlanta area with two commercial loans classified as potential problem loans totaling $2,241,000, including a line of credit. At December 31, 2001, the balance outstanding on these loans totaled $95,000. As of December 31, 2001, the borrower had paid down the line of credit and there was no outstanding balance. These loans were identified as potential problem loans due to noncompliance with the loan covenants and declining revenues and earnings trends.

     Real estate owned decreased by $1,921,000 or 76.81% to $580,000 at December 31, 2001, from $2,501,000 at March 31, 2001 and $1,049,000 or 64.40% from $1,629,000 at December 31, 2000.

     The following table reflects nonaccrual loans, potential problem loans, and real estate owned as of the dates indicated. Potential problem loans are those which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the AQC regardless of payment status.

NONACCRUAL LOANS, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED

	Dec. 31	Sept. 30	June 30,	March 31,	Dec. 31,
(in thousands)	2001	2001	2001	2001	2000

Nonaccrual loans:
Real estate loans:
Construction	$1,750	$1,931	$923	$1,219	$2,551
Acquisition & development	—	1,478	1,478	332	332
Real estate mortgage loans:
Nonresidential	611	97	4,400	83	2,341
Residential	4,890	3,654	3,093	1,908	8,158
Home equity and second mortgages	641	668	518	560	657

Total real estate loans	7,892	7,828	10,412	4,102	14,039

Commercial and consumer loans:
Commercial	358	431	435	109	384
Mezzanine	3,333	—	—	—	—
Leases	113	115	119	119	119
Consumer and other	187	84	221	159	411

Total commercial and consumer loans	3,991	630	775	387	914

Restructured loan	3,674	3,574	—	—	—

Total nonaccrual loans	$15,557	$12,032	$11,187	$4,489	$14,953
Real estate owned, net	580	699	1,254	2,501	1,629

Total nonperforming assets	$16,137	$12,731	$12,441	$6,990	$16,582

Potential problem loans	1,081	4,450	4,536	9,207	9,609

Total problem assets	$17,218	$17,181	$16,977	$16,197	$26,191

Total nonperforming assets/Total assets	1.40%	1.09%	1.03%	0.58%	1.32%

Total problem assets/Total assets	1.50%	1.48%	1.40%	1.34%	2.08%

Total problem assets/Loans receivable, net plus allowance	2.39%	2.40%	2.34%	2.08%	3.31%

Allowance for loan losses/Total problem assets	58.84%	56.67%	54.23%	57.14%	43.63%

     The following table reflects concentrations of nonaccrual, potential problem loans and real estate owned by geographic location and type.

     NONACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

At December 31, 2001	Residential		Comm'l					%of Total by
(in thousands)	Const	Mtgs	R-Estate	Comm'l	Leases	Installment	Total	Location

Nonaccrual:
Atlanta, GA	$616	$1,755	$7,618	$358	$113	$187	$10,647	60.74%
Augusta, GA	62	—	—	—	—	—	62	0.35%
Savannah, GA	—	90	—	—	—	—	90	0.51%
Jacksonville, FL	410	199	—	—	—	—	609	3.48%
Charlotte, NC	436	404	—	—	—	—	840	4.79%
Chattanooga, TN	226	323	—	—	—	—	549	3.13%
All other locations	—	2,760	—	—	—	—	2,760	15.75%

Total nonaccrual	1,750	5,531	7,618	358	113	187	15,557	88.75%

Potential problem loans:
Atlanta, GA	—	73	423	585	—	—	1,081	6.17%

Total potential problem loans	—	73	423	585	—	—	1,081	6.17%

Real estate owned:
Atlanta, GA	51	—	—	—	—	—	51	0.29%
Augusta, GA	105	11	—	—	—	—	116	0.66%
Hinesville, GA	180	—	—	—	—	—	180	1.03%
Jacksonville, FL	20						20	0.12%
Chattanooga, TN	74	—	—	—	—	—	74	0.42%
All other locations	416	33	—	—	—	—	449	2.56%

Total real estate owned(1)	846	44	—	—	—	—	890	5.08%

Total problem assets by type	$2,596	$5,648	$8,041	$943	$113	$187	$17,528	100.00%

% of total problem assets by type	14.81%	32.22%	45.88%	5.38%	0.64%	1.07%	100.00%

(1)	Does not include allowance of $310,368: real estate owned, net, equals $580,117.

Loan Impairment

     Impaired loans amounted to $7,562,000 at December 31, 2001, an increase of $7,381,000 from $181,000 at March 31, 2001 and increased $4,983,000 from $2,579,000 at December 31, 2000. A loan is considered impaired when a loan is classified as nonaccrual and based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude residential mortgages, construction loans secured by first mortgage liens, and groups of small homogeneous loans. At December 31, 2001, March 31, 2001 and December 31, 2000, the valuation allowance related to these impaired loans was $1,559,000, $111,000 and $429,000, respectively, which is included in the allowance for loan losses as presented in the table on the following page. At December 31, 2001, March 31, 2001 and December 31, 2000, all impaired loans had a related loan loss allowance. During the nine months ended December 31, 2001, the Company had no charge-offs related to impaired loans. For the quarter and nine months ended December 31, 2001, the average recorded investment in impaired loans was $6,661,0000 and $5,289,000 compared to $2,579,000 and $2,601,000 for the same periods a year ago.

Allowance for Loan Losses

     The Company provided $635,000 and $4,425,000 during the quarters ended December 31, 2001 and 2000, respectively. During the nine months ended December 31, 2001, the Company provided $1,760,000 compared to $5,375,000 for the same period last year. At December 31, 2001, allowances represented 1.39% of average loans receivable, net, outstanding for the quarter and 1.36% for the nine months ended compared to 1.40% for the quarter and nine months last year.

     During the quarter and nine months ended December 31, 2001, the Company charged-off $364,000 and 1,423,000, respectively, compared to $832,000 and $1,661,000 for the same periods a year ago. In the quarter and nine months ended December 31, 2001, net charge-offs represented 0.13% and 0.16% of average loans outstanding compared to 0.35% and 0.19% for the same periods last year.

     Management considered the level of charge-offs and nonperforming loans, as well as, the mix of nonperforming loans in determining the level of allowance for loan losses. During the nine months ended December 31, 2001, approximately $3,900,000 in loans moved from the potential problem category to nonaccrual status and $3,333,000 in mezzanine loans were placed on nonaccrual during the December 2001 quarter. This was somewhat offset by the decline in potential problem loans that paid off, or reduced outstanding principal and interest amounts, during this same period.

     Also considered by management in the determination of the level of allowance for loan losses, was the change in composition in the Company’s loans receivable portfolio. At December 31, 2001, nonresidential real estate mortgage loans, home equity and second mortgages, commercial and mezzanine loans had increased $42,505,000 or 16.26% to $303,880,000 and $54,831,000 or 22.02% from March 31, 2001 and December 31, 2000, respectively. These loans represent 39.67% of gross loans receivable at December 31, 2001 compared to 30.05% and 27.96% at March 31, 2001 and December 31, 2000, respectively. These loan types, in general, involve greater risks than single-family residential mortgage loans.

     While single-family residential mortgage loans are generally considered a conservative investment, the Company has experienced an increase in nonaccrual single-family mortgage loans during each quarter of the current fiscal year. Moreover, in the December 2000 quarter, the Bank recorded specific reserves of approximately $3,700,000, of which approximately $1,800,000 was recorded due to impairment of a $7,500,000 portfolio of nonaccrual single-family residential mortgages. These loans were subsequently sold on February 9, 2001, and a loss of $1,775,000 was charged to the allowance for loan losses.

     Also included in the $3,700,000 recorded in the December 2001 quarter, were specific reserves related to the construction loan portfolio outside the metropolitan Atlanta area in markets the Company was preparing to exit. Management determined that there was increased risk associated with the existing construction loans in these markets. The Company exited those markets in the March 2001 quarter. The level of construction loans located outside the metropolitan Atlanta area has decreased significantly by $98,308,000 or 84.27% to $18,349,000 at December 31, 2001 compared to $116,657,000 at March 31, 2001 and $122,014,000 or 86.93% compared to $140,363,000 at December 31, 2000. At December 2001, $1,135,000 of nonaccrual construction loans was located outside of metropolitan Atlanta, representing 6.19% of the Company’s remaining construction portfolio in those markets.

     These changes in loan concentrations and nonperforming assets are reflected in the level of allowance for loan losses and in the allocation of the allowance for loan losses. For more information on loan concentrations and nonperforming assets see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio and Concentration and Nonperforming and Potential Problem Loans”.

     Loan loss allowances totaled $10,131,000 or 1050.93% and 859.53% of annualized net charge-offs for the quarter and nine month periods ended December 31, 2001, respectively, compared to $11,428,000 or 404.10% and 753.16% for the same periods ended December 31, 2000.

     Loan loss allowances to total problem assets increased to 58.84% at December 31, 2001 from 57.14% at March 31, 2001 and 43.63% at December 30, 2000. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at December 31, 2001 was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual and potential problem loans including the market value of collateral and economic conditions that may affect the borrowers’ ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company’s loan portfolio.

     The following tables provide an analysis of the allowance for losses and percentage of coverage to net-charge-offs.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(in thousands)	2001	2000	2001	2000

Allowance for loan losses, beginning of quarter	$9,737	$7,710	$9,255	$7,191
Charge-offs:
Real estate loans:
Construction	51	8	254	74
Acquisition & development	—	—	59	—
Real estate mortgage loans:
Nonresidential	3	—	3	—
Residential	15	283	125	485
Home equity and second mortgages	123	68	327	84

Total real estate loans	192	359	768	643

Commercial and consumer loans:
Commercial	63	16	200	25
Mezzanine	—	—	—	—
Leases	—	—	—	—
Consumer and other	109	457	455	993

Total commercial and consumer loans	172	473	655	1,018

Total charge-offs	$364	$832	$1,423	$1,661

Recoveries	123	125	539	523

Net charge-offs	241	707	884	1,138
Provision for loan losses	635	4,425	1,760	5,375

Allowance for loan losses, end of quarter	10,131	11,428	10,131	11,428

Average loans receivable, net, outstanding for the period	$730,818	$814,547	$743,103	$814,049

Ratio of annualized net charge-offs to average loans receivable, net	0.13%	0.35%	0.16%	0.19%

Allowance to average loans receivable, net	1.39%	1.40%	1.36%	1.40%

Allowance to annualized net charge-offs	1050.93%	404.10%	859.53%	753.16%

Investment in Real Estate

     As of December 31, 2001, the Company has ownership interests in nine real estate projects located in metropolitan Atlanta. As a unitary thrift holding company, the Company is permitted to invest in real estate projects. The most significant portion of the Company’s investment in real estate is land to be developed or in process of development for residential subdivisions. In addition, the Company is also developing a condominium project.

     On each real estate project, the Company capitalizes costs related to the purchase price of the land and the expenses associated with the development phase. Until the development phase is completed the investment and associated asset balance of the project increases. When development is completed and sales of lots or condominiums are closed, the Company’s recorded investment in each project decreases. The Company’s investment in real estate decreased $16,202,000 or 24.34% to $50,359,000 from $66,561,000 at March 31, 2001 and $11,175,000 or 18.16% from $61,534,000 at December 31, 2000.

     The decrease in investments in real estate from March 31, 2001 is primarily attributable to sales of condominium units in the Company’s high-rise condominium project, The Phoenix on Peachtree. In October 1999, the Company and an unaffiliated third party formed The Phoenix on Peachtree, LLC and purchased 0.90 acres of land in Fulton County, the city of Atlanta, Georgia. Construction of the condominiums is substantially complete and The Phoenix on Peachtree, LLC, began closing its pre-sold condominium units in July 2001. As of December 31, 2001, 43 of the project’s 65 units have closed, 5 units are currently under contract to close and 17 units remain to be sold. The Company receives a 10% non-refundable earnest money deposit or letter of credit associated with each contract.

     No new real estate projects have been approved since October 2000. The Company has restricted new real estate projects until significant liquidation of existing activities occurs. The following table reflects the individual projects’ financial information (in thousands):

	Real			Company's	Net	Company's
	Estate	Total	Total	Share of	Income	Share of
	Property	Debt	Equity	Equity	(Loss)	Net Income

Investments in real estate at December 31, 2001:
Union Hill, LLC	$73	$—	$213	$170	$8	$(251)
Rivermoore Park, LLC	6,290	2,957	3,990	3,990	(177)	(177)
Johnson Road Development, LLC	1,073	305	816	816	(39)	(39)
Riverside Road, LLC	2,267	1,242	1,037	760	(35)	(21)
The Phoenix on Peachtree, LLC	15,824	7,477	8,226	6,226	5,259	3,259
Eagle Mason Mill Development, LLC	8,069	5,220	2,987	2,980	39	31
Eagle White Columns Development, LLC	6,481	2,560	4,213	2,045	421	253
Eagle Acworth Development II, LLC	—	—	3	3	367	367
Eagle Atlanta Road Development	1,807	1,439	387	347	529	439
Fayetteville Village, LLC	8,475	5,562	1,910	1,907	4	4
Investments in real estate at December 31, 2000:
Union Hill, LLC	$674	$—	$753	$694	$1,236	$618
Rivermoore Park, LLC	9,240	5,872	3,854	3,854	110	110
Windsor Parkway Development, LLC	360	—	403	403	451	451
Johnson Road Development, LLC	1,218	436	863	863	149	149
Riverside Road, LLC	1,733	1,242	728	437	815	524
The Phoenix on Peachtree, LLC	22,087	17,817	362	362	(393)	(393)
Eagle Mason Mill Development, LLC	9,772	7,685	2,025	2,025	(4)	(4)
Eagle Acworth Development II, LLC	361	—	422	422	1,061	1,061
Eagle Acworth Development III, LLC	—	—	63	63	129	129
Eagle White Columns Development, LLC	8,493	5,586	3,411	1,564	805	458
Eagle Atlanta Road Development	2,977	2,886	55	55	—	—
Eagle Lavista Development, LLC	—	—	1,198	1,198	818	818
Fayetteville Village, LLC	4,619	4,549	—	—	—	—

Deposits

     Deposits are the Company’s primary funding source. Total deposits decreased $55,506,000 or 6.53% to $794,416,000 from $849,922,000 at March 31, 2001 and decreased $104,091,000 or 11.58% from 898,507,000 at December 31, 2000. The decline in total deposits was planned and precipitated by the Bank’s aggressive re-pricing of time deposits. The decrease in deposits was in certificates of deposits, which declined $123,994,000 or 22.22% from $434,050,000 at December 31, 2001 from $558,044,000 at March 31, 2001.

     Core deposits offer the Bank a lower cost source of funds. Core deposits rose $68,488,000 or 23.46% to $360,366,000 at December 31, 2001 from $291,878,000 at March 31, 2001. Core deposits now comprise 45.36% of the Bank’s total deposit base versus 34.34% at the end of the March 2001 quarter. The Bank has introduced a competitive line of demand deposit and money market products, ranging from free checking to an upscale, interest-bearing account. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its 14 branches located in metropolitan Atlanta and Internet banking site justrightbank.com. As a result of the Bank’s aggressive re-pricing of time deposits and ability to attract core deposits, the weighted average interest rate on deposits decreased to 3.43% at December 31, 2001 from 5.28% and 5.45% at March 31, 2001 and December 31, 2000, respectively.

     For the periods indicated, deposits are summarized by type and remaining term as follows:

DEPOSIT MIX

	Dec. 31,	March 31,	Dec. 31,
(in thousands)	2001	2001	2000

Demand deposits:
Noninterest-bearing deposits	$54,955	$49,075	$49,542
Interest-bearing deposits	164,262	103,287	137,255
Money market	113,457	110,176	102,693
Savings	27,692	29,340	28,680

Total demand deposits	360,366	291,878	318,170

Time deposits:
Maturity one year or less	291,760	399,267	421,745
Maturity greater than one year through two years	61,843	67,422	53,425
Maturity greater than two years through three years	20,799	32,107	45,696
Maturity greater than three years	59,648	59,248	59,471

Total time deposits	434,050	558,044	580,337

Total deposits	$794,416	$849,922	$898,507

     The weighted average interest rate on time deposits at December 31, 2001, March 31, 2001 and December 31, 2000, was 4.95%, 6.30% and 6.44%, respectively.

     For the periods indicated, interest expense on deposits is summarized as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Interest-bearing deposits	$826	$902	$2,781	$2,522
Money market	764	1,309	2,894	2,906
Savings	75	110	285	349
Time deposits	5,826	9,527	20,646	26,419

Total	$7,491	$11,848	$26,606	$32,196

Borrowings

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At December 31, 2001, advances were $193,712,000 compared to $176,075,000 at March 31, 2001. At December 31, 2001, the weighted average interest rate on these borrowings decreased to 5.13% compared to 5.53% at March 31, 2001. In addition, the Company has a 7.00% fixed rate line of credit, with an outstanding balance at December 31, 2001 of $1,300,000. EREA utilizes borrowings from third parties to fund real estate activities. Third party borrowings related to real estate activities decreased $24,335,000 or 48.89% to $25,443,000 at December 31, 2001 from $49,778,000 at March 31, 2001. At December 31, 2001, the weighted average interest rate on third party borrowings related to real estate activities was 5.02% compared to 8.24% at March 31, 2001.

Liquidity and Capital Resources

Liquidity Management

     ALCO monitors and manages the Company’s liquidity needs to ensure there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, the Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by regulation, has been eliminated. Currently, there is no standard or guidelines regarding the application of the regulatory requirement.

Funding Sources

     Deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. Core deposits have risen 23.46% from the March 31, 2001 level. Time deposits decreased 22.22%, causing a net decrease in total deposits of 6.53% at December 31, 2001 compared to March 31, 2001. The overall decline in deposits was part of management’s strategy to lower cost of funds. The costs of deposits at December 31, 2001, decreased to 3.43% from 5.28% at March 31, 2001.

     Other funding sources readily available to the Company are purchased funds, including wholesale funding sources. Wholesale funding sources include advances from the Federal Home Loan Bank, federal funds purchased and securities sold under agreements to repurchase. Short-term Federal Home Loan Bank advances and deposits are the Company’s primary funding sources. Additionally, the Company has a 7.00% fixed rate line of credit for $2,000,000 that matures in July 2002 and EREA utilizes borrowings from third parties to fund real estate activities. The securities portfolio is primarily used to manage liquidity and interest rate risk. Liquidity is available through those securities that are not pledged. In addition, securitization of loans in the Bank’s loans receivable portfolio could also provide a source of liquidity.

     Cash flows from operations are also a source of liquidity. Net cash from operations results primarily from net income adjusted for certain items such as depreciation and amortization, provision for loan losses, gains on the sale of investments in real estate and timing differences from the sale of loans held for sale versus originations of loans held for sale. Timing differences in prior periods were significant due to the volume of loans originated and sold on the secondary market. From April 1995 through March 2001, the Bank’s operating subsidiary, Prime Eagle, generated revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans were sold to investors. In the December 31, 2000 quarter, the Bank sold the wholesale mortgage operations and in the March 31, 2001 quarter closed all single-family residential mortgage offices located outside the metropolitan Atlanta area. The Bank will no longer originate mortgage loans through Prime Eagle. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch network. The decrease in volume will significantly decrease the volatility related to these timing differences. In addition, prior to March 31, 2001, the Bank used primarily FHLB advances to fund loans held for sale and the decrease in loan originations has reduced the amount of funds borrowed.

     Long-term debt at December 31, 2001 and 2000 includes $28,750,000 of trust preferred securities. A subsidiary trust issued these securities and used the proceeds to invest in subordinated debentures.

Capital

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank’s level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines “well capitalized” banks as entities having a total risk based capital ratio of 10% or higher, a tier one risk based capital ratio of 6% or higher and a leveraged ratio of 5% or higher. At December 31, 2001, the Bank was classified as “well capitalized” under the OTS regulations that implement the FDICIA provisions described above.

     In July 2001, the Company announced it would indefinitely discontinue dividend payments on common stock. Based on $0.16 per share, the per share rate paid for the previous twelve quarters, discontinuing the payment of quarterly dividends will improve the Company’s capitalization and liquidity by approximately $900,000 each quarter. While the Bank is considered “well-capitalized”, the Company has targeted a greater level of capitalization to provide the ability to grow the community banking segment.

     The following table reflects the Bank’s minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. During the nine months ended December 31, 2000, the Company contributed capital of $1,000,000 to the Bank.

REGULATORY CAPITAL

	Actual		Requirement		Excess
(dollars in thousands)	Amount	%	Amount	%	Amount	%

December 31, 2001
Risk-based ratios:
Tier 1 capital	$72,140	9.96	$28,981	4.00	$43,159	5.96
Total Capital	80,777	11.15	57,962	8.00	22,815	3.15
Tier 1 leverage	72,140	6.71	42,979	4.00	29,161	2.71
Tangible equity	72,140	6.71	16,117	1.50	56,023	5.21

March 31, 2001
Risk-based ratios:
Tier 1 capital	$67,797	9.03	$30,044	4.00	$37,753	5.03
Total Capital	76,441	10.18	60,087	8.00	16,354	2.18
Tier 1 leverage	67,797	6.07	44,709	4.00	23,088	2.07
Tangible equity	67,797	6.07	16,766	1.50	51,031	4.57

December 31, 2000
Risk-based ratios:
Tier 1 capital	$70,203	9.25	$30,357	4.00	$39,846	5.25
Total Capital	79,052	10.42	60,714	8.00	18,338	2.42
Tier 1 leverage	70,203	5.99	46,850	4.00	23,353	1.99
Tangible equity	70,203	5.99	17,569	1.50	52,634	4.49

Part II — Other Information

Item 1. Legal Proceedings

     In November 1992, after acquiring certain assets from the Resolution Trust Corporation, including various real estate loans, and four mortgage origination offices, the Bank entered into an Operating Agreement (the “Agreement”) with two individuals and a corporation controlled by them (collectively, the “Plaintiffs”) to assist in the management of the Bank’s newly formed Prime Lending Division (“Prime”). The individual Plaintiffs became employees of the Bank and their corporation was to be paid a percentage of the net pretax profits of Prime. In mid-1997, a disagreement arose with respect to the allocation of expenses to Prime for purposes of calculating the net pretax profits of Prime. Plaintiffs filed suit on December 5, 1997 alleging, among other things, that the Bank had improperly calculated net pretax profits under the Agreement since April 1997. In January 1998, the Bank terminated the employment of the two individuals “for cause,” terminated the Agreement and filed an Answer and Counterclaim.

     The Complaint as amended seeks, among other things: (i) a declaration the Agreement was terminated “without cause” and that, pursuant to a purchase option in the Agreement, Plaintiffs therefore have the right to purchase the “assets” of Prime at 75% of fair market value; (ii) a declaration that the term “assets,” as used in connection with the Plaintiffs’ alleged purchase option, includes all outstanding loans that were originated by Prime at the time of their termination without having to net against the loans any corresponding liability incurred by the Bank in connection with these loans; (iii) alleged lost wages, benefits, and other payments totaling approximately $4.6 million; (iv) alleged consequential damages in excess of $20 million, which represents the amount Plaintiffs believe another bank would have paid for the Prime Lending loan origination business and the net “assets” as Plaintiffs have defined them; and (v) unspecified punitive damages and attorneys fees.

     By Order of November 1, 2000, the trial court granted summary judgment in favor of Tucker Federal with respect to Plaintiffs’ claims for punitive damages, holding that the only substantive claim of Plaintiffs remaining for trial are those founded on alleged breach of contract. The trial court also determined that genuine issues of fact exist with respect to Tucker Federal’s counterclaim based on breach of contract. Both Tucker and Plaintiffs appealed the trial court’s ruling to the Georgia Court of Appeals, which affirmed the trial court in a decision entered November 7, 2001. Both parties are seeking review of this decision by the Georgia Supreme Court.

     The Bank strongly denies Plaintiffs’ entitlement to any relief and believes the Bank’s Counterclaim has merit. The Bank believes, among other things, that Plaintiffs were properly terminated for cause, that Plaintiffs have no rights with respect to the purchase option, and that even if the purchase option were applicable, Plaintiffs would have no right to purchase any loans, but only certain tangible and intangible assets of the Bank, the value of which is estimated to be in the $1-2 million range. The Counterclaim, as amended, seeks compensatory damages presently estimated to total approximately $500,000 as well as other relief.

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

EAGLE BANCSHARES, INC.
(Registrant)

Date: February 14, 2002	/s/ Conrad J. Sechler, Jr.

Conrad J. Sechler, Jr. Chairman of the Board, President and
Principal Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 14, 2002	/s/ Betty Petrides

Betty Petrides
Secretary and Treasurer

Date: February 14, 2002	/s/ Conrad J. Sechler, Jr.

Conrad J. Sechler, Jr.
Chairman of the Board and President

Date: February 14, 2002	/s/ Sheila E. Ray

Sheila E. Ray
Chief Financial Officer

EAGLE BANCSHARES, INC.

INDEX OF EXHIBITS

Exhibit
Number	Description	Page No.

10.2.3	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and Betty C. Petrides (filed herewith)*
10.3.3	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (filed herewith)*
10.7.1	Employment agreement dated as of February 4, 2002, between Tucker Federal Bank and Sheila E. Ray (filed herewith)*
10.8.1	Employment agreement dated as of January 28, 2002, between Tucker Federal Bank and Charles M. Buckner (filed herewith)*
11	Computation of per share earnings

*The referenced exhibit is a compensatory contract, plan or arrangement