Form 10-K
period 2002-03-31
EAGLE BANCSHARES INC
filed 2002-07-02
CIK 783604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2002.

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-14379

EAGLE BANCSHARES, INC.

Incorporated in the state of Georgia

IRS Employer Identification Number 58-1640222

Address: 4419 Cowan Road, Tucker, Georgia, 30084-4441

Telephone: (770) 908-6690

     Securities Registered Pursuant to Section 12(b) of the Act: 8.50% Cumulative Trust Preferred Securities and Guarantee, which are listed on the American Stock Exchange

     Securities Registered Pursuant to Section 12(g) of the Act: Common stock, par value $1.00, and Common Stock Purchase Rights, which are listed on the Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 10, 2002, Eagle Bancshares, Inc. had 5,719,465 shares of common stock outstanding. The aggregate market value of Eagle Bancshares, Inc. common stock held by nonaffiliates was $131,868,864 based upon the closing price on May 10, 2002.

Documents Incorporated by Reference

None

Index of Exhibits on Page

69

Eagle Bancshares, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2002

Forward-Looking Statements

     This report contains various forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and actual results could differ from those described. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of management and on information available to such management at the time the disclosures were prepared. Forward-looking statements include statements preceded by, followed by or that include the words “believes”, “expects,” “plans,” “estimates”, “anticipates” or similar expressions. Forward-looking statements speak only as of the date they are made.

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

Part I

Item 1. BUSINESS

(a) General Development of Business

     Eagle Bancshares, Inc. (the “Company” or “Eagle”) is a unitary savings and loan holding company headquartered in Tucker, Georgia which owns and operates Tucker Federal Bank (“Tucker Federal” or the “Bank”), Eagle Real Estate Advisors, Inc. (“EREA”), and Eagle Bancshares Capital Group, Inc. (“EBCG”). The Bank is a federally chartered stock savings and loan association organized in 1956 and based in Tucker, Georgia. The Bank serves the metropolitan Atlanta area through its full service branch offices and provides Internet banking at justrightbank.com. The Bank’s deposits are federally insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). During the fiscal year ended March 31, 2002, the Bank had one active subsidiary, Eagle Service Corporation, while the Bank’s mortgage subsidiary, Prime Eagle Mortgage Corporation (“Prime Eagle”) was inactive during 2002.

     As a unitary thrift holding company, Eagle is permitted, under current regulations, to engage in activities that bank holding companies cannot. In 1991, the Company formed EREA to perform third-party real estate brokerage activities. In 1994, EREA began its first real estate development and sales activities and brokerage services. Since then, EREA has developed approximately 15 properties. EBCG was formed in December 1997 to serve the Bank’s growing base of small- and medium-sized businesses by providing mezzanine financing that is not readily available from traditional commercial banking sources. Loans with equity features are made to borrowers that have the potential for significant growth, adequate collateral coverage and experienced management teams with significant equity ownership.

     The Company’s long-term strategic business plan has been focused on providing a broad array of financial services to consumers and small-and medium-sized businesses. Management announced in early 2001 that they would execute a strategy to maximize long term shareholder value by concentrating on providing core banking activities to the Atlanta market. In line with this objective, the Company had successfully executed strategies to de-emphasize its non-banking segments and strategies at the Bank to enhance the value of its banking franchise by increasing core deposits as a source of funding, actively seeking small business banking relationships, improving the net non-interest margin and continued active management of asset quality.

     On June 26, 2002, holders of a majority of the outstanding shares of the Company’s common stock approved an Agreement and Plan of Merger, dated as of March 26, 2002, among the Company, Royal Bank of Canada (“Royal Bank”) and Royal Bank’s subsidiary, RBC Centura Banks, Inc., pursuant to which the Company will become an indirect wholly owned subsidiary of Royal Bank. Under the terms of this agreement, upon closing of the merger, each shareholder will receive U.S. $26.00 for each share of Eagle common stock. All regulatory approvals required in connection with the proposed merger have been received and the Company expects to complete the proposed merger by July 31, 2002.

     During the year ended March 31, 2002, the Company was engaged in three lines of business through its subsidiaries: community banking, mezzanine financing and real estate development and sales. In keeping with the Company’s decision to focus on its community banking franchise, management evaluated strategic alternatives for non-bank holding company activities. The Company did not make any material investments in new real estate projects or mezzanine lending projects during fiscal year 2002.

(b) Financial Information about Industry Segments

     Community Banking – The community bank is primarily engaged in making construction, commercial and consumer loans funded by attracting deposits from the general public and borrowing from the Federal Home Loan Bank (the “FHLB”). The Company sold its wholesale mortgage operations and exited the mortgage and construction loan business outside of metropolitan Atlanta during the previous year. Prior to this, mortgage banking activities were significant to the Company’s performance and were reported as a separate segment. At the beginning of the current fiscal year, the Company began reporting its mortgage activities as part of the community banking segment. Prior periods presented have been adjusted to combine community banking and mortgage banking.

     For the year ended March 31, 2002, the Company’s community banking net income increased $7,589,000 or 307.62 percent to $5,122,000 or $0.90 per diluted share compared with a net loss of $2,467,000 or $0.44 per diluted share in the same period a year ago. During the year ended March 31, 2001, the community bank recognized a one-time pre-tax charge of $6,025,000 as a result of selling the wholesale mortgage operations and exiting outlying markets. Without the one-time charge, net income at the community bank would have been $1,449,000 or $0.26 per diluted share.

     The community banking segment’s efficiency ratio for the year ended March 31, 2002, decreased to 69.30 percent compared to 95.33 percent for the same period last year. The primary factor responsible for the improvement is the decrease in non-interest expense, more specifically, restructuring charges, salaries and professional services.

     While the ongoing earnings of the community bank improved, earnings were affected by a tightening of the net interest margin. Many of the Company’s interest-earning assets adjust immediately with prime rate changes. During the year ended March 31, 2002, the Bank’s prime rate dropped 325 basis points. Loan and investment assets are largely funded with longer-term certificates of deposit that adjust less quickly. The pressure on the net interest margin has begun to ease as the Company’s interest-bearing liabilities reprice.

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

     Real Estate Activities – EREA performs real estate development and sales activities and third-party real estate brokerage services in metropolitan Atlanta. For the year ended March 31, 2002, Eagle Real Estate Advisors generated net income of $2,756,000 or $0.48 per diluted share, compared with net income $2,613,000 or $0.46 per diluted share in the same period a year ago. In the year ended March 31, 2002, gains on the sales of investment in real estate, net of minority interests in consolidated entities, recognized by the Company were $6,676,000 versus $6,779,000 for the same period a year ago.

     Investments in real estate decreased $26,941,000 or 40.48 percent to $39,620,000 at March 31, 2002, from $66,561,000 at March 31, 2001. In July 2001, the Company’s high-rise condominium project, The Phoenix on Peachtree, LLC, located on Peachtree Road in Atlanta, began closing its pre-sold condominium units. The decline in real estate assets is primarily attributable to these closings. During fiscal 2002, lot sales numbered 273 and condominium unit sales numbered 48 compared to 306 lot sales during the same period last year. The Company does not plan to engage in new real estate projects and did not approve any investments in new real estate projects during the year ended March 31, 2002. See “Item 1, Investment in Real Estate” for descriptions of real estate projects and their status at March 31, 2002.

     The principal sources of income are derived from gains on sales of condominium units and single-family lots in the Company’s development projects and commissions earned on third-party brokerage activities.

     Mezzanine Financing – Eagle Bancshares Capital Group provides financing for a growing base of small- and medium-sized businesses. For the year ended March 31, 2002, EBCG generated a net loss of $6,814,000 or $1.20 per diluted share compared with net income of $151,000 or $0.03 per diluted share in the same period a year ago. Due to deterioration of the Company’s mezzanine loan portfolio in the fourth quarter of fiscal 2002, management hired an independent consultant to review each loan for impairment. As a result of this review, EBCG recorded $8,036,000 in provision for loan losses. For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Provision for loan losses and Nonperforming assets.”

     Management identified investment opportunities through the Bank’s customer base as well as a referral network comprised of venture capitalists, investment bankers, attorneys and accountants. The principal sources of income for EBCG are interest, fees collected on loans and equity participation agreements. The Company does not plan to engage in new mezzanine lending projects.

     During fiscal 2002, the Company wrote off its remaining investment of $1,135,000 while in fiscal 2001 the Company recorded provision of $265,000, which was included in other expenses. This provision was related to the Company’s investment in Brinkman Technology. During the fourth quarter of fiscal 2002, the Company charged-off its investment because the market for electronic bill presentment has failed to develop as anticipated and there is a lack of positive trends in the sales of these types of products. The Company’s investment will convert to amortizing debt in 2004 and the Company will continue to monitor this relationship for recovery.

     For financial information regarding revenues, profits and losses, and total assets for each industry segment, see Note 13 of the “Notes to Consolidated Financial Statements”.

(c) Narrative Description of Business

     The Company is headquartered in the metropolitan Atlanta, Georgia area and derives a significant portion of its loans and deposits in that area. During the 1990’s, growth in the metropolitan Atlanta area and ongoing consolidation of the financial services industry resulted in significant increases in loans, deposits, and customers at the Bank. The Bank has also benefited from industry consolidation by hiring experienced banking executives. In addition, the Company has capitalized on the benefits of its unique charter, a unitary thrift holding company, through its real estate development and sales subsidiary EREA. In the past decade, the metropolitan Atlanta area enjoyed strong economic growth, including growth in employment and population. The Company has benefited from this growth in the past and expects that its continued growth and profitability depend in part on continued growth and economic conditions in the metropolitan Atlanta area.

LENDING ACTIVITIES

General

     The Bank’s loan portfolio consists of mortgage, construction, commercial, consumer, home equity and SBA loans offered through its construction and commercial lending departments and bank branches located in metropolitan Atlanta. As a result of the acquisition of Southern Crescent Financial Corp. in 1997, and the addition of new commercial lending officers, the Bank has increased its line of products to attract the small business customer. The Company believes that the small business market is currently underserved in the Atlanta metropolitan area.

Real Estate Mortgage Loans

     Historically, the Bank’s principal lending operation has been the origination of permanent single family residential mortgage loans. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for retention in the Bank’s loan portfolio. The Bank primarily sells the permanent single family residential mortgage loans that it originates. See “Lending Activities — Loan Sales and Purchases.”

     In the case of owner-occupied single family residences, for creditworthy borrowers, the Bank may make permanent residential mortgage loans for up to 100 percent of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units generally are made for up to 75 percent of the appraised value. Substantially all conventional loans with loan-to-value ratios in excess of 80 percent generally have private mortgage insurance covering that portion of the loan in excess of 75 percent of the appraised value. The borrower generally pays the cost of this insurance either through a single premium paid at the time of loan origination or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in the Bank’s market areas.

     The Bank has offered, in addition to fixed rate residential loans, a variety of loans on which the interest rate, payment, loan balance or term to maturity may be adjusted, provided that the adjustments are tied to specified indices. These adjustable rate mortgage loans (“ARMs”) permit greater flexibility in adjusting loan yields to changes in the cost of funds. ARMs generally have loan terms up to 30 years with rate adjustments ranging from one to ten years during the term of the loan. Most ARMs have caps on the maximum amount of change in the interest rate at any adjustment period and over the life of the loan.

Construction and Acquisition and Development Loans

     The Bank provides interim construction financing for single-family residences and makes land acquisition and development loans on properties intended for residential use. The Bank’s general policy is to grant single family construction loans and land acquisition and development loans in an amount up to 80 percent of the lower of cost or appraised value of the property. Residential construction loans are made for periods of one year or less, and land acquisition and development loans are made for periods of up to three years. These periods may be extended subject to negotiation and, typically, payment of an extension fee. Interest rates on construction and acquisition and development loans are indexed to the Bank’s base rate and are adjustable daily during the term of the loan.

     In accordance with the Company’s business plan, the volume of construction lending has decreased in both of the previous two fiscal years. During fiscal 2001, the Company exited all outlying construction lending markets, decreasing the level of originations and outstanding commitments in construction loans. The Company continues to actively originate construction and acquisition and development loans in the metropolitan Atlanta area. Construction and acquisition and development loans at March 31, 2002, were $199,186,000 or 25.37 percent of the Company’s gross loans receivable. The Company recognizes the risks inherent in construction financing and has designed an organization and system of controls to properly mitigate those risks through strict underwriting and close monitoring of the lending and construction process. Underwriting criteria include, among other things, the track record and financial condition of the builder, applicable loan to appraised value ratios, the demand for the type of house to be constructed, including a marketing survey of inventory levels of unsold homes by price range and location, the feasibility of house plans and costs and growth prospects for the economy. The Company has a construction inspection and appraisal network staffed by employees and third party contractors. The Company’s staff closely monitors construction progress and loan draws throughout the process. In addition, no single customer accounts for more than 2 percent of the Bank’s loans.

Non-residential Real Estate Loans

     Interim construction and permanent non-residential real estate loans typically are secured by apartment projects, office buildings, business properties, shopping centers, storage facilities, nursing homes, extended stay lodging facilities and motels located in the Company’s primary lending areas. Construction and permanent non-residential real estate loans are generally made up to 80 percent of the appraised value of the property, with the loan amount being determined through an evaluation of the net operating income and cash flows of each project, replacement costs, and sales of comparable projects. Interest rates are generally determined by market conditions. Non-residential construction loans generally are made for periods of 12 to 24 months on an interest only basis at interest rates indexed to the Bank’s base rate or the nationally quoted prime rate. Permanent non-residential real estate loans are typically made based on 15 to 25 year amortization periods with five to ten year maturities. Interest rates on permanent loans are generally tied to U.S. Government Treasury securities, the Bank’s base rate, the nationally quoted prime rate, or the FHLB of Atlanta’s quoted rates. As of March 31, 2002, the Company had $139,957,000 in loans secured by non-residential real estate, which constitute 17.82 percent of the Company’s gross loans receivable.

Commercial Business Loans

     The Company makes various types of commercial loans to creditworthy borrowers for the purposes of financing accounts receivable, equipment, capital projects and other legitimate business needs. The Company also purchases loans from other financial institutions and companies. The Company evaluates creditworthiness of business loans on the basis of the borrowers’ financial strength including analysis of their profitability, cash flow, balance sheet trends and the liquidation value of collateral. The Company assigns a credit rating to each borrower based, among other things, on the borrower’s historical cash flow, financial strength, paying habits, business prospects, debt structure and capitalization, and the reputation and character of its principals. Commercial business loans normally carry interest rates indexed to the Company’s base rate, LIBOR, nationally quoted prime rate, U.S. Government Treasury securities and the FHLB of Atlanta’s quoted rates. Commercial business loans as of March 31, 2002 were approximately $34,861,000 or 4.44 percent of the Company’s gross loans receivable.

Consumer Loans

     The Company makes both secured and unsecured consumer loans for personal or household purposes. In addition, the Company has been successful in the origination of home equity loans (loans secured by the equity in the borrower’s residence but not necessarily used for the purpose of home improvement). At March 31, 2002, total consumer loans constituted $23,243,000 or 2.96 percent of the Company’s gross loans receivable.

Loan Origination and Processing

     The Company has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. The Bank has established Loan Committees that approve loan requests made by loan officers and must approve loans in amounts above $300,000. Additionally, the Bank’s Board of Directors must approve loans of $2,000,000 or more. Eagle’s Board of Directors approves every mezzanine financing and real estate development transaction. No independent authority has been delegated to EBCG or EREA.

     The Bank offers permanent first mortgage loans through its banking branches in metropolitan Atlanta, and generally locks these loans with investors and concurrently assigns the loans to the investor at closing. The investor underwrites the loan. Prior to fiscal 2002, Prime Eagle actively solicited mortgage loan applications from existing customers, local real estate agents, builders, real estate developers and others for sale in the secondary market. Substantially all of the permanent mortgage loans originated by the Bank and Prime Eagle were sold to private investors on a servicing released basis. The Company has received delegated underwriting from each of its primary investors in loan pools. A majority of these loans were underwritten to meet Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) standards. The Bank discontinued these procedures in March 2001. The Bank currently underwrites only mortgages to be held in its portfolio.

Loan Sales and Purchases

     During fiscal 2001, permanent first mortgage loans on residential real estate were originated for sale in the secondary market by Prime Eagle through its offices in the southeast. These loans were pooled and sold through an assignment of trade to private investors. Fluctuations in the value of servicing rights and management’s analysis of loan prepayments impact the Company’s decision to retain or sell mortgage loan servicing. Because of the risk of prepayment and the cost to service loans as compared to the service release premiums paid by investors, the Company sells substantially all of its permanent loans on a servicing released basis. The Bank continues to offer permanent first mortgage loans through its banking branches in metropolitan that are locked with investors, underwritten by investors and concurrently assigned at closing.

Credit Risk Management and Allowance for Loan Losses

     The Bank has a multi-faceted program designed to control and monitor the credit risks inherent in its loan portfolio. The Bank utilizes an asset classification system which is consistent with the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (“ALLL”) issued by the Office of Thrift Supervision (“OTS”) to develop common guidance on allowances. The statement asserts that an institution must maintain an allowance for loan and lease losses at an adequate level to absorb probable credit losses associated with its loan and lease portfolio.

     The basic objectives of the Bank’s ALLL policy are: (i) to provide essential information regarding the overall quality of the Bank’s assets; (ii) to provide for early identification of potential problem assets so as to minimize losses to the Bank; (iii) to project relevant trends that affect the collectibility of the Bank’s loan and lease portfolio and to isolate potential problem areas; (iv) to provide adequate loan loss allowances in accordance with generally accepted accounting principles and OTS policies; (v) to provide accurate and timely information relating to credit quality that can be used for financial and regulatory reporting purposes; (vi) to assess the adequacy of internal controls and adherence to internal credit policies and loan administration procedures; (vii) to monitor compliance with relevant laws and regulations through a loan review system; and (viii) to evaluate the activities of lending personnel through a loan review system.

     The Bank utilizes its Asset Quality Committee (the “AQC”) to provide a quarterly evaluation of the Bank’s assets, to establish the adequacy of the loan loss allowances and to evaluate the loan review system. The AQC is responsible for developing and implementing effective credit approval and loan review systems and controls, including a credit grading system that identifies, monitors and addresses asset quality problems in an accurate and timely manner.

     After a loan has been made, loan officers are responsible for monitoring individual loans and analyzing continuously their loan portfolio to promptly identify and report problem loans. Loans are also reviewed by the loan committee, the AQC, and by the Bank’s credit administration and loan review personnel. The loan officer responsible for a loan submits the loan to the loan committee for approval in accordance with the guidelines of the Bank’s lending authority. Each commercial real estate and construction loan is given a rating, which the loan committee has the ability to approve or disapprove. In addition, the frequency of ongoing review is determined by the loan officer and approved by the Loan Committee. The loan officer, credit administration and the AQC, may determine that a loan or borrower’s credit grading or review frequency should be changed in accordance with the framework provided by the Bank’s grading system.

     The Bank’s credit review personnel also periodically perform an analysis of the various components of its portfolio, including all significant credits on an individual basis. In order to analyze the adequacy of the ALLL, the Bank will segment the loan and lease portfolios into components that have similar characteristics. Characteristics considered include, but are not limited to, geographical location, risk classification, past due status, type of loan, loan grade, and industry or collateral. Estimates of credit losses reflect consideration of all significant factors that may affect the collectibility of the portfolio as of the evaluation date.

     The AQC considers historical losses, recent trends, changes in national and local economic and business conditions and developments, the level and structure of interest rates, job growth, consumer confidence and the market value of collateral. The AQC considers (i) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in the Bank’s current portfolio; (ii) changes in the duration, type and level of assets; (iii) the existence and effect of any concentration of assets and changes in the level of such concentrations; (iv) changes in the experience, ability and depth of the lending management and loan administration staff of the Bank; (v) changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; (vi) changes in the trend of the volume and severity of past due and classified loans; (vii) trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications; and (viii) changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors.

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

     Based upon the amount and type of classifications, the AQC establishes the appropriate and requisite general and specific loan loss allowances and makes any necessary adjustments to the allowances. The methodology for determining the amount of general loan loss allowances will take the amount of assets classified as special mention, substandard, doubtful and loss into consideration. Certain percentages derived to properly reflect the risk associated with the Bank’s loan mix are applied to the balance of all loans including those classified special mention, substandard, doubtful, and loss. These percentages range from .25 percent to 100 percent and are derived primarily through industry standards and the Bank’s historical data. These percentages are reviewed, as conditions require. The Bank has a conservative philosophy and automatically considers any loan that is delinquent 90 days or more and real estate acquired in the settlement of loans as substandard assets and placed on non-accrual.

     The Bank will combine its estimates of the allowance needed for each component of the portfolio. The ALLL will be divided into two distinct portions: (i) an amount for specific allocations on significant individual credits and (ii) a general allowance amount. Within the general allowance section, the loan portfolio will be broken into as many segments as practical for the purpose of making allocation to the ALLL. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Provision for Loan Losses and Risk Elements.”

ASSET LIABILITY MANAGEMENT

Interest Rate Risk

     The Bank operates under an interest rate risk policy approved by the Board of Directors of Tucker Federal through the Asset and Liability Committee (“ALCO”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

     The Bank’s ALCO is comprised among others of the Chairman, the CEO and President, the Executive Vice President and Secretary, the Executive Vice President and CFO, the Senior Vice President of Retail, the Senior Vice President of Finance, the Executive Vice President of Risk Management, the Executive Vice President of Lending and the Senior Vice President /Controller. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO’s decisions are based upon policies established by the Bank’s Board of Directors, which are designed to meet three goals — manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

     The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company’s underwriting criteria; and (iii) actively managing the Company’s interest rate risk exposure.

     Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as “Gap.” A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company’s Gap position is evaluated and reviewed continuously. The Company has a positive one year Gap of 10.08 percent as of March 31, 2002.

INVESTMENT ACTIVITIES

     Income from investments in securities provides the Bank’s second largest source of interest income after interest on loans. Federally chartered thrift institutions are required to maintain a minimum amount of liquid assets that may be invested in specified short-term securities. These assets include, among others, United States Treasury and Federal Agency obligations, certain certificates of deposit, bankers’ acceptances and Federal Funds. Subject to various restrictions, investments may also be made in mortgage-backed securities, commercial paper and corporate debt, and equity securities.

     Investment decisions are made by the ALCO and executed by authorized officers under the supervision of the Bank’s Board of Directors pursuant to the Bank’s investment policy. Brokers approved by the Board of Directors are used to effect investment securities transactions. The Company holds no investment securities issued by a single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders’ equity at March 31, 2002.

     Under the investment policy, the ALCO, with the approval of the Board of Directors of the Bank, designates all investments at the time of purchase as either investment securities available for sale or investment securities held to maturity. The Company does not currently maintain a trading portfolio. At March 31, 2002, substantially all fixed rate mortgage-backed securities have been classified as investment securities available for sale based on management’s determination that such investment securities may be liquidated prior to maturity. As of March 31, 2002, $258,783,000 or 22.85 percent of the Company’s assets were classified as available for sale.

     At March 31, 2002, the Bank’s investment portfolio consisted of United States Agency obligations, investment grade corporate debt securities, equity securities, trust preferred securities, and collateralized mortgage obligations. Additionally, the Bank holds investments in mortgage-backed securities. See Notes 4 and Note 19 of the “Notes to Consolidated Financial Statements”.

INVESTMENT IN REAL ESTATE

     As of March 31, 2002, the Company has ownership interest (equity) in 10 real estate projects with real estate property totaling $39,620,000 and representing 3.50 percent of total assets. Set forth below is information regarding each of the projects. The most significant portion of the Company’s investment in real estate is in land in the process of development for residential subdivisions. All 10 real estate investments are located in metropolitan Atlanta. The Company consolidates each project on a line-by-line basis in its financial statements.

     •     Union Hill, LLC. In October 1994, the Company and an unaffiliated third party purchased 237 acres of land located in Forsyth County, Georgia for the purpose of developing an 85-lot single-family residential community, Holleybrooke, and a 426-lot single-family residential community, Chadbourne. As of March 31, 2002, all lots in Hollybrooke and Chadbourne were developed and sold. The Company anticipates Union Hill, LLC will be dissolved during fiscal 2003. The Company has an 80 percent ownership interest and shares 50 percent in the profits of Union Hill after the allocation of the preferred return.

     - Rivermoore Park, LLC. In November 1996, the Company purchased 353 acres of land in Gwinnett County, Georgia, for the purpose of developing a 463-lot single-family residential community, Rivermoore Park. As of March 31, 2002, the Company has developed all 463 lots and sold 418 lots. In addition, 26 lots are under contract and 19 lots are available for sale. The Company has a 100 percent ownership interest.

     •     Johnson Road Development, LLC. In November 1998, the Company purchased 21.3 acres of land in Gwinnett County, Georgia, for the purpose of developing a 99-lot single-family residential community, Pendleton Park. As of March 31, 2002, the Company has developed all 99 lots and sold 62 lots. The remaining 37 lots are under contract. The Company has a 100 percent ownership interest.

     •     Riverside Road, LLC. In August 1999, the Company and an unaffiliated third party purchased 21 acres of land in Fulton County, Georgia, for the purpose of developing a 19-lot single-family residential community. As of March 31, 2002, the Company has developed the 19 lots and sold 7 lots. The remaining 12 lots are available for sale. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

     •     The Phoenix on Peachtree, LLC. In October 1999, the Company and an unaffiliated third party purchased 0.90 acres of land in Fulton County, Georgia, for the purpose of constructing a 65-unit high rise condominium. As of March 31, 2002, the Company had sold 48 units, 2 units were under contract, and 15 units are available for sale. The Company has a 50 percent ownership interest and shares 50 percent in the profits. Profits are distributed to members only after the allocation of the preferred return and after achieving a minimum internal rate of return on the cash invested by the Company.

     •     Eagle Mason Mill Development, LLC. In November 1999, the Company and an unaffiliated third party purchased 16 acres of land in DeKalb County, Georgia, for the purpose of developing an 81-lot single-family residential community. As of March 31, 2002, the Company has developed all 81 lots and sold 30 lots. The remaining 51 lots are under contract. The Company has an 80 percent ownership interest and shares 80 percent in the profits after the allocation of the preferred return.

     •     Eagle Acworth Development III, LLC. In January 2000, the Company purchased 26.25 acres of land in Cobb County, Georgia. As of March 31, 2002, the Company has sold the property to a third party. The Company anticipates Eagle Acworth Development III, LLC will be dissolved during fiscal 2003. The Company has a 100 percent ownership interest.

     •     Eagle White Columns Development, LLC. In January 2000, the Company and an unaffiliated third party purchased 54 residential lots and 217 acres in Fulton County, Georgia, for the purpose of developing a 207-lot single-family residential community. In May 2001, an additional 32.38 acres was purchased in Fulton County, Georgia, for the purpose of developing an additional 17 residential lots. As of March 31, 2002, the Company has sold 54 original developed lots and developed 159 lots. As of March 31, 2002, the Company has sold 150 lots and 22.045 acres from the 217 acres purchased. In addition, 65 lots remain to be developed and 9 lots are available for sale. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

     •     Eagle Atlanta Road Development, LLC. In April 2000, the Company and an unaffiliated third party purchased 7.72 acres in Cobb County, Georgia for the purpose of developing a 38 lot single-family residential community. As of March 31, 2002, the Company has developed the 38 lots and sold 22 lots. The remaining 16 lots are available for sale. The Company has a 60 percent ownership interest and shares 60 percent in the profits after the allocation of the preferred return.

     •     Fayetteville Village, LLC. In August 2000, the Company and a third party purchased 110.85 acres in Fayette County, Georgia for the purpose of developing a multi-use project. The project will consist of 30 townhome lots, 22 estate lots, 151 village and cottage lots, a day care site, hotel and convention center, office center, commercial center and bank site. As of March 31, 2002, the Company has developed 92 residential lots and sold 30 townhome and 51 village and cottage lots. The remaining 100 village and cottage lots are under contract and the 22 estate lots, 10 acres of office land, and 22 acres of commercial land are available for sale. The Company has a 95 percent ownership interest and shares 95 percent in the profits after the allocation of the preferred return.

SOURCES OF FUNDS

General

     Deposits are the Bank’s largest source of funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from repurchase agreements, loan principal repayments, proceeds from sales of loans and loan participations, and advances from the FHLB. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities.

Deposits

     The Bank offers a variety of checking, savings and other deposit programs and related services. Deposits are obtained primarily from the communities in which its banking offices are located. The Bank uses traditional marketing methods to attract new customers to its branches and to its Internet banking site, justrightbank.com. For further details as to the composition of the Bank’s deposit portfolio, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Deposits” and Note 8 of the “Notes to Consolidated Financial Statements”.

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

     Employee commitment to service is another important factor in attracting deposits. The goal of the Bank is to render superior personal service through convenient branch and main office locations, hours of operation, a fully functioning website and call center. Some of the Bank’s branches are open on Saturdays for customer convenience. The Bank does not rely on any individual, group or entity for a material portion of its deposits.

Borrowings

     Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. However, the Bank obtains additional funds by borrowing from the FHLB. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Borrowings” and Note 9 of the “Notes to Consolidated Financial Statements”.

COMPETITION

     The Bank faces strong competition in attracting deposits and making loans throughout its market areas. The most significant factors in competing for deposits are interest rates, processing fees and minimum balance requirements, the quality and range of financial services offered, and convenience of office locations and office hours. The Bank competes directly for deposits with commercial banks, money market funds and retail securities brokerage houses with offices in the Bank’s market areas. The Bank also faces competition for deposits from (i) regional depository institutions that advertise locally or through national media, (ii) short-term money funds, (iii) corporate and government borrowers (including, among others, insurance companies), (iv) credit unions and (v) Internet only financial institutions.

     The Bank’s competition for loans comes from mortgage companies, other thrift institutions and commercial banks, credit unions, consumer finance companies, insurance companies, investment banking firms and online lenders. The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of mortgage loans comes primarily from other thrift institutions and loan production firms, commercial banks and insurance companies. The Bank competes for loan originations through the quality of services it provides borrowers, real estate brokers and builders, as well as the interest rate and terms of its loans. The competition for loans varies from time to time depending on the general availability of lendable funds and credit, general and local economic conditions, interest rate levels, conditions in the local real estate market and other factors that are not readily predictable. The Bank attempts to charge interest rates and loan fees commensurate with the level of risk it accepts. The Bank believes that providing superior service can allow improved loan pricing.

     Competition may be further increased as a result of the enactment of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking Act”) on September 29, 1994. Beginning in September 1995, bank holding companies, upon meeting certain criteria, were authorized to acquire existing banks on a nationwide basis without regard to state statutes to the contrary. Effective June 1, 1997, the Interstate Banking Act permitted mergers of banks on an interstate basis, unless states in which such banks are located passed legislation specifically prohibiting out-of-state banks from operating interstate branches within their boundaries. In addition, the Interstate Banking Act provides for de novo interstate branching within the host state. See “Supervision and Regulation — Recent Legislation.”

EMPLOYEES

     At March 31, 2002, the Company had 257 full-time employees and 25 part-time employees compared to 303 full-time and 22 part-time employees at March 31, 2001. No employees are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

SUPERVISION AND REGULATION

General

     The Company is a unitary savings and loan holding company, subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (the “OTS”) and the Georgia Department of Banking and Finance (“DBF”). The Bank is a federally chartered stock savings and loan association under the Home Owners’ Loan Act, as amended (the “HOLA”) and is a member of the FHLB system, subject to examination and supervision by the OTS and the FDIC, and subject to regulations of the Federal Reserve Board governing reserve requirements. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

Federal Savings and Loan Holding Company Regulations

     As the owner of all of the outstanding stock of the Bank, the Company is a savings and loan holding company subject to regulation by the OTS under the HOLA. As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a “qualified thrift lender.” See “— Regulation of the Bank — Qualified Thrift Lender Test” herein. In the event of any acquisition by the Company of another savings association subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

     The Company is prohibited from directly or indirectly acquiring control of any savings institution or savings and loan holding company without prior approval from the OTS or from acquiring more than 5 percent of the voting stock of any savings institution or savings and loan holding company which is not a subsidiary. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person acquires more than 25 percent of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10 percent or more of any class of voting stock (or 25 percent of any class of stock) and is subject to any of certain specified “control factors.”

     Pursuant to OTS regulations and HOLA, the OTS may take action when it determines that there is reasonable cause to believe that a savings and loan holding company is engaged in activity which constitutes a risk to the safety and soundness or stability of a savings and loan holding company or a subsidiary savings institution. The Director of OTS has oversight authority for all holding company affiliates, and may, for example, limit the payment of dividends by a savings association, limit transactions between the savings association, the holding company and the subsidiaries or affiliates of either or limit the activities of the savings association that might create a risk that liabilities of the savings and loan holding company and its affiliates may be imposed on the savings association. In addition, the Bank is subject to restrictions on its dealings with the Company and any other entities that are “affiliates” of the Company under HOLA and certain provisions of the Federal Reserve Act that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and OTS regulations. See “ Supervision and Regulation – Transactions with Affiliates” below for a general discussion of affiliate transactions.

Recent Legislative and Regulatory Developments

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Act”) was signed into law, with most of the major provisions taking effect on March 11, 2000. The Act provides for broader insurance and securities powers for financial institutions, subject to the implementation of regulations. The Act effectively removes the statutory barriers to combining banking, securities, and insurance industries by creating a new type of financial services company, a “financial holding company.” However, the Act does not eliminate the thrift charter and the unitary thrift holding company. Instead, the Act provides a “grandfather” provision under which companies, which are unitary thrift holding companies as of May 4, 1999 (or have an application to establish a federal savings association before such date), may continue to engage in all activities which were permitted prior to the Act. Activities of the Company in connection with real estate development and related activities are permissible for a unitary thrift under the current law and as amended by the Act. To be eligible for the “grandfather” provision, the Act requires that the Bank comply with any lending restrictions which were imposed on it as a savings and loan association, and that the Bank continue to meet the qualified thrift lending test, See “-Qualified Thrift Lender Test.”

     Pursuant to the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and Recision of Year 2000 Standards for Safety and Soundness, promulgated in conjunction with the Act, savings institutions must assess the risks to their customer information and adopt and implement a comprehensive written information security program that includes administrative, technical, and physical safeguards. The objectives of this security program must be to: ensure the security and confidentiality of customer information; protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In order to obtain these objectives, the institution must continually test the program for effectiveness, use appropriate due diligence in selecting service providers, require these service providers to implement appropriate security measures, and monitor the service providers. In conjunction with the continuous monitoring of all facets of the security program, the Board of Directors, at least annually, is to receive a report on the overall status of the information security program and the institution’s compliance with the Guidelines.

     On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act which included, among other provisions, the Deposit Insurance Funds Act of 1996 (the “DIFA”). The principal purpose of the DIFA was to recapitalize the Savings Associate Insurance Fund (the “SAIF”) so that over time its deposit insurance assessments could be reduced to parity with those of the Bank Insurance Fund (the “BIF”), and to provide for the eventual merger of the SAIF and the BIF and the adoption of a single standard federal charter. Specifically, the DIFA requires, in pertinent part, (i) a one-time special assessment on all financial institutions holding SAIF deposits on March 31, 1995, calculated at 65.7 basis points, to recapitalize the SAIF; (ii) full prorata sharing by BIF and SAIF members of the debt service obligations of the Financing Corp. (“FICO”) beginning no later than January 1, 2000, and non-prorata sharing (with adjustable, semi-annual premiums of approximately 6.2 basis points for SAIF members and 1.2 basis points for BIF members) until that date; and (iii) a merger of the BIF and the SAIF into a new Deposit Insurance Fund (the “DIF”).

     The effects of the DIFA on the Bank were significant. The special assessment, which was paid to the FDIC on November 27, 1996, was $1,946,000 based upon the Bank’s SAIF-assessable deposits as of March 31, 1995.

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

     The Small Business Job Protection Act of 1996 contained provisions requiring the thrift industry to recapture tax deductions taken pursuant to the reserve method for accounting for bad debts of savings institutions. Based upon the provisions, bad debt reserves taken prior to January 1, 1988 would not be recaptured, and bad debt reserves taken after January 1, 1988 would be recaptured over a six-year period beginning with the 1996 tax year. Anti-Terrorism Legislation

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley.

REGULATION OF THE BANK

Federal Home Loan Bank System

General

     The Bank is a member of the Federal Home Loan Bank (“FHLB”), which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs maintain central credit facilities primarily for member institutions.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at March 31, 2002 of $9,750,000.

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

Insurance of Accounts

General

     Deposits at the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC through the SAIF. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as “insured institutions”). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions.

     Insured institutions are members of either the SAIF or the BIF. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC. FIRREA also provides, generally, that the moratorium on insurance fund conversions shall not be construed to prohibit a SAIF member from converting to a bank charter during the moratorium, as long as the resulting bank remains a SAIF member during that period. When a conversion is permitted, each insured institution participating in the conversion must pay an “exit fee” to the insurance fund it is leaving and an “entrance fee” to the insurance fund it is entering.

Insurance Premiums and Regulatory Assessments

     As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank’s deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25 percent of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC’s risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. During fiscal 2002, the Bank paid $411,000 to the FDIC for such assessments. See “Recent Legislation.”

     In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. During fiscal 2002, the Bank paid $301,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

Qualified Thrift Lender Test

     Historically, the amount of advances which may be obtained by a member institution from the FHLB has been subject to the institution’s compliance with a qualified thrift lender (“QTL”) test. In order to comply with the QTL test, the Bank must maintain 65 percent of its total “Portfolio Assets” in “Qualified Thrift Investments.” This level must be maintained on a monthly average basis in nine out of every twelve months. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. For purposes of the QTL test, “Portfolio Assets” equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20 percent of the savings institution’s total assets. “Qualified Thrift Investments” generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, and (v) shares of FHLB stock owned by the savings institution. Qualified Thrift Investments also include certain other specified investments, subject to a percentage of Portfolio Assets limitation.

     A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution. The Bank’s Qualified Thrift Investments as of March 31, 2002 were $727,602,000 or 72.61 percent of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

Capital Requirements

General

     Since 1989, OTS capital regulations have established capital standards applicable to all savings institutions, including a core capital requirement (or leverage ratio), a tangible capital requirement and a risk-based capital requirement. The OTS also has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Failure to maintain an adequately capitalized status would result in greater regulatory oversight or restrictions on the Bank’s activities. The OTS has delegated to Regional Directors the authority to establish higher minimum capital requirements based on a determination that the savings institution may be undercapitalized, based on its operations. If necessary, to ensure the Bank maintains a “well-capitalized” status and the holding company has sufficient liquidity, the Company would consider participation of certain mezzanine loans, seeking additional equity partners or additional credit facilities. At March 31, 2002, the Bank was “ well capitalized.” The Bank’s risk-based capital ratio at March 31, 2002 was 11.14 percent or 1.14 percent above the minimum required to be considered “well capitalized.”

Core Capital and Tangible Capital

     The OTS requires a savings institution to maintain “core capital” in an amount not less than 3 percent of the savings institution’s adjusted total assets. “Core capital” includes, generally, common stockholders’ equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in fully-consolidated subsidiaries, less (i) investments in certain “non-includable” subsidiaries (as determined by regulation) and (ii) certain intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships).

     The “tangible capital” requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5 percent of its adjusted total assets. “Tangible capital” means core capital less any intangible assets (except for purchased mortgage servicing rights included in core capital).

     Most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3 percent minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions are required to maintain core capital levels at least as high as national banks. At March 31, 2002, the Bank’s core capital and tangible capital were $71,970,000 or 6.70 percent of adjusted total assets.

Risk-Based Capital

     The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0 percent. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and allowance for loan and lease losses of up to 1.25 percent of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the amount of each such item by a credit conversion factor ranging from 0 percent to 100 percent (depending upon the nature of the item), (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0 percent to 100 percent (depending on the nature of the item), and (iii) the resulting amounts are added together and constitute total risk-weighted assets. As of March 31, 2002, the Bank’s risk-based capital was $80,928,000 with a ratio of total risk-based capital to total risk-weighted assets of 11.14 percent.

     The following table reflects the Bank’s minimum regulatory capital requirements, actual capital and the level of excess capital by category.

REGULATORY CAPITAL

At March 31, 2002
($ in 000's)	Actual		Requirement		Excess

	Amount	%	Amount	%	Amount	%

Risk-based ratios:
Tier 1 capital (to risk-weighted assets)	$71,970	9.91%	$29,060	4.00%	$42,910	5.91%
Total capital (to risk-weighted assets)	80,928	11.14%	58,119	8.00%	22,808	3.14%
Tier 1 leverage (to total adjusted assets)	71,970	6.70%	42,943	4.00%	29,027	2.70%
Tangible equity (total adjusted assets)	71,970	6.70%	16,104	1.50%	55,866	5.20%

At March 31, 2001
($ in 000's)	Actual		Requirement		Excess

	Amount	%	Amount	%	Amount	%

Risk-based ratios:
Tier 1 capital (to risk-weighted assets)	$67,797	9.03%	$30,044	4.00%	$37,753	5.03%
Total capital (to risk-weighted assets)	76,441	10.18%	60,087	8.00%	16,354	2.18%
Tier 1 leverage (to total adjusted assets)	67,797	6.07%	44,709	4.00%	23,088	2.07%
Tangible equity (total adjusted assets)	67,797	6.07%	16,766	1.50%	51,031	4.57%

     In addition, the OTS requires institutions with an “above-normal” degree of interest rate risk to maintain an additional amount of capital. The test of “above-normal” is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution’s portfolio equity. If the decline is less than 2 percent, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2 percent, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2 percent multiplied by the market value of its assets. Based on the OTS risk management division, Interest Rate Risk Exposure Report, the Bank’s interest rate risk is within the normal range. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate and Market Risk.”

Capital Distributions

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders or another institution in a cash-out merger, and other distributions charged against capital. An association is categorized as either a “well,” “adequate,” or “under” capitalized association. A “well capitalized” association is defined as an association that has, on a pro forma basis after the proposed distribution, a total risk based capital ratio equal to or greater than 10.00 percent. An “adequately capitalized” association is an association that has, on a pro forma basis after the proposed distribution, a total risk based capital ratio equal to or in excess of its minimum capital requirement of 8.00 percent. An “under capitalized” association is defined as an association that has a total risk based capital ratio less than 8.00 percent.

     The Bank currently is in compliance with the regulatory capital requirements and is considered a well capitalized association. Under OTS regulations, the Bank is permitted to make capital distributions during a calendar year without receiving prior OTS approval up to net income for the applicable year to date plus retained net income for the preceding two years. Any distributions in excess of that amount require prior regulatory approval. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. The Bank’s ability to pay dividends to the Company is subject to OTS approval, the financial performance of the Bank which is dependent upon, among other things, the local economy, the success of the Bank’s lending activities, compliance by the Bank with applicable regulations, investment performance and the ability to generate fee income.

Federal Reserve System Requirements

     The Federal Reserve Board regulations require depository institutions to maintain non-interest bearing reserves against their deposit transaction accounts (primarily NOW and regular checking accounts), non-personal time deposits (transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3 percent on all amounts from $4.7 million to $47.8 million of net transactions, plus 10 percent on the remainder. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

     Members of the FHLB System also are authorized to borrow from the Federal Reserve “discount window” subject to restrictions imposed by Federal Reserve regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from a Federal Reserve Bank.

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

Consumer Protection and Other Laws and Regulations

     The Bank is also subject to a variety of federal laws and regulations designed to protect borrowers and to promote lending to various sectors of the economy. Included among these laws and regulations are the Equal Credit Opportunity Act and Regulation B, the Federal Home Mortgage Disclosure Act, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws.

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

     The DBF also interprets the Georgia Bank Holding Company Act to include savings and loan holding companies as “bank holding companies”, thus giving the DBF the authority to make examinations of the Company and any subsidiaries and to require periodic and other reports. Existing DBF regulations do not restrict the business activities or investments of the Company or the Bank.

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

Item 2. PROPERTIES

     The principal executive offices of the Company are located at 4419 Cowan Road, Tucker, Georgia, in a 33,415 square foot building leased under an operating lease, which expires in 2003. The main office of the Bank is located at 2355 Main Street, Tucker, Georgia. The Company’s 14 branch offices are located in the Alpharetta, Doraville, Dunwoody, Jonesboro, Lawrenceville, Lilburn, McGinnis Ferry, Morrow, Northlake, Palmetto, Snellville, Tucker, Union City and Wesley Chapel areas of metropolitan Atlanta, Georgia. Two of the Bank’s 14 locations are under an operating lease and the Bank owns the remaining branch properties, including the main office. The lease on the Jonesboro office expires in 2006 and the lease on the Lawrenceville office expires in 2011. The McGinnis Ferry Branch is located in McGinnis Ferry Shopping Center, in Suwanee, Georgia. This four-unit shopping center was developed by EREA and the Bank leases three units to independent third parties.

     In addition, the Company owns and leases offices, which are used as administrative and operational facilities. The Bank’s loan operations office, located in Tucker, Georgia, is leased under an operating lease, which expires in 2004. The Bank’s operations center is located in Morrow, Georgia, and owned by the Company. The Company owns four additional buildings, located in Tucker, Georgia. Administrative or operational staff occupies three of the buildings and one is leased to an independent third party.

     The Company leases offices in Jacksonville and Ponte Vedra, Florida, and Charlotte, North Carolina. The leases in Jacksonville, Florida and Charlotte, North Carolina expire in 2003. The Ponte Vedra, Florida lease expires in 2004. Charlotte and some space in Ponte Vedra is sublet space to independent third parties. The office in Jacksonville is available to be sublet.

     The Company also owns land and buildings held for future branch sites in Forsyth County and Gwinnett County. The property located in Gwinnett County is a seven-unit shopping center, Parkside Shopping Center that was also developed by EREA. The Bank currently leases five units to independent third parties.

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

     By Order of November 1, 2000, the trial court granted summary judgment in favor of Tucker Federal with respect to Plaintiffs’ claims for punitive damages, holding that the only substantive claim of Plaintiffs remaining for trial are those founded on alleged breach of contract. The trial court also determined that genuine issues of fact exist with respect to Tucker Federal’s counterclaim based on breach of contract. Both Tucker and Plaintiffs appealed the trial court’s ruling to the Georgia Court of Appeals, which affirmed the trial court in a decision entered November 7, 2001. Both parties sought pretrial review of this decision by the Georgia Supreme Court, which was denied. The case is presently pending in the trial court for further consideration of pretrial motions and trial.

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

     Management believes the resolution of the aforementioned matters would not have a material effect on its financial condition, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

Part II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “EBSI”. The following table sets forth, for the periods indicated, the high and low last sale prices of the Common Stock as reported on the Nasdaq National Market and dividends paid per share.

FISCAL YEARS ENDED			DIVIDENDS PAID
MARCH 31,	HIGH	LOW	PER SHARE
2002
First Quarter	$16.010	$12.380	$0.00
Second Quarter	15.000	12.550	0.00
Third Quarter	15.000	12.420	0.00
Fourth Quarter	25.740	14.440	0.00

2001
First Quarter	$16.625	$11.063	$0.16
Second Quarter	14.125	10.500	0.16
Third Quarter	11.813	9.250	0.16
Fourth Quarter	14.875	10.000	0.16

     On March 31, 2002, the last sale price of the Common Stock, as reported on the Nasdaq National Market, was $25.74. On May 10, 2002, there were 5,719,468 shares of Common Stock outstanding and approximately 3,800 shareholders of Common Stock.

     During fiscal 2001, the Company paid four quarterly dividends totaling $0.64 per share. In July 2001, the Company announced it would indefinitely discontinue dividend payments on common stock. Based on $0.16 per share, the per share rate paid for the previous twelve quarters, discontinuing the payment of quarterly dividends will improve the Company’s capitalization and liquidity by approximately $900,000 each quarter. While the Bank is considered “well-capitalized”, the Company has targeted a greater level of capitalization to provide the ability to grow the community banking segment. The Company did not pay cash dividends on its Common Stock during fiscal 2002.

     The ability of the Company to pay cash dividends to its stockholders is directly dependent upon the Bank’s ability to pay cash dividends to the Company and the earnings and cash flow of the holding company’s subsidiaries. The Bank is subject to certain restrictions on the amount of dividends it is permitted to pay. See “Supervision and Regulation – Capital Distributions”.

     The amount of any cash dividends paid on Common Stock will be determined by the Company’s Board of Directors in light of conditions existing from time to time, including the Company’s growth prospects, profitability, financial condition, investment opportunities, liquidity requirements, results of operations, regulatory restrictions and other factors deemed relevant by the Board of Directors. Given the proposed merger with RBC Centura, the resumption of dividend payments is not expected for the upcoming fiscal year.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of and for the Year Ended
	March 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Selected Results of Operations:
Interest income	$73,103	$95,765	$87,812	$90,743	$71,900
Interest expense	45,954	61,121	52,689	56,778	40,007
Net interest income	27,149	34,644	35,123	33,965	31,893
Provision for loan losses	11,686	5,900	900	2,181	2,601
Noninterest income	15,618	14,577	21,333	24,718	16,349
Noninterest expenses	32,157	45,433	41,589	41,382	35,391
Income (loss) before income taxes	(1,076)	(2,112)	13,967	15,120	10,250
Net income (loss)	(720)	(1,351)	9,532	10,222	7,210

Per Common Share:
Earnings (loss) per common share-basic	$(0.13)	$(0.24)	$1.71	$1.79	$1.27
Earnings (loss) per common share-diluted(1)	(0.13)	(0.24)	1.69	1.74	1.23
Dividends declared	—	0.64	0.64	0.64	0.60
Book value per share	13.49	13.65	13.21	13.43	13.03
Average common shares outstanding-basic	5,671	5,637	5,568	5,714	5,691
Average common shares outstanding-diluted(1)	5,671	5,637	5,648	5,866	5,839

Selected Balance Sheet Data:
Total assets	$1,132,562	$1,208,563	$1,245,071	$1,230,000	$1,149,483
Investment securities available for sale	258,783	216,849	210,644	204,618	104,736
Investment securities held to maturity	32,508	50,179	61,164	68,298	58,138
Loans held for sale	—	14,150	49,240	221,370	332,592
Loans receivable, net	712,088	770,669	780,874	623,270	535,732
Allowance for loan losses	16,519	9,255	7,191	7,345	6,505
Investment in real estate	39,620	66,561	44,956	27,599	24,796
Deposits	795,272	849,922	769,952	879,665	778,975
FHLB advances and other borrowings	210,794	228,379	362,372	221,552	240,855
Stockholders’ equity	77,106	76,936	74,471	74,817	74,702

Performance Ratios:
Return on average assets	(0.06)%	(0.11)%	0.77%	0.82%	0.83%
Return on average equity	(0.88)%	(1.75)%	13.13%	13.50%	10.00%
Net interest margin – taxable equivalent	2.57%	3.04%	3.20%	3.03%	4.11%
Equity to assets	6.81%	6.37%	5.98%	6.08%	6.50%
Efficiency ratio	75.19%	92.30%	73.67%	70.52%	73.36%

Asset Quality:
Total non-accrual loans	$23,885	$4,489	$8,050	$6,411	$7,791
Potential problem loans	2,908	9,207	9,517	2,550	4,009
Total non-accrual and potential problem loans	26,793	13,696	17,567	8,961	11,800
Real estate owned, net	286	2,501	1,521	2,096	2,947
Total problem assets	27,079	16,197	19,088	11,057	14,747
Total problem assets/Total assets	2.39%	1.34%	1.53%	0.90%	1.28%
Total problem assets/Loans receivable, net (plus allowance)	3.72%	2.08%	2.42%	1.75%	2.72%
Allowance for loan losses/Total problem assets	61.00%	57.14%	37.67%	66.43%	44.11%
Ratio of net charge-offs to average loans receivable, net	0.59%	0.47%	0.15%	0.23%	0.25%

Capital Ratios (Tucker Federal Bank):
Leverage capital	6.70%	6.07%	5.75%	5.77%	4.59%
Tier 1 capital	9.91%	9.03%	9.12%	9.97%	7.47%
Total capital	11.14%	10.18%	10.01%	10.99%	8.31%

Market Price of Common Stock:
High	$25.74	$16.625	$22.000	$27.25	$26.00
Low	12.38	9.250	13.188	17.00	15.00

(1)	For the years ended March 31, 2002 and 2001, 22,538 and 35,803, respectively, were excluded due to net losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

Overview

     The following discussion and analysis of the consolidated results of operation and financial condition of Eagle Bancshares, Inc. and subsidiaries for each of the three years in the period ended March 31, 2002, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of the Company’s performance.

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements beginning on page 8. Certain accounting policies require management to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

     The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the Company’s financial statements.

     Allowance for loan losses – A provision for loan losses is charged to operations based on management’s evaluation of the probable losses in the loan portfolio. This evaluation considers the balance of non-accrual loans, the estimated value of the underlying collateral, the nature and volume of the portfolio, loan concentrations, specific problem loans, economic conditions that may affect the borrower’s ability to repay, and such other factors as, in management’s judgment, deserve recognition under existing economic conditions. Loans are charged-off to the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are credited to the allowance. The allowance for loan losses to total problem assets was 61.00 percent at March 31, 2002 compared to 57.14 percent at March 31, 2001. Allowance for loan losses to average loans receivable outstanding, net, was 2.22 percent at March 31, 2002 compared to 1.14 percent at March 31, 2001. Management considers this level of allowances adequate based upon the loan portfolio mix, credit quality ratings in the loan portfolio and credit quality of certain classified loans.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Company’s primary market areas. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Management considers a loan to be impaired when the loan is classified as non-accrual, or based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude large groups of smaller balance homogeneous loans, residential mortgages loans, construction loans secured by first mortgage liens, and consumer installment, that are collectively evaluated for impairment. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Specific allowances for loan losses are allocated for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price, or the estimated fair value of the underlying collateral. At March 31, 2002 and 2001, the loan loss allowance related to these impaired loans was $6,901,000 and $111,000, respectively. At March 31, 2002 and 2001, all impaired loans had a related loan loss allowance. For the years ended March 31, 2002 and 2001, the Company charged-off $3,354,000 and $23,000, respectively, against the loan loss allowance related to impaired loans. For the years ended March 31, 2002 and 2001, the average recorded investment in impaired loans was $9,010,000 and $1,978,000, respectively.

     Investment Securities – Investment securities are classified into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. No securities have been classified as trading securities by the Company as of March 31, 2002.

     Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

     Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

     Investments in Real Estate – Investments in real estate are carried at the lower of cost or net realizable value. Certain carrying charges, including interest, related to properties under development are capitalized as development costs during the construction period. Profits are recognized from the sale of real estate when the sale is consummated based on the selling price, net of the related total development costs associated with the real estate sold. At March 31, 2002, all investments in real estate represented more than 50% ownership and have been consolidated for financial reporting purposes.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     The Company recorded a net loss in fiscal 2002 of $720,000 compared to a net loss of $1,351,000 in fiscal 2001. For fiscal 2002, the net loss per average common share assuming dilution was $0.13 compared to a net loss per average common share assuming dilution of $0.24 in fiscal 2001. Without one-time pre-tax charges of $6,025,000, net income for fiscal 2001 would have been $2,565,000 or $0.45 per average common share assuming dilution. During fiscal 2002, an increase in the provision for loan losses, primarily attributable to mezzanine lending, created the Company’s loss position.

     The Company exited the mortgage and construction loan business outside of metropolitan Atlanta during the previous fiscal year. Prior to this, mortgage banking activities were significant to the Company’s performance and were reported as a separate segment. At the beginning of the current fiscal year, the Company began reporting its mortgage activities as part of the community banking segment. In the fiscal year ended March 31, 2001, the Company recognized pre-tax charges related to exiting the wholesale mortgage operation and exiting its outlying retail mortgage and construction loan markets of $6,025,000.

     The Company was engaged in three lines of business: community banking, mezzanine financing and real estate development and sales. Of the total $720,000 in net loss, the community banking operation contributed net income of $5,122,000; Eagle Real Estate Advisors, the real estate development and sales business, contributed net income of $2,756,000; and Eagle Bancshares Capital Group, the mezzanine financing unit, accounted for a net loss of $6,814,000. Other operations accounted for a net loss of $1,784,000. Other operations consist primarily of revenues and expenses related to the parent company only. Revenues are generated from interest and dividends received on the holding company’s portfolio of investment securities available for sale and interest expense related to the Company’s trust preferred securities. See Item 1, Business, (b) Financial Information about Industry Segments and Note 13, in the “Notes to Consolidated Financial Statements” for details regarding the Company’s segments.

Net interest income

     Net interest income decreased by $7,495,000 or 21.63 percent to $27,149,000 in fiscal 2002 from $34,644,000 in fiscal 2001. This decrease resulted primarily from a decrease in the Company’s net interest spread and a decrease in loans outstanding. The Company’s net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased during the year to 2.33 percent from 2.84 percent in the prior year. The yield on interest earning assets decreased to 6.84 percent from 8.28 percent while the cost of interest bearing liabilities decreased to 4.51 percent compared to 5.44 percent in the prior year. Many of the Company’s assets adjust immediately with prime rate changes. During fiscal 2002, the Bank’s prime rate dropped 3.25 percent. Loans and investments are largely funded with longer-term certificates of deposit that adjust less frequently. The pressure on the net interest margin has begun to ease as the Company’s interest-bearing liabilities reprice.

     Interest income received on loans decreased $22,441,000 or 29.64 percent to $53,267,000 in fiscal 2002 from $75,708,000 in fiscal 2001. During fiscal 2002, the yield on the loans receivable portfolio decreased to 7.13 percent for the year compared to 8.81 percent in the prior year. The yield on loans held for sale decreased to 5.40 percent from 7.51 percent in fiscal 2001. Decreases in both the loans receivable portfolio and loans held for sale also contributed to the decrease in interest income. In fiscal 2002, average loans receivable decreased to $744,849,000 from $811,771,000 in fiscal 2001. As a result of the Company exiting markets outside of the metropolitan Atlanta area in fiscal 2001, where it originated the majority of its loans held for sale, average loans held for sale decreased to $3,017,000 compared to $55,960,000 in the prior year.

     Interest received on mortgage-backed securities increased $1,503,000 or 15.12 percent to $11,444,000 in fiscal 2002 from $9,941,000 in fiscal 2001. This increase is due to growth in the mortgage-backed securities portfolio during the year as the Company re-positioned its securities portfolio. The yield on mortgage-backed securities decreased 55 basis points to 6.21 percent from 6.76 percent in the prior year. Interest received on investment securities and other interest earning assets decreased $1,724,000 or 17.04 percent to $8,392,000 in fiscal 2002 from $10,116,000 in fiscal 2001. The taxable equivalent yield on investment securities and other interest earning assets decreased 102 basis points to 6.17 percent from 7.19 percent in the prior year. This was accompanied by a decrease in average investment securities during fiscal 2002.

     Interest expense decreased $15,167,000 or 24.81 percent to $45,954,000 in fiscal 2002 from $61,121,000 in fiscal 2001. This is primarily the result of a decrease in average deposit balances coupled with a decrease in the cost of funds. Interest expense on deposits decreased $10,382,000 or 23.84 percent to $33,173,000 in fiscal 2002 from $43,555,000 in fiscal 2001. The cost of deposits decreased 121 basis points to 4.33 percent during the year from 5.54 percent in the prior year. The Company’s efforts to obtain lower cost funding resources has resulted in an increase in core deposits of $80,696,000 or 27.65% to $372,574,000 at March 31, 2002 from $291,878,000 one year ago. At the same time, as the Bank continued to attract lower cost deposits, certificates of deposit decreased $135,346,000 or 24.25% to $422,698,000 at March 31, 2002 from $558,044,000 one year ago.

     Interest expense on FHLB advances and other borrowings decreased $4,791,000 or 31.76 percent to $10,292,000 in fiscal 2002 from $15,083,000 in fiscal 2001. During the year, the Bank’s cost of FHLB advances and other borrowings decreased 28 basis points to 4.61 percent from 4.89 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans. During fiscal 2001, the Bank utilized FHLB advances to fund primarily construction loans and loans held for sale. Due to a decline in both the average balance of construction loans and loans held for sale, average FHLB advances decreased to $223,495,000 during fiscal 2002 compared to $308,574,000 during fiscal 2001.

Provision for loan losses

     A provision for loan losses is charged to expense in order to maintain the allowance for loan losses at an adequate and appropriate level, as determined by management, to cover inherent risks in the Company’s loan portfolio. The amount of the provision for loan losses is based upon numerous factors including, among other factors, loan charge-offs, non-performing and potential problem loans, loan concentrations, and current economic conditions that may affect the borrower’s ability to repay, and such other factors as management believes should be considered under existing circumstances that could impact the loan portfolio. The Company increased the provision for loan losses $5,786,000 to $11,686,000 in fiscal 2002 from $5,900,000 in fiscal 2001.

     The increase in the provision is primarily due to the deterioration of the Company’s mezzanine loan portfolio in the fourth quarter of fiscal 2002. As a result of the deterioration, management hired an independent consultant to review each loan for impairment. Based on this information, EBCG recorded an additional provision for loan losses of $7,386,000 during the quarter. In fiscal 2002, EBCG recorded a total of $8,036,000 in provision for loan losses in conjunction with its mezzanine loan portfolio. During the fourth quarter of fiscal 2002, EBCG classified five mezzanine loan relationships totaling $9,773,000 as non-accrual loans. In addition, the Bank’s non-accrual loans increased during fiscal 2002 to $14,112,000 compared to $4,489,000 in fiscal 2001. The Bank also classified one mezzanine relationship, with two loans totaling $3,123,000, as non-accrual during fiscal 2002. Provision for loan losses related to this relationship is reflected in the Bank’s allowance for loan losses.

     Included in the fiscal 2001 loan loss provision, in conjunction with the Company’s decision to exit its lending activities in outlying markets and the subsequent decision to sell $7,500,000 of non-accrual loans, the Company recorded a pre- tax charge to the loan loss provision of $3,700,000. Management continually evaluates the inherent risks in the Company’s existing loan portfolio and the level of allowance for loan losses.

     Total non-performing and potential problem assets increased to $27,079,000 at March 31, 2002 compared to $16,197,000 at March 31, 2001. Total problem assets, which include all non-performing and classified assets, increased to 2.39 percent of total assets at March 31, 2002, from 1.34 percent of total assets at March 31, 2001. See “Credit Risk Management and Allowance for Loan Losses.”

Non-interest income

     Non-interest income increased by $1,041,000 or 7.14 percent to $15,618,000 for fiscal 2002 from $14,577,000 for fiscal 2001. The shift in the Bank’s deposit base contributed to an increase in service charge revenue. Service charges increased $925,000 or 27.41 percent to $4,300,000 in fiscal 2002 compared to $3,375,000 in fiscal 2001. The increase is attributable to the Bank’s higher level of core deposits coupled with an increase in fees received from the Bank’s courtesy overdraft services.

     Non-interest income generated from Eagle Real Estate Advisors includes gains on the sale of real estate and real estate commissions. Revenues from these sources increased $195,000 or 2.51 percent to $7,955,000 in fiscal 2002 from $7,760,000 during fiscal 2001. This increase was due to increased real estate commissions of $1,279,000 in fiscal 2002 compared to real estate commissions of $981,000 in fiscal 2001. Gains recorded by the Company, net of minority interest in consolidated entities, on the sales of investments in real estate amounted to $6,676,000 in fiscal 2002, down slightly from $6,779,000 in the prior year. In July 2001, The Phoenix on Peachtree, LLC, the Company’s condominium project, began closing its pre-sold condominium units. During fiscal 2002, 48 of the project’s condominium units closed. In addition, during fiscal 2002, 273 residential lots were sold in the Company’s real estate projects compared to 306 in the prior period. Included in fiscal 2001, was approximately $1,791,000 attributable to the sale of acreage purchased for resale.

     Traditionally, mortgage production fees were the largest component of non-interest income and such fees, for fiscal 2002, decreased $3,511,000 or 84.00 percent to $669,000 compared to $4,180,000 in fiscal 2001. The volume of loans sold in the secondary market decreased to $22,720,000 during 2002 compared to $452,677,000 during 2001.

     The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 2002, 2001, and 2000, the Company sold the majority of mortgage loans with servicing released and the largest component of mortgage production fees was service release premiums. As discussed previously, the Company exited its wholesale mortgage operations and retail mortgage operations outside of metropolitan Atlanta during fiscal 2001. The Bank continues to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network, however, income associated with mortgage origination will be reduced and the activity is no longer a significant element of the Company’s performance.

     During fiscal 2002, the Bank recorded gains on the sales of investment securities of $774,000 as a result of repositioning its balance sheet and shortening the average life of its investment securities portfolio. During fiscal 2001, the Bank modified its investment objectives and reconfigured its holdings accordingly to lock in yield and protect itself from undesired excess liquidity, given the rapidly declining rate environment, resulting in losses on the sales of investment securities of $599,000. As the rate environment continued to decline during fiscal 2002, the Bank sold some of the investments it had purchased in the prior fiscal year and recognized a gain. The Company used the proceeds received on these sales to purchase investment securities with shorter average terms than those sold.

     Other income includes miscellaneous loan fees of $1,027,000 and $1,116,000 in fiscal 2002 and 2001, respectively.

Non-interest expense

     Non-interest expense decreased $13,276,000 or 29.22 percent to $32,157,000 in fiscal 2002 from $45,433,000 in fiscal 2001. The Company’s efficiency ratio was 75.19 percent for fiscal 2002 compared to 92.30 percent for fiscal 2001.

     Salaries and employee benefits decreased $4,324,000 or 23.14 percent to $14,365,000 in fiscal 2002 compared to $18,689,000 in fiscal 2001. This decrease is primarily due to exiting wholesale mortgage operations and retail mortgage and construction lending markets outside of metropolitan Atlanta, resulting in a total reduction in work force of approximately 140 positions during fiscal 2001. Occupancy expense decreased $1,218,000 or 23.76 percent to $3,909,000 in fiscal 2002, compared to $5,127,000 in fiscal 2001, again primarily as a result of the Company exiting markets and the wholesale lending operations.

     Data processing expense decreased $414,000 or 13.69 percent to $2,611,000 in fiscal 2002 from $3,025,000 in fiscal 2001. Data processing expense in fiscal 2001, included expenses associated with enhancements to the Bank’s Internet site, justrightbank.com and electronic banking services.

     Marketing expense decreased $1,472,000 or 59.31 percent to $1,010,000 in fiscal 2002 compared to $2,482,000 in fiscal 2001. In fiscal 2001, the Company launched a multimedia campaign largely designed to promote the Company’s Internet banking site, justrightbank.com. Professional fees decreased $1,984,000 or 53.05 percent to $1,756,000 in fiscal 2002 from $3,740,000 for fiscal 2001. The decrease in professional services reflects a decline in legal expenses incurred in connection with the Prime Lending lawsuit. See “Part I, Item 3, Legal Proceedings”.

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

     Through March 31, 2002, $2,172,000 has been charged against the accrual. At March 31, 2002, the remaining accrual related to employee severance and termination costs and leasehold and other contract termination costs.

     The following tables shows the reconciliation of charges related to the disposal of the wholesale lending group and the exit charges related to all outlying retail mortgage and construction loan markets for the fiscal years ended March 31, 2002 and 2001:

	Balance as of			Balance as of
(dollars in thousands)	April 1, 2001	Utilized	Reversed(1)	March 31, 2002

Restructuring charges:
Employee severance and termination costs	$339	$(277)	$(30)	$32
Leasehold and other contract termination costs	690	(520)	(49)	121

Total restructuring charges	$1,029	$(797)	$(79)	$153

(1)	Reversal of restructuring reserves is a result of lower actual severance and facility shutdown costs than originally estimated.

	Balance as of				Balance as of
(dollars in thousands)	April 1, 2000	Charges	Utilized	Reversed(1)	March 31, 2001

Restructuring charges:
Employee severance and termination costs	$—	$497	$(23)	$(135)	$339
Leasehold and other contract termination costs	—	1,140	(210)	(240)	690
Other asset impairment	—	916	(916)	—	—
Transaction costs	—	91	(91)	—	—
Intangible impairment	—	56	(56)	—	—

Total restructuring charges	$—	$2,700	$(1,296)	$(375)	$1,029

(1)	Due to delays in disposal of the wholesale lending group these line items were accrued in June 2001 quarter, reversed in September 2001 quarter and accrued in December 2001 quarter when disposal occurred.

     Other expenses decreased $1,341,000 or 14.21 percent to $8,095,000 in fiscal 2002 compared to $9,436,000 in fiscal 2001. Expenses related to telephone, postage and office supplies declined contributing to the decrease. In addition, marketing expenses associated with three of the Company’s investments in real estate decreased during fiscal 2002 as compared to fiscal 2001. In fiscal 2002, the Company recognized impairment of an investment in preferred stock and recorded a pre-tax charge to earnings of $94,000, which is included in other expense. In fiscal 2001, the Company recognized impairment related to this investment of $250,000. Impairment was recognized on this investment primarily due to reported losses and regulatory actions taken against the issuer in the fourth quarter of fiscal 2001.

     During fiscal 2002, the Company wrote off its remaining investment of $1,135,000 while in fiscal 2001 the Company recorded provision of $265,000, which was included in other expenses. This provision was related to the Company’s investment in Brinkman Technology. During the fourth quarter of fiscal 2002, the Company charged-off its investment because the market for electronic bill presentment has failed to develop as anticipated and there is a lack of positive trends in the sales of these types of products. The Company’s investment will convert to amortizing debt in 2004 and the Company will continue to monitor this relationship for recovery. See “Item 1, Business, (b) Financial Information about Industry Segments – Mezzanine”.

Income tax expense

     The Company’s effective tax rate for fiscal 2002 was 33.09 percent compared to 36.03 percent in the prior year.

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

Net interest income

     Net interest income decreased by $479,000 or 1.36 percent to $34,644,000 in fiscal 2001 from $35,123,000 in fiscal 2000. This decrease resulted primarily from an increase in interest-bearing liabilities coupled with an increase in the Company’s cost of funds. The Bank’s net interest spread (the difference between the yield earned on interest earning assets and the cost of interest bearing liabilities) decreased during the year to 284 basis points from 299 basis points in the prior year. The primary reason for the decrease was due to the increase in the cost of interest bearing deposits that increased to 5.54 percent at March 31, 2001 from 4.78 percent at March 31, 2000. The yield on interest earning assets increased to 8.28 percent from 7.89 percent while the cost of interest bearing liabilities increased to 5.44 percent compared to 4.90 percent in the prior year. Many of the Company’s assets adjust immediately with prime rate changes. During fiscal year 2001, the Bank’s prime rate dropped 100 basis points. Loans and investments are largely funded with longer-term certificates of deposit that adjust less quickly. As these liabilities re-price, the pressure on the Company’s net interest spread will ease.

     Interest income received on loans increased $6,712,000 or 9.73 percent to $75,708,000 in fiscal 2001 from $68,996,000 in fiscal 2000. While originations of loans held for sale decreased, the yield on the loan portfolio increased to 8.72 percent for the year compared to 8.26 percent in the prior year. Interest received on mortgage-backed securities increased $794,000 or 8.68 percent to $9,941,000 in fiscal 2001 from $9,147,000 in fiscal 2000. This increase is due to growth in the mortgage-backed securities portfolio during the year. In March 2001, the Company sold $18,709,000 in mortgage-backed securities, thus reflecting a lower portfolio balance at March 31, 2001 as compared to March 31, 2000. The yield on mortgage-backed securities increased 20 basis points to 6.76 percent from 6.56 percent in the prior year. Interest received on investment securities and other interest earning assets increased $447,000 or 4.62 percent to $10,116,000 in fiscal 2001 from $9,669,000 in fiscal 2000. The yield on investment securities and other interest earning assets increased 13 basis points to 7.19 percent from 7.06 in the prior year.

     Interest expense increased $8,432,000 or 16.00 percent to $61,121,000 in fiscal 2001 from $52,689,000 in fiscal 2000. This is primarily the result of an increase in deposit balances coupled with an increase in the cost of funds. Interest expense on deposits increased $7,937,000 or 22.28 percent to $43,555,000 in fiscal 2001 from $35,618,000 in fiscal 2000. The cost of deposits increased 76 basis points to 5.54 percent during the year from 4.78 percent in the prior year. The increase is primarily attributable to certificates of deposit issued prior to the decline in interest rates experienced during fiscal 2001. The majority of these certificates of deposit, 71.55 percent, have a remaining term of one year or less. Additionally, during fiscal 2001, the Bank offered a 7.00 percent interest rate on new money market accounts opened on its Internet banking site, justrightbank.com. These money market accounts have all repriced to lower interest rates as of April 1, 2001. The Bank offers a tiered money market account and the current rate is based on the balance in each account. Interest expense on FHLB advances and other borrowings increased $501,000 or 3.44 percent to $15,083,000 in fiscal 2001 from

$14,582,000 in fiscal 2000. During the year, the Bank’s cost of FHLB advances and other borrowings increased 4 basis points to 4.89 percent from 4.85 percent in the prior year. The Bank utilizes short term FHLB advances to fund primarily construction loans and loans held for sale. Interest expense related to trust preferred securities decreased $6,000 or 0.24 percent to $2,483,000 in fiscal 2001, from $2,489,000 in fiscal 2000.

Provision for loan losses

     A provision for loan losses is charged to expense in order to maintain the allowance for loan losses at an adequate and appropriate level, as determined by management, to cover inherent risks in the Company’s loan portfolio. The amount of the provision for loan losses is based upon numerous factors including, among other factors, loan charge-offs, non-performing and potential problem loans, loan concentrations, and current economic conditions that may affect the borrower’s ability to repay, and such other factors as management believes should be considered under existing circumstances that could impact the loan portfolio.

     The Company increased the provision for loan losses $5,000,000 to $5,900,000 in fiscal 2001 from $900,000 in fiscal 2000. Total non-performing and potential problem assets decreased to $16,197,000 at March 31, 2001 compared to $19,088,000 at March 31, 2000. Total problem assets, which include all non-performing and classified assets, decreased to 1.34 percent of total assets at March 31, 2001, from 1.53 percent of total assets at March 31, 2000. In conjunction with the Company’s decision to exit its lending activities in outlying markets and the subsequent decision to sell the $7,500,000 portfolio of non-accrual loans, the Company recorded a pre-tax charge to the loan loss provision of $3,700,000. This provision expense is primarily attributable to the following charges. Approximately $1,775,000 of this provision charge was taken as a specific reserve to reflect impairment of the portfolio of non-accrual residential mortgage loans sold in 2001. The additional provision expense of approximately $1,500,000 was recognized after the Company evaluated the collectibility of the credits in the outlying construction markets. Management continually evaluates the inherent risks in the Company’s existing loan portfolio and the level of allowance for loan loss. See “Credit Risk Management and Allowance for Loan Losses.”

Non-interest income

     Non-interest income decreased by $6,756,000 or 31.67 percent to $14,577,000 for fiscal 2001 from $21,333,000 for fiscal 2000. Historically, mortgage production fees were the largest component of non-interest income and such fees decreased $2,861,000 or 40.63 percent to $4,180,000 compared to $7,041,000 in fiscal 2000. The volume of loans sold in the secondary market decreased to $452,677,000 during 2001 compared to $814,677,000 during 2000. The dollar amount of loans sold fluctuates based on the demand for mortgages in the Company’s market, which is affected by job creations, interest rates and general economic conditions. In addition, the margin received on loan sales fluctuates due to changes in the general interest rate and the competitive environment. The following table shows mortgage production fees, the dollar amount of loans sold in the secondary market and the margin earned on those loans for the periods indicated:

SUMMARY OF MORTGAGE PRODUCTION

(dollars in thousands)
Year ended March 31,	2001	2000

Fees	$4,180	$7,041
Dollar volume sold	$452,677	$814,677
Margin earned	0.92%	0.86%

     The Company evaluates the cost of servicing and premiums offered when deciding whether to retain or sell servicing rights. In fiscal 2001, 2000, and 1999, the Company sold the majority of mortgage loans with servicing released and the largest component of mortgage production fees was service release premiums. As discussed previously, the Company exited its wholesale mortgage operations and retail mortgage operations outside of metropolitan Atlanta during fiscal 2001. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch banking network, however, income associated with mortgage origination will be reduced and the activity will no longer be a significant element of the Company’s performance.

     Service charges, at the community bank, increased $802,000 or 31.17 percent to $3,375,000 in fiscal 2001 compared to $2,573,000 in fiscal 2000. During fiscal 2000, the Bank introduced courtesy overdraft services which is designed to increase fees received from service charges. The increase in services charges during the current year reflects fees earned from this service.

     In addition, income generated from Eagle Real Estate Advisors decreased $492,000 or 5.96 percent to $7,760,000 in fiscal 2001 from $8,252,000 during fiscal 2000. This decrease was due to decreased gains recorded on the sales of investments in real estate amounting to $6,779,000 and real estate commissions of $981,000 compared to gains of $7,135,000 and commissions of $1,117,000 in fiscal 2000. The primary reason for the decrease in gains recorded was due to a decrease in lot sales. During fiscal 2001, 306 residential lots were sold in the Company’s real estate projects compared to 327 in the prior period. Additionally, in fiscal 2001, approximately $1,791,000 was attributable to the sale of acreage purchased for resale. During fiscal 2000, $1,268,000 in gains recorded was attributable to the sale of the Company’s Barnes and Noble Store and approximately $1,052,000 was attributable to the sale of acreage purchased for resale.

     In the quarter ended March 31, 2000, the Company made a strategic investment in an electronic bill presentment and payment (“EBPP”) company, NextBill.com. During fiscal 2001, the Company recorded a loss of $2,664,000,000 in connection with its investment in NextBill.com. The loss is comprised of current losses of $1,086,000 and an impairment charge of $1,578,000 recognized during the fourth quarter of fiscal 2001. See “Item 1(b), Financial Information about Industry Segments — Mezzanine”.

     Gain/loss on sales of investment securities available for sale decreased $618,000 to a loss of $599,000 in fiscal 2001 from a gain of $19,000 in fiscal 2000. Eagle Bancshares modified its investment objectives and reconfigured its holdings accordingly to lock in yield and protect itself from undesired excess liquidity given the rapidly declining rate environment. In conjunction with this decision, the Company recognized a $460,000 loss on the sale of investments during the fourth quarter. The Company also recognized impairment on an investment in preferred stock at a troubled financial institution after review of their recent earnings announcements and discontinuation of dividends. This impairment resulted in a $250,000 charge to earnings in fiscal 2001. Impairment was recognized on this investment primarily due to reported losses and regulatory actions taken against the issuer in the fourth quarter of fiscal 2001. During fiscal 2001, gain/loss on sales of fixed assets decreased $347,000 to a loss of $194,000 from a gain of $153,000 in fiscal 2000. Gain on sales of real estate acquired in settlement of loans decreased $205,000 or 86.13 percent to $33,000 in fiscal 2001 from $238,000 during fiscal 2000.

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

     Miscellaneous income increased $467,000 or 21.05 percent to $2,686,000 in fiscal 2001 from $2,219,000 in fiscal 2000. The increase is in large part attributable to rental income received from the Company’s leases on retail space located in the McGinnis Ferry Shopping Center and the Parkside Shopping Center. See “Item 2, Properties”.

Non-interest expense

     Non-interest expense increased $3,844,000 or 9.24 percent to $45,433,000 in fiscal 2001 from $41,589,000 in fiscal 2000. The Company’s efficiency ratio was 92.30 percent for fiscal 2001 compared to 73.67 percent for fiscal 2000. In general, the increase in non-interest expense is primarily attributable to restructuring charges, professional services and miscellaneous expense.

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

     Data processing expense increased $258,000 or 9.32 percent to $3,025,000 from $2,767,000 in fiscal 2000. This increase is primarily attributable to enhancements associated with the Bank’s Internet site, justrightbank.com and electronic banking services.

     Marketing expense increased $595,000 or 31.53 percent to $2,482,000 in fiscal 2001 compared to $1,887,000 in fiscal 2000. The increase is attributable to an increased multimedia campaign largely designed to promote the Company’s Internet banking site, justrightbank.com. Professional fees increased $1,674,000 or 81.03 percent to

$3,740,000 in fiscal 2001 from $2,066,000 for fiscal 2000. The increase is largely attributable to legal expenses incurred in connection with the Prime Lending lawsuits. Federal insurance premiums decreased $87,000 or 20.37 percent to $340,000 in fiscal 2001 from $427,000 in fiscal 2000. Real estate owned provision increased $169,000 or 169.00 percent to $269,000 in fiscal 2001 from $100,000 in fiscal 2000. The increase is attributable to an in depth evaluation of the portfolio of real estate acquired in settlement of loans to ensure that the carrying value of these properties are in line with market conditions and appraised values. Based upon this evaluation the Company recorded specific reserves related to certain properties in the portfolio.

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

     The Company sold the wholesale mortgage operations on December 29, 2000 and exited all outlying retail mortgage and construction loan markets during the quarter ended March 31, 2001. Restructuring charges for the year ended March 31, 2001 are presented below:

RESTRUCTURING CHARGES

	Balance as of				Balance as of
(dollars in thousands)	April 1, 2000	Charges	Utilized	Reversed(1)	March 31, 2001

Restructuring charges:
Employee severance and termination costs	$—	$497	$(23)	$(135)	$339
Leasehold and other contract termination costs	—	1,140	(210)	(240)	690
Other asset impairment	—	916	(916)	—	—
Transaction costs	—	91	(91)	—	—
Intangible impairment	—	56	(56)	—	—

Total restructuring charges	$—	$2,700	$(1,296)	$(375)	$1,029

(1)	Due to delays in disposal of the wholesale lending group these line items were accrued in June 2001 quarter, reversed in September 2001 quarter and accrued in December 2001 quarter when disposal occurred.

     Other expenses increased $1,963,000 or 26.27 percent to $9,436,000 in fiscal 2001 compared to $7,473,000 in fiscal 2000. This increase is in large part attributable to marketing expenses associated with three of the Company’s investments in real estate. Additionally in fiscal 2001, the Company recognized impairment of an investment in preferred stock and recorded a pre-tax charge to earnings of $250,000, which is included in other expense.

Income tax expense

     The Company’s effective tax rate for fiscal 2001 was 36.03 percent compared to 31.75 percent in the prior year.

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

     Management estimates the Company’s annual net interest income would increase approximately $439,000 or 1.36 percent, and decrease approximately $523,000 or 1.62 percent in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. A fair market value analysis of the Company’s balance sheet calculated under an instantaneous 100 basis point increase in rates over March 31, 2002, estimates an $8,909,000 or 6.31 percent decrease in market value. The Company estimates a like decrease in rates would decrease market value $2,465,000 or 1.75 percent. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

     In fiscal 2003, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income.

     The following table reflects the average balances, the interest income or expense and the average yield and cost of funds of the Company’s interest earning assets and interest bearing liabilities during the fiscal years ended March 31, 2002, 2001 and 2000.

AVERAGE BALANCE SHEET

March 31,	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Assets:
Loans receivable(1)	$744,849	$53,104	7.13%	$811,771	$71,503	8.81%	$697,664	$60,070	8.61%
Loans held for sale	3,017	163	5.40%	55,960	4,205	7.51%	137,349	8,926	6.50%
Mortgage-backed securities	184,161	11,444	6.21%	146,977	9,941	6.76%	139,470	9,147	6.56%
FHLB stock	10,085	645	6.40%	12,523	957	7.64%	11,871	909	7.66%
Taxable investments(2)	77,210	4,927	6.38%	53,404	3,539	6.63%	66,898	4,309	6.44%
Tax-exempt investment securities(2) (3)	30,623	2,483	8.11%	71,473	5,480	7.67%	66,150	5,002	7.56%
Interest earning deposits and federal funds sold	25,706	812	3.16%	14,184	921	6.49%	2,502	183	7.31%

Total interest earning assets	1,075,651	73,578	6.84%	1,166,292	96,546	8.28%	1,121,904	88,546	7.89%
Non-interest earning assets	102,639			102,501			108,977

Total assets	1,178,290			1,268,793			1,230,881

Liabilities and Equity:
Interest-bearing deposits	158,300	3,469	2.19%	109,191	3,458	3.17%	108,413	3,476	3.21%
Savings	28,200	356	1.26%	31,379	465	1.48%	35,042	607	1.73%
Money markets	109,505	3,600	3.29%	83,965	4,262	5.08%	81,753	3,150	3.85%
Certificates of deposit	470,393	25,748	5.47%	561,513	35,370	6.30%	520,165	28,385	5.46%

Total deposits	766,398	33,173	4.33%	786,048	43,555	5.54%	745,373	35,618	4.78%
Advances and other borrowings	223,495	10,292	4.61%	308,574	15,083	4.89%	300,856	14,582	4.85%
Trust preferred securities	28,750	2,489	8.66%	28,750	2,483	8.64%	28,750	2,489	8.66%

Total interest bearing liabilities	1,018,643	45,954	4.51%	1,123,372	61,121	5.44%	1,074,979	52,689	4.90%
Non-interest bearing deposits	52,940			53,270			53,084
Non-interest bearing liabilities	24,751			15,003			30,226
Stockholders’ equity	81,956			77,148			72,592

Total liabilities and equity	1,178,290			1,268,793			1,230,881

Net interest/rate spread		27,624	2.33%		35,425	2.84%		35,857	2.99%
Taxable-equivalent adjustment		(475)			(781)			(734)

Net interest income, actual		$27,149			$34,644			$35,123
Net interest earning assets/net interest margin	$57,008		2.57%	$42,920		3.04%	$46,925		3.20%

Interest earning assets as a percentage of interest bearing liabilities	105.60%			103.82%			104.37%

(1)	Non-accrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2)	The yield for investment securities classified as available for sale is computed using historical amortized cost balances.

(3)	Interest income includes the effects of taxable-equivalent adjustments using a 70% dividends received deduction or state income tax rate of 6%, to increase tax-exempt interest income to a taxable-equivalent basis for all years reported.

     The rate volume analysis below explains the components of net interest income for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributed to (1) changes in rate (difference in rate x prior period volume), (2) changes in volume (difference in volume x prior period rate), and (3) changes in rate-volume (difference in rate x difference in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate. See “Asset Liability Management-Interest Rate Risk.”

RATE/VOLUME ANALYSIS

(dollars in thousands)	2002 Compared to 2001			2001 Compared to 2000
INCREASE (DECREASE) DUE TO	Rate	Volume	Total	Rate	Volume	Total

Interest income on interest earning assets:
Loans receivable	$(11,784)	$(6,614)	$(18,398)	$1,424	$10,009	$11,433
Loans held for sale	(926)	(3,116)	(4,042)	1,216	(5,937)	(4,721)
Mortgage-backed securities	(859)	2,362	1,503	284	510	794
FHLB stock	(142)	(170)	(312)	(2)	50	48
Taxable investment securities	(138)	1,526	1,388	124	(894)	(770)
Tax-exempt investment securities(1)	298	(3,295)	(2,997)	74	404	478
Interest earnings deposits	(621)	512	(109)	(23)	761	738

Total	(14,172)	(8,795)	(22,967)	3,097	4,903	8,000

Interest expense on interest bearing liabilities:
Deposits	(9,295)	(1,087)	(10,382)	5,895	2,042	7,937
FHLB advances and other borrowings	(823)	(3,968)	(4,791)	121	380	501
Trust preferred securities	7	—	7	(6)	0	(6)

Total	(10,111)	(5,055)	(15,166)	6,010	2,422	8,432

Net change in net interest income	$(4,061)	$(3,740)	$(7,801)	$(2,913)	$2,481	$(432)

(1)	Reflects taxable-equivalent adjustments using the statutory state income tax rate of 6% or a 70% dividends received deduction in adjusting interest on tax-exempt investment securities to a taxable equivalent basis.

     The Bank’s ALCO has primary responsibility for managing the Company’s exposure to interest rate risk. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

     Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as “Gap.” A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets. The Company’s Gap position is evaluated and reviewed continuously. The Company has a positive one year Gap of 10.08 percent as of March 31, 2002.

     The following table presents the Company’s interest sensitivity gap between interest earning assets and interest bearing liabilities at March 31, 2002. The gap analysis is prepared using either actual repricing intervals or maturity dates when stated. Loans held for sale are included in less than three months since it is management’s intent to sell them within that time. Equity securities having no stated maturity are reported after five years. Historically, the Company’s NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Company considers a portion of money market accounts to be rate sensitive based on historical growth trends and management’s expectations.

GAP ANALYSIS

		More than	More than	More than
March 31, 2002	Less than	3 months	1 year	3 years to	After 5
(dollars in thousands)	3 months	to 1 year	to 3 years	5 years	Years	Total

Interest earning assets re-pricing:
Loans receivable	$330,387	$88,536	$121,367	$75,797	$111,438	$727,525
Investment securities (1)	34,132	30,737	64,117	49,249	113,200	291,435
FHLB Stock	—	—	—	—	9,750	9,750
Interest bearing deposits	3,529	—	—	—	—	3,529

Total interest earning assets	368,048	119,273	185,484	125,046	234,388	1,032,239

Interest bearing liabilities re-pricing:
Deposits	111,867	210,803	129,312	72.645	213,211	737,838
Borrowings	15,176	35,333	35,000	285	125,000	210,794
Subordinated debentures	—	—	—	—	28,750	28,750

Total interest bearing liabilities	127,043	246,136	164,312	72,930	366,961	977,382

Interest rate sensitivity Gap	241,005	(126,863)	21,172	52,116	(132,573)	54,857
Cumulative interest rate sensitivity Gap	$241,005	$114,142	$135,314	$187,430	$54,857

Cumulative interest rate sensitivity Gap as a percentage of total assets	21.28%	10.08%	11.95%	16.55%	4.84%

(1)	Excludes the effect of SFAS No. 115, “Accounting for Certain Investment Debt and Equity Securities”, consisting of net unrealized losses in the amount of $144,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following table sets forth certain information at March 31, 2002, regarding the dollar amount of loans maturing in the Bank’s net loan portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year.

March 31, 2002	One Year	One Year to	After
(dollars in thousands)	or Less	Five Years	Five Years	Total
Real estate mortgage loans:
Fixed rates	$8,403	$67,299	$250,284	$325,986
Adjustable rates	16,899	37,868	134,237	189,004
Real estate construction, net:
Fixed rates	4,594	1,274	—	5,868
Adjustable rates	104,465	29,914	1,237	135,616
Commercial loans:
Fixed rates	1,219	6,569	2,760	10,548
Adjustable rates	18,221	2,900	3,191	24,312
Mezzanine, net – Fixed rates	10,091	2,857	—	12,948
Consumer and others
Fixed rates	1,091	15,499	5,009	21,599
Adjustable rates	186	1,244	214	1,644

Total	$165,169	$165,424	$396,932	$727,525

Less:
Deferred costs and other unearned income				1,082
Allowance for loan losses				(16,519)

Total				$712,088

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The next table sets forth the dollar amount of all loans due after one year from March 31, 2002, which have predetermined interest rates and have floating or adjustable rates.

March 31, 2002	Predetermined	Floating or
(dollars in thousands)	Rates	Adjustable Rates

Real estate-mortgage	$317,583	$172,105
Real estate-construction, net	1,274	31,151
Commercial	9,329	6,091
Mezzanine, net	2,857	—
Consumer and other	20,508	1,458

Total	$351,551	$210,805

Note: The above information was compiled based upon contractual terms to maturity. The actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loan portfolio and concentration

     The loan portfolio decreased $58,581,000 or 7.60 percent to $712,088,000 at March 31, 2002, compared to the March 31, 2001 level of $770,669,000. The decrease was primarily in construction and acquisition and development loans. During the March 2001 quarter, the Company exited all construction lending markets outside of the metropolitan Atlanta area, decreasing the level of originations and outstanding commitments in construction loans. The Company had construction lending offices in five markets outside of the metropolitan Atlanta area. The Company had total commitments of $116,657,000 in construction and acquisition and development loans in those markets at March 31, 2001. At March 31, 2002, total commitments in those markets had decreased to $12,467,000.

     While construction and acquisition and development loans decreased, total real estate loans as a percentage of gross loans receivable declined only slightly to 90.94 percent at March 31, 2002 compared to 91.33 percent at March 31, 2001. During fiscal 2002, the Company grew the non-residential real estate first mortgage loan portfolio by 32.66 percent, along with increasing its portfolio of home equity loans and seconds by 22.02 percent. Non-residential mortgage loans, single-family residential mortgage loans, and home equity and second mortgages totaled $514,990,000 at March 31, 2002 compared to $497,507,000 at March 31, 2001. Commercial loans, mezzanine loans, leases and consumer loans represented 9.06 percent of the gross portfolio at March 31, 2002 compared to 8.67 percent at March 31, 2001. These loan categories totaled $71,128,000 at March 31, 2002 compared to $75,427,000 at March 31, 2001.

     At March 31, 2002, the Company had commitments outstanding on closed loans of $163,541,000, including loans in process and lines of credit. These off-balance sheet commitments represent the undisbursed portion of loans in process and the unused portion of home equity lines of credit, which are secured by residential real estate and commercial lines of credit. In addition, the Company has issued $2,732,000 in letters of credit at March 31, 2002.

     In accordance with the Company’s business plan, most significantly the Company’s decision to exit outlying mortgage and construction lending markets, the Company’s construction loan and acquisition and development loan portfolio decreased over the previous two years. The Company understands the risks inherent in interim construction financing and has designed an efficient organization to properly mitigate those risks through strict underwriting and close monitoring of the process. The Company’s underwriting criteria consider, among other things, the equity investment of the borrower, the track record and financial condition of the builder, the demand for the type of house to be constructed including a marketing survey of inventory levels of unsold homes by price range and location, the feasibility of house plans and costs, the growth prospects for the economy and the impact of changes in interest rates. The Company closely monitors construction progress and draws throughout the process. In addition, no single customer accounted for more than 2.0 percent of the Company’s loans in fiscal 2002, 2001 or 2000.

LOAN PORTFOLIO MIX

At March 31,	2002		2001		2000		1999		1998
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate loans:
Construction	$118,002	15.03%	$189,227	21.76%	$236,003	25.50%	$206,790	28.04%	$197,811	31.90%
Acquisition & development	81,184	10.34%	107,513	12.36%	128,186	13.85%	71,995	9.76%	41,992	6.77%
Real estate mortgage loans:
Non-residential	139,957	17.82%	105,500	12.13%	80,982	8.75%	58,562	7.94%	71,515	11.53%
Residential	247,689	31.54%	287,647	33.08%	325,948	35.22%	272,553	36.97%	192,994	31.12%
Home equity and second mortgages	127,344	16.21%	104,360	12.00%	80,131	8.66%	61,699	8.37%	46,218	7.45%

Total real estate loans	714,176	90.94%	794,247	91.33%	851,250	91.98%	671,599	91.08%	550,530	88.77%

Other loans:
Commercial	34,861	4.44%	30,654	3.52%	29,499	3.19%	22,896	3.11%	15,681	2.53%
Mezzanine	13,024	1.66%	20,861	2.40%	17,835	1.93%	8,225	1.12%	10,746	1.73%
Leases	—	0.00%	118	0.01%	802	0.09%	3,354	0.45%	9,463	1.53%
Consumer and other	23,243	2.96%	23,794	2.74%	26,045	2.81%	31,263	4.24%	33,755	5.44%

Total other loans	71,128	9.06%	75,427	8.67%	74,181	8.02%	65,738	8.92%	69,645	11.23%

Total gross loans receivable	785,304	100.00%	869,674	100.00%	925,431	100.00%	737,337	100.00%	620,175	100.00%

Less:
Undisbursed portion of loans in process	(57,779)		(90,917)		(137,966)		(106,704)		(77,302)
Deferred costs (fees) and other unearned income	1,082		1,167		600		(18)		(636)
Allowance for loan losses	(16,519)		(9,255)		(7,191)		(7,345)		(6,505)

Loans receivable, net	$712,088		$770,669		$780,874		$623,270		$535,732

     The following table exhibits the geographic location of the Company’s real estate construction and acquisition and development loans.

REAL ESTATE CONSTRUCTION LOANS BY TYPE AND LOCATION

At March 31, 2002		Acquisition &		% of Total
(dollars in thousands)	Construction	Development	Total	by Location

Atlanta, GA	$109,243	$77,476	$186,719	93.74%
Augusta, GA	1,610	—	1,610	0.81%
Jacksonville, FL	1,699	1,280	2,979	1.50%
Charlotte, NC	2,020	2,428	4,448	2.23%
Chattanooga, TN	3,430	—	3,430	1.72%

Total by type	$118,002	$81,184	$199,186	100.00%

Provision for loan losses and risk elements

     The Bank has an Asset Quality Committee (the “AQC”), comprised of management, which reports on asset quality at least quarterly to the Board of Directors. Management and the AQC consider numerous factors in identifying potential problem loans including, among other factors, the estimated value of the underlying collateral, loan concentrations, specific loan problems, economic conditions that may affect the borrower’s ability to repay, past payment experience, general market conditions and such other factors as management or the AQC believes should be considered under existing circumstances. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments with regard to information available to them at the time of the examination. Management is not aware of any loans classified for regulatory purposes as loss, doubtful or substandard that (i) have not been disclosed and (ii) either (a) represent or result from trends or uncertainties, which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (b) represent material credits in which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

     Management believes that the Bank’s credit review and loan monitoring processes are adequate to evaluate and monitor these risks and that the Bank’s allowance for probable loan losses is adequate in relation to the composition of its loan portfolio. The Company’s total problem assets as a percentage of loans receivable, net, plus allowance, was 3.72 percent at March 31, 2002. There is a risk that the quality of the Company’s loan portfolio could decline. Construction and acquisition and development loans comprise the second largest component of the Company’s loan portfolio. Construction loans frequently involve greater risk than residential mortgage loans principally due to (i) the potential risks associated with securing permanent financing, and (ii) general market conditions in the housing industry. Management and the AQC, along with regulators, closely monitor total exposure to each market area and price range in determining the appropriate concentrations of construction loans. The Office of Thrift Supervision (the “OTS”) also monitors and comments on the adequacy of the Bank’s provision for loan losses in conducting its examinations of the Bank.

Non-performing assets

     At March 31, 2002, the Company had non-accrual loans of $23,885,000 compared to $4,489,000 at March 31, 2001. Interest income not recognized on non-accrual loans amounted to $2,414,000 during 2002 and $157,000 during 2001. At March 31, 2002, $5,354,000 or 22.42 percent of the non-accrual loans were mortgage loans secured by residential real estate. This compares to $2,468,000 or 54.98 percent at March 31, 2001. Non-accrual construction and acquisition and development loans decreased to $1,104,000 or 4.62 percent at March 31, 2002, from $1,551,000 or 34.55 percent at March 31, 2001.The non-accrual construction and acquisition and development loans at March 31, 2002 are attributable to four relationships. Three of these borrowers are located outside of the metropolitan Atlanta area in lending markets the Bank exited during the fourth quarter of fiscal 2001.

     Non-accrual non-residential mortgage loans totaled $4,131,000 or 17.30 percent of non-accrual loans at March 31, 2002, compared to $83,000 or 1.85 percent at March 31, 2001. One borrower in the metropolitan Atlanta area had one non-residential loan totaling $3,520,000. This loan was placed on non-accrual status due to current delinquencies and concerns regarding the borrower’s cash flow position based on insufficient lease activity associated with the property. At March 31, 2001, this loan was included in the potential problem category. During fiscal 2002, the relationship was reevaluated and moved to non-accrual status. This loan was also restructured during 2002 and is included in total non-accrual non-residential loans.

     Non-accrual mezzanine loans totaled $12,896,000 or 53.99% of total non-accrual loans at March 31, 2002. The non-accrual mezzanine loans are attributable to five relationships which consist of seven loans. Two of these loans representing $3,123,000 are secured by a first lien holder position in real estate. These loans matured and payment of principal and interest was not received at the time of maturity. The borrower filed bankruptcy while the Bank was in the process of foreclosure. A recent appraisal indicates that there is adequate collateral value to fully repay this loan.

     Three other relationships relate to the managed care industry. One relationship with two loans totaling $3,036,000, financed the development of assisted living facilities. The facilities are operational but have not reached stabilization as originally planned and the operations will not currently support the debt. The loans are secured by a subordinate position in real estate and are supported by personal guarantors. Two relationships with loans totaling $6,508,000 were for the development of continuing care retirement facilities. These loans are secured by second lien holder positions in real estate. The projects have experienced delays due to slower than anticipated presales which have delayed the ability to obtain construction financing. While recent third party studies indicate that the projects are feasible, if the projects do not proceed with construction and the acreage is sold undeveloped, there would be inadequate value to fully repay these loans. The loan balances, net of impairment charges and specific allowance are adequately collateralized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan impairment and Allowance for loan losses”.

     In addition, at March 31, 2002, the AQC identified $2,908,000 as potential problem loans compared to $9,207,000 of potential problem loans at March 31, 2001. At March 31, 2002, the Bank had one borrower located in the metropolitan Atlanta area with two commercial loans classified as potential problems totaling $1,794,000 or 61.69 percent of the potential problem loans. These loans were identified as potential problem loans due to noncompliance with the loan covenants and declining revenues and earnings trends. On April 8, 2002, the borrower repaid one loan, which had a balance of $1,701,000 at March 31, 2002. The remaining loan is current.

     Real estate owned decreased by $2,215,000 or 88.56 percent to $286,000 at March 31, 2002, from $2,501,000 at March 31, 2001. Total problem assets as a percent of total assets increased to 2.39 percent at March 31, 2002 from 1.34 percent at March 31, 2001.

     The following table reflects non-accrual loans, past due and restructured loans as of the dates indicated. Potential problem loans are those with respect to which management has doubts regarding the ability of the borrower to comply with current loan repayment terms and have been classified as such by the AQC, regardless of payment status.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS(1)

at March 31,
(dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans:
Real estate loans:
Construction	$1,104	$1,219	$264	$497	$479
Acquisition & development	—	332	326	—	648
Real estate mortgage loans:
Non-residential	611	83	—	282	—
Residential	4,735	1,908	6,165	4,310	3,505
Home equity and second mortgages	619	560	285	503	364

Total Real Estate Loans	7,069	4,102	7,040	5,592	4,996

Other loans:
Commercial	338	109	238	37	24
Mezzanine	12,896	—	—	—	—
Leases	—	119	234	311	2,054
Consumer and other	62	159	538	471	717

Total other loans	13,296	387	1,010	819	2,795

Restructured loan – non-residential real estate	3,520	—	—	—	—

Total non-accrual	23,885	4,489	8,050	6,411	7,791
Real estate owned, net	286	2,501	1,521	2,096	2,947

Total nonperforming assets	24,171	6,990	9,571	8,507	10,738

Potential problem loans	2,908	9,207	9,517	2,550	4,009

Total problem assets	$27,079	$16,197	$19,088	$11,057	$14,747

Total nonperforming assets/Total assets	2.13%	0.58%	0.77%	0.69%	0.93%

Total problem assets/Total assets	2.39%	1.34%	1.53%	0.90%	1.28%

Total problem assets/Loans receivable, net plus allowance	3.72%	2.08%	2.42%	1.75%	2.72%

Allowance for loan losses/Total problem assets	61.00%	57.14%	37.67%	66.43%	44.11%

(1)	Non-accrual loans include past due loans greater than 90 days.

Concentrations by Geographic Location

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION

at March 31, 2002		Potential	Real Estate		% of Total
(dollars in thousands)	Non-accrual	Problem	Owned(1)	Total	By Location

Atlanta, GA	$18,826	$2,908	$36	$21,770	80.06%
Augusta, GA	159	—	46	205	0.75%
Jacksonville, FL	698	—	20	718	2.64%
Charlotte, NC	645	—	—	645	2.37%
Chattanooga, TN	434	—	—	434	1.60%
All other locations	3,123	—	297	3,420	12.58%

Total problem assets	$23,885	$2,908	$399	$27,192	100.00%

(1)	Does not adjust for reserves of $113,000: real estate owned, net equals $286,000.

     The following table reflects concentrations of non-accrual, potential problem loans and real estate owned by geographic location and by type.

NON-ACCRUAL, POTENTIAL PROBLEM LOANS AND REAL ESTATE OWNED BY LOCATION AND TYPE

at March 31, 2002	Residential

			Comm'l					% of Total
(dollars in thousands)	Constr	Mtgs	R-Estate	Comm'l	Mezzanine	Installment	Total	By Location

Non-accrual:
Atlanta, GA	$37	$1,362	$4,131	$338	$12,896	$62	$18,826	69.23%
Augusta, GA	—	159	—	—	—	—	159	0.58%
Jacksonville, FL	410	288	—	—	—	—	698	2.57%
Charlotte, NC	436	209	—	—	—	—	645	2.37%
Chattanooga, TN	221	213	—	—	—	—	434	1.60%
All other locations	—	3,123	—	—	—	—	3,123	11.49%

Total non-accrual	1,104	5,354	4,131	338	12,896	62	23,885	87.84%

Potential problem loans:
Atlanta, GA	—	—	420	2,259	229	—	2,908	10.69%

Total potential problem loans	—	—	420	2,259	229	—	2,908	10.69%

Real estate owned
Atlanta, GA	36	—	—	—	—	—	36	0.13%
Augusta, GA	35	11	—	—	—	—	46	0.17%
Jacksonville, FL	20	—	—	—	—	—	20	0.08%
All other locations	264	33	—	—	—	—	297	1.09%

Total real estate owned(1)	355	44	—	—	—	—	399	1.47%

Total problem assets by type	$1,459	$5,398	$4,551	$2,597	$13,125	$62	$27,192	100.00%

% of total problem assets by type	5.37%	19.85%	16.74%	9.55%	48.27%	0.23%	100.00%

(1)	Does not adjust for reserves of $113,000: real estate owned, net equals $286,000.

Loan impairment

     Impaired loans amounted to $16,868,000 at March 31, 2002, compared to $181,000 at March 31, 2001. Management considers a loan to be impaired when the loan is classified as non-accrual, or based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans exclude large groups of smaller balance homogeneous loans, residential mortgages loans, construction loans secured by first mortgage liens, and consumer installment, that are collectively evaluated for impairment. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Specific allowances for loan losses are allocated for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price, or the estimated fair value of the underlying collateral. The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. See Note 2 of the Notes to Consolidated Financial Statements. Interest income recognized on impaired loans in fiscal 2002 was $70,000. At March 31, 2002 and 2001, the loan loss allowance related to these impaired loans was $6,901,000 and $111,000, respectively, which is included in the allowance for loan losses as presented in the following tables. At March 31, 2002 and 2001, all impaired loans had a related loan loss allowance. For the years ended March 31, 2002 and 2001, the Company charged-off $3,354,000 and $23,000, respectively, against the loan loss allowance related to impaired loans. For the years ended March 31, 2002 and 2001, the average recorded investment in impaired loans was $9,010,000 and $1,978,000, respectively.

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

Allowance for loan losses

     The Company set aside $11,686,000 and $5,900,000, respectively, of additional allowances for probable loan losses during the years ended March 31, 2002 and 2001. The increase in the provision is primarily due to the deterioration of the Company’s mezzanine loan portfolio in the fourth quarter of fiscal 2002. As a result of the deterioration, management hired an independent consultant to review each loan for impairment. Based on this information, EBCG recorded an additional provision for loan losses of $7,386,000 during the quarter. In fiscal 2002, EBCG recorded a total of $8,036,000 in provision for loan losses in conjunction with its mezzanine loan portfolio. The Bank recorded provision for loan losses totaling $3,650,000 during fiscal 2002.The allowance for loan losses totaled $16,519,000 or 373.56% of net charge-offs for fiscal 2002 compared to $9,255,000 or 241.27% for fiscal 2001.

     Management considered the level of charge-offs and nonperforming loans, as well as, the mix of nonperforming loans in determining the level of allowance for loan losses. During fiscal 2002, the Company’s net charge-offs totaled $4,422,000 compared to net charge-offs of $3,836,000 during fiscal 2001. During the fourth quarter of fiscal 2002, the Company charged-off $3,230,000 related to mezzanine loans and placed $12,896,000 in mezzanine loans on non-accrual. In addition, approximately $3,500,000 in loans moved from the potential problem category to non-accrual status. This was somewhat offset by the decline in potential problem loans that paid off, or reduced outstanding principal and interest amounts, during this same period.

     Also considered by management in the determination of the level of allowance for loan losses, was the change in composition in the Company’s loans receivable portfolio. At March 31, 2002, non-residential real estate mortgage loans, home equity and second mortgages, commercial and mezzanine loans had increased $53,811,000 or 20.59% to $315,186,000 at March 31, 2002 from $261,375,000. These loans represented 40.13% of gross loans receivable at March 31, 2002 compared to 30.05% at March 31, 2001. During fiscal 2002, the Bank increased provision for loan losses related to non-residential real estate mortgages and home equity lines of credit by approximately $1,500,000. This is attributable to the rapid growth of these portfolios, combined with the absence of sustained positive economic growth in the region’s economy at March 31, 2002, causing management to determine there is more inherent risk associated with these loans and the home equity lines unused commitments. In addition, the Bank provided $1,200,000 of specific provision for loan loss related to one non-accrual, non-residential loan and $437,000 related to one mezzanine loan relationship. These loan types, in general, involve greater risks than single-family residential mortgage loans.

     While single-family residential mortgage loans are generally considered a conservative investment, the Company has experienced an increase in non-accrual single-family mortgage loans during the current fiscal year. The Bank’s portfolio of single-family residential mortgage loans decreased $39,958,000 during fiscal 2002, at the same time, non-accrual single-family residential mortgage loans increased $2,827,000 or 148.17% to $4,735,000 at March 31, 2002 from $1,908,000 at March 31, 2001.

     In fiscal 2001, the Bank recorded specific allowance for loan loss of approximately $3,700,000, of which approximately $1,775,000 was recorded due to impairment of a $7,500,000 portfolio of non-accrual single-family residential mortgages. These loans were subsequently sold and a loss of $1,775,000 was charged to the allowance for loan losses. Also included in the $3,700,000 recorded in fiscal 2001, was specific allowance for loan losses related to the construction loan portfolio outside the metropolitan Atlanta area in markets the Company was preparing to exit. Management determined that there was increased risk associated with the existing construction loans in these markets. The Company exited those markets in the March 2001 quarter.

     These aforementioned changes in loan concentrations and nonperforming assets are reflected in the level of allowance for loan losses and in the allocation of the allowance for loan losses. For more information on loan concentrations and nonperforming assets see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan portfolio and concentration and Nonperforming assets”.

     An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, the allocation is primarily based on previous charge-off experience adjusted for risk characteristic changes among each category. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. When determining the appropriate amount for the unallocated loan loss allowances, the AQC considers estimation risk associated with the general and specific loan loss allowances calculations. Furthermore, various conditions that are not directly measured by any other component of the allowance are considered in the level of unallocated loan loss allowances. Management believes that the allowance for losses on loans are adequate based upon management’s evaluation of, among other things, estimated value of the underlying collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower’s ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and composition of the Company’s loan portfolio. The following tables provide an analysis of the allowance for loan losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

March 31,

(dollars in thousands)	2002	2001	2000	1999	1998

Allowance for loan losses, Beginning of year	$9,255	$7,191	$7,345	$6,505	$5,198
Charge-offs:
Real estate loans:
Construction	293	271	28	—	88
Acquisition & development	59	8	—	12	—
Real estate mortgage loans:
Non-residential	3	—	—	5	252
Residential	201	2,364	399	107	236
Home equity and second mortgages	395	248	92	440	259

Total real estate loans	951	2,891	519	564	835

Other loans:
Commercial	215	160	308	27	78
Mezzanine	3,230	—	—	—	—
Leases	113	—	30	466	—
Consumer and other	602	1,480	940	764	635

Total other loans	4,160	1,640	1,278	1,257	713

Total charge-offs	5,111	4,531	1,797	1,821	1,548
Recoveries	689	695	743	480	254

Net charge-offs	4,422	3,836	1,054	1,341	1,294

Provision for loan losses	11,686	5,900	900	2,181	2,601

Allowance for loan losses, end of year	16,519	9,255	7,191	7,345	6,505

Average loans receivable, net, outstanding for the period	$744,849	$811,771	$697,664	$572,610	$519,393

Ratio of net charge-offs to average loans receivable, net, outstanding	0.59%	0.47%	0.15%	0.23%	0.25%

Allowance to average loans receivable, net Outstanding	2.22%	1.14%	1.03%	1.28%	1.25%

Allowance to net charge-offs	373.56%	241.27%	682.26%	547.73%	502.70%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

March 31,	2002		2001		2000		1999		1998

	Dollar		Dollar		Dollar		Dollar		Dollar
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)

Balance at end of period applicable to:
Real estate loans:
Construction	$1,023	15.03%	$2,285	21.76%	$952	25.50%	$1,019	28.04%	$1,010	31.90%
Acquisition & development	479	10.34%	658	12.36%	685	13.85%	876	9.76%	744	6.77%
Real estate mortgage loans:
Non-residential	4,120	17.82%	1,291	12.13%	875	8.75%	572	7.94%	531	11.53%
Residential	1,084	31.54%	893	33.08%	1,548	35.22%	1,134	36.97%	986	31.12%
Home equity and second mortgages	2,298	16.22%	1,366	12.00%	1,027	8.66%	980	8.37%	882	7.45%

Total real estate loans	9,004	90.94%	6,493	91.33%	5,087	91.98%	4,581	91.08%	4,153	88.77%

Other loans:
Commercial	1,273	4.44%	705	3.52%	535	3.19%	550	3.11%	203	2.53%
Mezzanine	5,243	1.66%	265	2.40%	194	1.93%	123	1.12%	161	1.73%
Commercial leases	—	—	59	0.01%	53	0.09%	315	0.45%	591	1.53%
Consumer and other	791	2.96%	876	2.74%	799	2.81%	1,086	4.24%	821	5.44%

Total other loans	7,307	9.06%	1,905	8.67%	1,581	8.02%	2,074	8.92%	1,776	11.23%

Unallocated	208	—	857	—	523	—	690	—	576	—

Total	$16,519	100.00%	$9,255	100.00%	$7,191	100.00%	$7,345	100.00%	$6,505	100.00%

(1)	Loan balance in each category expressed as a percentage of gross loans receivable, including undisbursed portions of loans in process.

INVESTMENT SECURITIES

     During fiscal 2002, investment securities increased $24,263,000 or 9.09 percent over the prior year. At March 31, 2002, the Company had total investments in securities of $291,291,000 versus $267,028,000 at March 31, 2001. The Company classifies its investment securities in one of three categories: trading, available for sale, or held to maturity. The Company has no trading securities.

     The investment securities portfolio at March 31, 2002 was comprised of $32,508,000 of investment securities held to maturity at amortized cost. Investment securities held to maturity at March 31, 2001 totaled $50,179,000. The Company has the ability and it is management’s intent to hold these securities to maturity for investment purposes. The Company has allowed the level of investment securities held to maturity to decline over the past three years allowing more flexibility in the management of the investment securities portfolio. Investment securities held to maturity represented 11.16 percent of the total investment securities portfolio at March 31, 2002, compared 18.79 percent at March 31, 2001.

     Investment securities available for sale totaled $258,783,000 at March 31, 2002 and are carried at estimated fair value. At March 31, 2001, investment securities available for sale were $216,849,000. Investment securities available for sale represented 88.84 percent of the investment securities portfolio at March 31, 2002, compared to 81.21 percent at March 31, 2001. The market value of the available for sale portfolio at March 31, 2002 was $144,000 less than the amortized cost of these securities. The Company reports the effect of the change in fair value of investment securities classified as available for sale as a separate component of equity, net of income taxes. Investment securities available for sale had a net unrealized loss as shown in the Company’s stockholders’ equity section of $89,000 and $168,000 at March 31, 2002 and 2001, respectively.

     The Company took the opportunity to benefit from the declining interest rate environment and re-positioned it investment securities portfolio. During the year ended March 31, 2002, proceeds from sales of investment securities available for sale was $103,596,000 and net gains realized on those sales was $774,000. The Company used the proceeds to purchase $188,919,000 in investment securities with average terms that are shorter than those sold.

     In the fourth quarter of fiscal 2001, the Company recognized impairment on an investment in preferred stock at a troubled financial institution after review of their recent earnings announcements and discontinuation of dividends. As a result of this impairment, the Company recorded a charge to earnings of $250,000. During fiscal 2002, the Company recorded an additional $94,000 impairment charge associated with this investment.

     The Company holds no investment securities by any single issuer, other than mortgage-backed securities issued by an agency of the United States government, which equaled or exceeded 10 percent of stockholders’ equity at March 31, 2002, 2001 or 2000. The following table reflects investment securities held in the Company’s investment securities portfolio for the periods indicated:

INVESTMENT SECURITIES

As of March 31,
(dollars in thousands)	2002	2001	2000

Investment Securities Held to Maturity:
US Treasury and US Government Agencies	$2,000	$7,323	$11,406
Mortgage-backed securities	26,291	35,466	39,325
Corporate bonds	2,472	2,465	4,958
Other debt securities	1,745	4,925	5,475

Total	32,508	50,179	61,164

Investment Securities Available for Sale:
US Treasury and US Government Agencies	31,163	19,863	50,219
Mortgage-backed securities	171,575	102,669	106,778
Corporate bonds	—	25,678	—
Equity securities-preferred stock	12,499	8,634	11,144
Other debt securities	43,546	60,005	42,503

Total	258,783	216,849	210,644

Total Investment Securities:
US Treasury and US Government Agencies	33,163	27,186	61,625
Mortgage-backed securities	197,866	138,135	146,103
Corporate bonds	2,472	28,143	4,958
Equity securities-preferred stock	12,499	8,634	11,144
Other debt securities	45,291	64,930	47,978

Total	$291,291	$267,028	$271,808

     The following table reflects the stated contractual maturities, amortized cost or estimated value and weighted average yield of investment securities held in the Company’s portfolio, for the periods indicated:

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

	Investment Securities		Investment Securities
	Held to Maturity		Available for Sale
	March 31, 2002		March 31, 2002

	Amortized	Weighted	Estimated	Weighted
(dollars in thousands)	Cost	Average Yield	Fair Value	Average Yield(1)

US Treasury and US Government Agencies:
Within 1 year	$1,000	6.26%	$—	—
1-5 years	1,000	6.26%	25,153	5.78%
5-10 years	—	—	6,010	3.32%
More than 10 years	—	—	—	—

Total	2,000	6.26%	31,163	5.31%

Mortgage-backed securities:
Government National Mortgage Association:
Within 1 year	—	—	—	—
1 to 5 years	—	—	5,468	7.31%
5 to 10 years	—	—	—	—
More than 10 years	16,469	6.65%	26,876	6.55%

Total	16,469	6.65%	32,344	6.68%

Federal National Mortgage Association:
Within 1 year	—	—	—	—
1 to 5 years	—	—	—	—
5 to 10 years	—	—	29,123	5.74%
More than 10 years	281	5.78%	64,333	5.93%

Total	281	5.78%	93,456	5.87%

Federal Home Loan Mortgage Corporation:
Within 1 year	—	—	—	—
1 to 5 years	—	—	—	—
5 to 10 years	—	—	6,219	5.53%
More than 10 years	9,541	6.48%	39,556	5.95%

Total	9,541	6.48%	45,775	5.89%

Other:
Within 1 year	1,745	6.97%	—	—
1 to 5 years	—	—	—	—
5 to 10 years	—	—	47	2.77%
More than 10 years	—	—	43,499	6.10%

Total	1,745	6.97%	43,546	6.10%

Corporate Debt:
Within 1 year	500	10.88%	—	—
1 to 5 years	1,972	7.60%	—	—
5 to 10 years	—	—	—	—
More than 10 years	—	—	—	—

Total	2,472	8.26%	—	—

Equity Securities:
Within 1 year	—	—	—	—
1 to 5 years	—	—	—	—
5 to 10 years	—	—	—	—
More than 10 years	—	—	12,499	3.27%

Total	—	—	12,499	3.27%

Total investment securities:
Within 1 year	3,245	7.35%	—	—
1 to 5 years	2,972	7.15%	30,621	6.05%
5 to 10 years	—	—	41,399	5.35%
More than 10 years	26,291	6.58%	186,763	5.89%

Total	$32,508	6.71%	$258,783	5.82%

(1)	Weighted average yield computed using amortized cost.

DEPOSITS

     Deposits are the Company’s primary funding source. Total deposits decreased $54,650,000 or 6.43 percent to $795,272,000 from $849,922,000 at March 31, 2001. The decline in total deposits was planned and precipitated by the Bank’s aggressive re-pricing of time deposits. The decrease in deposits was in certificates of deposits, which declined $135,346,000 or 24.25 percent to $422,698,000 at March 31, 2002 from $558,044,000 at March 31, 2001.

     Core deposits offer the Bank a lower cost source of funds. Core deposits rose $80,696,000 or 27.65 percent to $372,574,000 at March 31, 2002 from $291,878,000 at March 31, 2001. Core deposits now comprise 46.85 percent of the Bank’s total deposit base versus 34.34 percent at March 31, 2001. The Bank has introduced a competitive line of demand deposit and money market products, ranging from free checking to an upscale, interest-bearing account. The Bank uses traditional marketing methods to attract new customers. Its deposit network is serviced from its 14 branches located in metropolitan Atlanta and Internet banking site justrightbank.com. As a result of the Bank’s aggressive re-pricing of time deposits and ability to attract core deposits, the weighted average interest rate on deposits decreased to 3.16 percent at March 31, 2002 from 5.28 percent at March 31, 2001.

     The following table sets forth information on the maturity distribution of certificates of deposit of $100,000 or more.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

Certificates of
Deposit
(dollars in thousands)	March 31, 2002

3 months or less	$22,522
Over 3 months through 6 months	15,318
Over 6 months through 12 months	24,877
Over 12 months	30,900

Total outstanding	$93,617

     The following table exhibits the Company’s composition of deposits for the years indicated.

DEPOSIT MIX

at March 31,	2002		2001
(dollars in thousands)	Amount	% of Total	Amount	% of Total

Demand deposits
Non-interest bearing deposits	$57,434	7.22%	$49,075	5.78%
0.50% – 2.71% Interest bearing deposits	162,269	20.41%	103,287	12.15%
1.00% Savings	29,201	3.67%	29,340	3.45%
0.75% 3.00% Money markets	123,670	15.55%	110,176	12.96%
Certificate accounts less than $100,000:
1.00% – 5.99%	229,256	28.83%	116,945	13.76%
6.00% – 7.99%	99,825	12.55%	309,016	36.36%
Certificate accounts $100,000 and greater 1.98% –7.59%	93,617	11.77%	132,083	15.54%

Total	$795,272	100.00%	$849,922	100.00%

     The following table exhibits the average amount of deposits and weighted average rate by the categories indicated.

AVERAGE DEPOSIT BALANCES AND RATES

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Demand deposits:
Interest bearing deposits	2.19%	$158,300	3.17%	$109,191	3.21%	$108,413
Savings	1.26%	28,200	1.48%	31,379	1.73%	35,042
Money markets	3.29%	109,505	5.08%	83,965	3.85%	81,753
Certificates of deposits	5.47%	470,393	6.30%	561,513	5.46%	520,165

Total	4.33%	$766,398	5.54%	$786,048	4.78%	$745,373

BORROWINGS

     The FHLB system functions as a reserve credit facility for thrift institutions and certain other member home financing institutions. The Bank utilizes advances from the FHLB to fund a portion of its assets. At March 31, 2002, advances were $190,206,000 an increase from $176,075,000 at March 31, 2001. The weighted average interest rate on FHLB advances was 5.29 percent and 5.53 percent at March 31, 2002 and 2001, respectively. EREA utilizes borrowings from third parties to fund real estate activities. The weighted average interest rate on these borrowings was 5.06 percent and 8.24 percent at March 31, 2002 and 2001, respectively. In addition, the Company has a 7.00% fixed rate line of credit, with an outstanding balance at March 31, 2002 of $1,550,000. See Note 9 of “Notes to Consolidated Financial Statements.”

     The following table reflects the amount outstanding, maximum month end and average balances of short-term borrowings outstanding as well as the weighted average rate at the end of the year:

SHORT-TERM BORROWINGS

(dollars in thousands)	at March 31,	Maximum	Average

2002:
Balances outstanding	$50,509	$59,566	$30,361
Weighted average rate	4.28%	3.54%	4.58%

2001:
Balances outstanding	$41,081	$115,937	$65,533
Weighted average rate	5.90%	6.15%	6.26%

2000:
Balances outstanding	$93,983	$104,000	$62,443
Weighted average rate	5.92%	5.89%	5.82%

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

     On July 29, 1998, the Company closed a public offering of 1,150,000 of 8.50 percent Cumulative Trust Preferred Securities (the “Preferred Securities”) offered and sold by EBI Capital Trust I (the “Trust”), having a liquidation amount of $25 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Subordinated 8.50 percent Debentures (the “Debentures”) of the Company. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. See Note 15 of “Notes to Consolidated Financial Statements.”

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related data presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Bank’s assets and liabilities are critical to the maintenance of acceptable performance levels.

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

Funding Sources

     Deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. Core deposits have risen 27.65 percent from the March 31, 2001 level. Time deposits decreased 24.25 percent, causing a net decrease in total deposits of 6.43 percent at March 31, 2002 compared to March 31, 2001. The overall decline in deposits was part of management’s strategy to lower cost of funds. The costs of deposits at March 31, 2002, decreased to 3.16 percent from 5.28 percent at March 31, 2001.

     Other funding sources readily available to the Company are purchased funds, including wholesale funding sources. Wholesale funding sources include advances from the Federal Home Loan Bank, federal funds purchased and securities sold under agreements to repurchase. Short-term Federal Home Loan Bank advances and deposits are the Company’s primary funding sources. Additionally, the Company has a 7.00 percent fixed rate line of credit for $2,000,000 that matures in July 2002 and EREA utilizes borrowings from third parties to fund real estate activities. The investment securities portfolio is primarily used to manage liquidity and interest rate risk. Liquidity is available through those investment securities that are not pledged. In addition, securitization of loans in the Bank’s loans receivable portfolio could also provide a source of liquidity.

     Cash flows from operations are also a source of liquidity. Net cash from operations results primarily from net income adjusted for certain items such as depreciation and amortization, provision for loan losses, gains on the sale of investments in real estate and timing differences from the sale of loans held for sale versus originations of loans held for sale. Timing differences in prior periods were significant due to the volume of loans originated and sold on the secondary market. From April 1995 through March 2001, the Bank’s operating subsidiary, Prime Eagle, generated revenues by originating permanent mortgage loans. Substantially all fixed rate permanent mortgage loans were sold to investors. In the December 31, 2000 quarter, the Bank sold the wholesale mortgage operations and in the March 31, 2001 quarter closed all single-family residential mortgage offices located outside the metropolitan Atlanta area. The Bank will no longer originate mortgage loans through Prime Eagle. The Bank will continue to offer a competitive mortgage product line for its core Atlanta market from the existing branch network. The decrease in volume will significantly decrease the volatility related to these timing differences. In addition, prior to March 31, 2001, the Bank used primarily FHLB advances to fund construction loans and loans held for sale, the decrease in originations of these types of loans has reduced the amount of funds borrowed during fiscal 2002.

     Long-term debt at March 31, 2002 and 2001 includes $28,750,000 of trust preferred securities. A subsidiary trust issued these securities and used the proceeds to invest in subordinated debentures.

Capital

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for financial institutions. The OTS places each federally chartered thrift institution into one of five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. These classifications are based on the Bank’s level of risk based capital, leverage ratios and its supervisory ratings. FDICIA defines “well capitalized” banks as entities having a total risk based capital ratio of 10 percent or higher, a tier one risk based capital ratio of 6 percent or higher and a leveraged ratio of 5 percent or higher. At March 31, 2002, the Bank was classified as “well capitalized” under the OTS regulations that implement the FDICIA provisions described above. The Bank’s risk-based capital ratio at March 31, 2002 was 11.14 percent or 1.14 percent above the minimum required to be considered “well capitalized.”

     The following table reflects the Bank’s minimum regulatory capital requirements, actual capital and the level of excess capital by category. The Bank has historically maintained capital substantially in excess of the minimum requirement. If necessary, to ensure the Bank maintains a “well-capitalized” status and the holding company has sufficient liquidity, the Company would consider participation of certain mezzanine loans, seeking additional equity partners or additional credit facilities. The Bank paid cash dividends to the Company of $870,000, $0, and, $6,500,000, during the years ended March 31, 2002, 2001, and, 2000, respectively. During fiscal 2002 and 2001, the Company contributed $1,000,000 to the Bank. During fiscal 2001 and 2000, the Company contributed capital of $1,514,000 and $3,300,000, respectively, to EBCG and during fiscal 2001, EBCG paid dividends to the Company in the amount of $1,764,000.

REGULATORY CAPITAL

At March 31, 2002
($ in 000's)	Actual		Requirement		Excess

	Amount	%	Amount	%	Amount	%

Risk-based ratios:
Tier 1 capital (to risk-weighted assets)	$71,970	9.91%	$29,060	4.00%	$42,910	5.91%
Total capital (to risk-weighted assets)	80,928	11.14%	58,119	8.00%	22,808	3.14%
Tier 1 leverage (to total adjusted assets)	71,970	6.70%	42,943	4.00%	29,027	2.70%
Tangible equity (total adjusted assets)	71,970	6.70%	16,104	1.50%	55,866	5.20%

At March 31, 2001
($ in 000's)	Actual		Requirement		Excess

	Amount	%	Amount	%	Amount	%

Risk-based ratios:
Tier 1 capital (to risk-weighted assets)	$67,797	9.03%	$30,044	4.00%	$37,753	5.03%
Total capital (to risk-weighted assets)	76,441	10.18%	60,087	8.00%	16,354	2.18%
Tier 1 leverage (to total adjusted assets)	67,797	6.07%	44,709	4.00%	23,088	2.07%
Tangible equity (total adjusted assets)	67,797	6.07%	16,766	1.50%	51,031	4.57%

RECENT ACCOUNTING PRONOUNCEMENT

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

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 establishes accounting and reporting standards for business combinations. It requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 did not have a significant impact on the Company’s financial position or results of operation.

     SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 on April 1, 2001. SFAS No. 142 did not have a material impact on the Company’s financial position or results of operation. As of the date of adoption, the Company did not have any unamortized goodwill subject to the transition provisions of SFAS No. 142 and therefore an annual assessment for impairment is not required.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which previously governed impairment of long-lived assets, and APB

Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which addressed the disposal of a business segment. This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operation.

     On July 2, 2001, The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB 102”). SAB 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principles. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company adopted SAB 102 in July 2001. The Company prepares a detailed loan classification and estimated loss calculation, this methodology, in effect, is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof, have historically been in place. The adoption of SAB 102 did not have a material impact on its consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     During the fourth quarter of fiscal 2002, the Company recorded $9,926,000 in provision for loan losses primarily due to deterioration in EBCG’s mezzanine loan portfolio. As a result of the deterioration, management hired an independent consultant to review the portfolio during the fourth quarter of fiscal 2002 and based upon updated information regarding the underlying collateral values and progress of the proposed projects against projections, EBCG recorded $7,386,000 in additional provision and charged-off $3,230,000 in mezzanine loans against the provision for loan losses. The Bank recorded $2,540,000 in provision for loan losses during the fourth quarter. During the fourth quarter of fiscal 2002, the Bank increased provision for loan losses related to non-residential real estate mortgages and home equity lines of credit approximately $1,500,000. This is attributable to the rapid growth of these portfolios, combined with the continued weaknesses in the economy at March 31, 2002, causing management to determine there is more inherent risk associated with these loans and the home equity lines unused commitments. In addition, the Bank provided an additional $600,000 of specific provision for loan loss related to one non-accrual, non-residential loan, due to information received during the fourth quarter indicating additional deterioration in this loan credit. For more information, see “Results of Operations for the Fiscal Years Ended March 31, 2002 and March 31, 2001 – Nonperforming assets”.

     During the first quarter of fiscal 2001, the Bank recorded $1,002,000 in noninterest expense related to exiting the wholesale mortgage operations. In the second quarter of fiscal 2001, due to a delay in exiting the wholesale mortgage operation, the Bank reversed $325,000 of the charges. In the third quarter of fiscal 2001, the Bank recorded an additional $485,000 in wholesale mortgage operation exit charges. In addition, during the third quarter of fiscal 2001, the Bank recorded specific allowance for loan loss of approximately $3,700,000, of which approximately $1,775,000 was recorded due to impairment of a $7,500,000 portfolio of non-accrual single-family residential mortgages. These loans were subsequently sold and a loss of $1,775,000 was charged to the allowance for loan losses. Also included in the $3,700,000 recorded in fiscal 2001, was specific allowance for loan losses of approximately $1,500,000 related to the construction loan portfolio outside the metropolitan Atlanta area in markets the Company was preparing to exit. Management determined that there was increased risk associated with the existing construction loans in these markets. The Company exited those markets in the March 2001 quarter and recorded $1,183,000 in noninterest expense related to exiting both retail mortgage banking and construction lending in markets outside of metropolitan Atlanta. For more information, see “Results of Operations for the Fiscal Years Ended March 31, 2001 and March 31, 2000 - Provision for loan losses and Noninterest expense, restructuring charges”.

     The consolidated financial statements and the Report of Independent Public Accountants are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA

Year ended March 31,

(in thousands except per share data, unaudited)

	2002				2001

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$15,600	$18,268	$18,703	$20,532	$22,236	$24,729	$24,807	$23,993
Interest expense	9,743	10,594	12,090	13,527	14,563	16,210	15,736	14,612

Net interest income	5,857	7,674	6,613	7,005	7,673	8,519	9,071	9,381
Provision for loan losses	9,926	635	750	375	525	4,425	500	450

Net interest income (loss) after provision for loan losses	(4,069)	7,039	5,863	6,630	7,148	4,094	8,571	8,931
Noninterest income	4,139	3,300	5,691	2,488	1,287	4,580	5,001	3,709
Noninterest expenses	8,553	7,742	8,383	7,479	13,577	10,510	9,896	11,450

Income (loss) before income taxes	(8,483)	2,597	3,171	1,639	(5,142)	(1,836)	3,676	1,190

Income tax expense (benefit)	(2,707)	817	1,043	491	(1,899)	(586)	1,323	401

Net income (loss)	$(5,776)	$1,780	$2,128	$1,148	$(3,243)	$(1,250)	$2,353	$789

Earnings (loss) per common share – basic	$(1.02)	$0.31	$0.38	$0.20	$(0.57)	$(0.22)	$0.42	$0.14

Earnings (loss) per common share — diluted	$(1.02)	$0.31	$0.37	$0.20	$(0.57)	$(0.22)	$0.41	$0.14

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors and Executive Officers

     The following table sets forth certain information as of April 26, 2002 as to the name, age and position of the directors of the registrant and of the executive officers who are not directors of the Company, including all positions and offices with the Company and its subsidiaries and their business experience during the past five years.

DIRECTORS
C. Jere Sechler	Mr. Sechler was first elected as a director in April 1995 and was elected Chairman of the Board in May 1996. Mr. Sechler was elected President of the Company in May 1996 and served as President of Eagle Service Corporation, a wholly owned subsidiary of Tucker Federal from 1991 until July 2000. He has served as chairman of Eagle Real Estate Advisors, Inc., (“EREA”) a wholly owned subsidiary of the Company since 1991. He has been a director of Tucker Federal since 1985 and Chairman of the Board since May 1996. Mr. Sechler serves on the Board of the Georgia World Congress Center. Mr. Sechler is 56.

Walter C. Alford	Mr. Alford has been an attorney practicing in Tucker, Georgia since 1974 and has served as General Counsel to Tucker Federal since 1995. Mr. Alford became a director of the Company and of Tucker Federal in April 1995. Mr. Alford is 53.

Richard J. Burrell	Mr. Burrell retired in 1994 after 40 years with Household International, Inc., a financial services company where he served as Governmental Relations Director from 1962 until 1994. Mr. Burrell previously has served as President of the Alabama and Florida Financial Services Associations and the Georgia Equity Lenders Association. He was a director of the Stone Mountain Memorial

DIRECTORS
Association. Mr. Burrell is currently serving as a consultant to the Georgia Financial Services Association and is a director of the Young Harris College Alumni Foundation. Mr. Burrell was first elected a director of the Company in 1994. He is 74.

Richard B. Inman, Jr.	Mr. Inman served as President and Chief Executive Officer of Tucker Federal from October 1990 to February 2001 and as a director of Tucker Federal from 1988 to 2001. Mr. Inman has been a director of the Company since May 1993. He was President of Eagle Bancshares Capital Group, a subsidiary of the Company from December 1996 until February 2001. Mr. Inman is currently Managing Partner of Iron Bridge Capital, a mezzanine and venture capital company. He is 50.

Weldon A. Nash, Jr.	Mr. Nash has served as President and Chief Executive Officer of Weldon, Inc., a company based in Stone Mountain, Georgia that builds homes, develops subdivisions and commercial properties, and manages construction projects since January 1975. He is active in real estate sales and holds a Georgia real estate broker’s license. Mr. Nash, 59, was first elected as a director in March 1991.

George G. Thompson, IV	Mr. Thompson was the Superintendent of Gwinnett County Public Schools from 1990 until December 1994. He is currently employed by The Center for Leadership in School Reform, a non-profit corporation headquartered in Louisville, Kentucky, as it’s President. Mr. Thompson is 56 and has served as a director since 1993.

William F. Waldrop, Jr.	Mr. Waldrop was a partner in and the General Sales Manager for Elevator Specialists, Inc. in Atlanta, Georgia for 20 years until his retirement in 1996. He remains the Secretary Treasurer and a director of that Company. He was first elected a Director of Southern Crescent Financial Corporation (“SCFC”) in 1990 and subsequently was elected to the Tucker Federal Board in 1997 after the Company’s acquisition of SCFC. He was first elected a director of Eagle in 1998. Mr. Waldrop is 58.

EXECUTIVE OFFICERS

Charles M. Buckner	Mr. Buckner has over 30 years of banking experience in Metropolitan Atlanta having served in positions of increasing responsibility with Bank South, N.A. from 1972 to 1989. He was the initial and only President of Southern Crescent Bank from 1989 until Eagle Bancshares, Inc. acquired SCFC in 1997. Mr. Buckner was Group Vice President – Community Banking Division of Tucker Federal from 1997 until April 2000 when he was named President of Tucker Federal. He was named Chief Executive Officer and became a director of Tucker Federal in February 2001. Mr. Buckner is 52.

Glenn E. Hicks, III	Mr. Hicks was named Executive Vice President – Lending of Tucker Federal in March 2002 and has management responsibility for Commercial Lending, Construction Lending, and Loan Operations. He has also served as President of Eagle Service Corporation, a wholly owned subsidiary of Tucker Federal, since July 2000. Mr. Hicks served as managing Director and Vice President of Eagle Bancshares Capital Group, Inc., a wholly owned subsidiary of the Company, since December 1998. From 1976 to 1997, Mr. Hicks managed Premium Beverage Inc., a wholesale distribution business in metro Atlanta, with annual sales revenues in excess of $35 million. In addition, Mr. Hicks has relevant experience in real estate and operations management through the business portfolio of Hicks and Associates, a family owned business. Mr. Hicks also served as Chairman of the Stone Mountain Memorial Association and currently serves as a director of the Georgia World Congress Center Authority, Zoo Atlanta, DeKalb County Chamber of Commerce and Eagle Real Estate Advisors, Inc., a wholly owned subsidiary of the Company. Mr. Hicks is 48.

Betty Petrides	Mrs. Petrides has been Executive Vice President of the Company since 1997 and of Tucker Federal since 1988. She was elected Corporate Secretary of Tucker Federal in 1989 and to the Board of Directors of Tucker Federal in April 1995. She was elected Secretary and Treasurer of the Company in February 2001. Mrs. Petrides is 48.
Sheila E. Ray	Mrs. Ray has more than 20 years experience in banking. She served in various auditing capacities with First National Bank of Atlanta and Wachovia Corporation. She was Director of Internal Audit for First National Bancorp and First National Bank of Gainesville, Georgia from 1988 to 1991 when she assumed the role of Director of Information Processing and Administrative Support. Through acquisition, she was then employed by Regions Bank. She came to Tucker Federal Bank in 1997 as Senior Vice President and Chief Operating Officer, was named Executive Vice President of Tucker Federal in 1998, President of justrightbank.com, a division of Tucker Federal in 2000 and named Executive Vice President and Chief Financial Officer of Tucker Federal and of the Company in February 2001. Mrs. Ray is a CPA and is 44.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Commission thereunder require the Company’s executive officers and directors and persons who own more than ten percent of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports in changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and persons owning more than ten percent of the Company’s Common Stock are required by Commission regulations to furnish the Company with copies of all Section 10(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended March 31, 2002 its executive officers, directors and owners of more than ten percent of the Company’s Common Stock complied with all such applicable filing requirements.

Item 11. EXECUTIVE COMPENSATION

Director Compensation

     Members of the Board of Directors of the Company receive $400 for each full board meeting and $300 for each committee meeting attended for their services as directors of the Company. Directors of Tucker Federal receive an annual fee of $5,000, payable quarterly, in addition to $400 for each board meeting attended. Executive Committee members of Tucker Federal receive a fee of $300 for each such committee meeting attended and members of all other Tucker Federal committees receive a fee of $300 for each committee meeting attended. In addition certain members of the Board of the Company also serve on the Board of Directors of Eagle Real Estate Advisors, Inc., a subsidiary of the Company and on the Board of Directors of Eagle Service Corporation, a subsidiary of Tucker Federal. Directors of Eagle Real Estate Advisors receive $400 for each quarterly Board meeting attended and Directors of Eagle Service Corporation receive $400 for each quarterly Board meeting attended.

     The outside directors of the Company are eligible to participate in the Deferred Compensation Plan and the Performance Plan described on page 56 in the section entitled “Compensation of Executive Officers.”

     Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive Plan. On February 10, 1994, the Board of Directors of the Company approved and adopted the 1994 Eagle Bancshares, Inc. Directors Stock Option Incentive Plan (the “DSOP”). Generally, the DSOP provides for automatic grants of nonqualified stock options to be made to directors of the Company or Tucker Federal on and after February 10, 1994, as follows:

     Upon the adoption of the plan for then current directors or upon initially becoming a director of the Company or of Tucker Federal, thereafter, an individual receives an option to purchase 2,000 shares of Common Stock, which is exercisable on the date of grant; and

     Upon beginning any term as a director of the Company or Tucker Federal, if the individual is not already a member of the Company’s Board, an individual receives an option to purchase 1,500 shares of Common Stock, which vests at the rate of 500 shares per full year of service as a director thereafter.

     All options granted under the DSOP expire no later than the date immediately following the 10th anniversary of the date of grant, and may expire sooner in the event of the disability or death of the optionee, or if the optionee ceases to serve as a director. All options granted under the DSOP may not be assigned or transferred except upon death, and the exercise price of all options issued under the DSOP is the fair market value of the Common Stock on the date that the option is granted.

     Tucker Federal Savings and Loan Association Director’s Retirement Plan. Participants under the Tucker Federal Savings and Loan Association Directors’ Retirement Plan (the “Directors’ Retirement Plan”) will receive a benefit in the form of a monthly annuity for the life of the participant with payments commencing as of the first day of the month following the later of (i) the date on which the participant is no longer a Director or (ii) the date on which the participant attains age 65 (the “payment commencement date”) and continuing until the first day of the month in which the participant’s death occurs if the participant survives until his payment commencement date (although monthly payments are suspended during any period in which the participant again serves as a Director). A participant who dies prior to his payment commencement date will receive no monthly benefit under the Directors’ Retirement Plan.

Compensation Committee Report

     General. The following report of the Compensation Committee of the Board of Directors (the “Committee”) discusses generally the Committee’s executive compensation objectives and policies in connection with developing and implementing compensation for executive officers and the relationship of those objectives and policies to corporate performance for the fiscal year ended March 31, 2002. This report also provides information regarding the compensation for the Chief Executive Officer of the Company. The Committee also approves special compensation programs for members of the Executive Management Team of Tucker Federal, and for the most senior members of corporate staff. The report specifically discusses the Committee’s basis for compensation of the executive officers of the Company and Tucker Federal, named in the Summary Compensation Table. In executing its compensation responsibilities, the Committee in 2000 engaged the Human Capital Division of Arthur Andersen to (1) to review and evaluate all compensation plans, contracts and other compensation practices in connection with executive compensation of the Company, (2) to review compensation packages at comparable institutions and (3) to recommend changes to any of those plans or other practices as the firm deemed appropriate in their professional opinion. As a result of the engagement, the Committee adopted certain recommendations and implemented certain changes in the executive compensation program. The Committee continues to closely monitor the compensation system.

     Each director serving on the Committee is a disinterested director. The Committee understands that the performance of each executive officer and the structure for the reward of that performance has the potential to directly impact both the short-term and long-term profitability of the Company. Therefore, the structure of the compensation packages for each objective has both short-term and long-term components. Persons covered by this report are C. Jere Sechler, Jr., who serves as both Chairman, Chief Executive Officer and President of the Company, and as Chairman of Tucker Federal and Eagle Real Estate Advisors, a subsidiary of the Company; Charles Buckner who serves as President and Chief Executive Officer of Tucker Federal; Sheila Ray who serves as Chief Operating Officer of Tucker Federal and as Executive Vice President and Chief Financial Officer of the Company; Betty Petrides, who serves as Executive Vice President, Corporate Secretary and Treasurer of the Company, and Executive Vice President and Corporate Secretary of Tucker Federal and Glenn E. Hicks, III who serves as Executive Vice President of Tucker Federal, as President of Eagle Service Corporation, a subsidiary of Tucker Federal, and as President of Eagle Bancshares Capital Group, a subsidiary of the Company. Each of these individuals is compensated in an amount greater in total than $100,000 per year and occupies a position that has the ability to directly influence policy decisions in the Company or Tucker Federal.

     Executive Compensation Objectives and Policies. The mission of the Committee is to provide for a compensation system that not only supports the Company’s strategic direction but also balances competitive pay requirements and business economics. We believe that the interests of shareholders are best served by closely aligning corporate performance objectives to executive compensation. It is expected that compensation will vary annually based upon both Company and individual executive performance. The Committee believes that compensation should be an incentive to performance based upon both short-term and long-term measurements and be directly and visibly tied to Company performance, thus introducing substantial risk in the payout levels. This approach is best demonstrated in the amounts reflected under the Bonus column of the Summary Compensation Table from 2000 to 2002. The Committee continues to be guided by the following policies for compensation decisions:

•	Attract, retain and motivate highly qualified executives who can significantly contribute to the success of the Company. The total compensation package is designed with the current competitive employment environment in mind in order to attract the best and brightest executives, provide a motive for high level individual performance and retain executives whose skills and leadership are essential for building long-term shareholder value.

•	Correlate executive compensation with performance by aligning rewards with the achievement of Eagle Bancshares’ business strategy and objectives.

•	Link key executives’ interests with those of shareholders by tying a significant portion of executive compensation to sustained success and long-term performance of the company’s common shares.

•	Encourage stock ownership by both directors and senior management. Therefore, the implementation of long-term equity incentives that align executive compensation with benefits realized by all shareholders is a significant portion of executive compensation.

     Total executive compensation consists of base salary, incentive bonus compensation that has a potential to be paid out annually (short-term incentive or variable compensation) and a combination of stock options and awards that vest over a longer period of time (long-term incentive). All of these components are determined by an ongoing review of changes in the Company’s and its individual business units’ overall financial results over time, as well as similar data for compensation packages from financial institutions both within the Southeast and in a broader geographic range that are of comparable size to the Company, to the extent available. The Company’s base salary level for executive officers is at or below the median of base salaries of the financial institutions included in the review.

     For the periods represented in the Summary Compensation Table following this report, short-term incentive compensation payments typically had been based upon predetermined corporate performance measures. A formula of performance factors such as earnings per share, return on equity and efficiency ratio and net charge offs generally were considered and weighted in the awarding of compensation. The Committee, at its discretion, approved short-term incentive compensation opportunities for executives of up to 60 percent of base salary. Short-term incentive compensation could not be earned regardless of Company performance when the level of nonperforming assets and delinquencies at the Bank exceeded 3 percent of the total assets of the Bank on the last day of any fiscal year. These criteria served to ensure a continued level of safety and soundness for the Bank. At March 31, 2002, nonperforming and delinquent assets at the Bank were 2.14 percent as a total of Bank assets. For the named executive officers, the base salary component of the compensation package for each officer was determined at the beginning of the fiscal year, based on his or her respective employment contracts. The short-term incentive compensation portion was based upon performance factors determined in the discretion of the Committee for each of the named executive officers which could have resulted in an award of a varying percentage of base salary, depending on accomplishment of the objectives established. For the fiscal year ended March 31, 2002, the Committee determined in its discretion to pay short-term incentive compensation to executive officers of the Company as reflected in the Summary Compensation Table. Actual awards of short-term incentive compensation for the fiscal year were from 25 percent to 30 percent of base salary.

     The Committee adopted certain recommendations in conjunction with the Arthur Andersen executive compensation study relative to short-term incentive compensation that were implemented in the fiscal year ended March 31, 2002. The purpose of the variable pay component of executive compensation is to create a clear and significant stake for each individual in the performance the Company. All named executives contained in the Summary Compensation table that follows this report, have 100 percent of their annual incentive tied to performance factors for the Company and for Tucker Federal. Eagle Bancshares provides executives opportunities to earn incentives at the median of the market for on-target performance. Executives may earn incentives that exceed the median of the market for extraordinary performance. The plan contains threshold performance levels, below which there will be no payouts, performance at budget targets, and outstanding performance levels. All payouts will be subject to the approval of the Board of Directors at the end of the fiscal year, satisfactory individual job performance, and active employment at the time of payout.

     Long-term incentives or the grant of stock options and restricted stock awards are made pursuant to the Company’s 1995 Employee Stock Incentive Plan (the “ESIP”). Option grants for all named executives are subject to three-year vesting. The Committee’s belief that a significant portion of senior executives’ compensation should be dependent upon value created for the shareholders is shared by over 90 percent of the peer group institutions used in the Arthur Andersen analysis. The Committee believes that both qualified and non-qualified options as well as restricted stock awards are excellent vehicles to accomplish the aligning of interests of executive officers of the Company directly with the interests of shareholders. Options are granted with an exercise price of not less than the fair market value of the Company’s Common Stock on the date of grant, thus providing value in the executive’s options only if the value for other shareholders is expanded as well. Options generally are exercisable, in whole or in part, for a period of ten years, assuming continued employment. Long-term compensation is a significant component of total executive compensation. While the amount of the grants or awards is not based upon any particular formula, peer group comparisons of stock options and awards as a percentage of base pay is taken into consideration in determining the amount of such grants or awards. It is intended to provide the executive officers with a meaningful ownership interest in the Company, thereby linking compensation both to performance and to the interests of all other shareholders.

     All of the named executive officers are subject to employment agreements. See “Compensation of Executive Officers — Employment Agreements.” Compensation arrangements for those executives are based upon and in accordance with the employment agreements, which are renewable annually.

     Compensation of the Chief Executive Officer of the Company. The Compensation of C. Jere Sechler, Jr., Chairman, President and Chief Executive Officer of the Company is based upon a three-year employment agreement entered into on June 1, 1997. In connection with the employment agreement, which was approved by the Committee, the base salary was determined using the competitive analysis discussed in this report, and is subject to adjustment annually by the Committee, provided that the base salary is not less than $175,000 per year and any increases in base salary are not subject to reduction. Mr. Sechler’s base salary was adjusted to $210,000 per year in June 1999. On July 6, 2001, the Board extended the term of the agreement for one additional year.

     Eagle Bancshares, Inc. Deferred Compensation Plan. Effective April 1, 1999, the Board of Directors of the Company adopted the Eagle Bancshares, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). Eligible consultants, outside directors and employees who are among a select group of management or highly compensated employees can elect by the beginning of each fiscal year to defer compensation or fees that they would otherwise receive during such fiscal year. The Company, at its discretion, may credit a matching contribution in any amount it chooses for participants who make such deferrals. Earnings and losses are credited to the deferrals and matching contributions. Benefits payable under the Deferred Compensation Plan are unsecured obligations of the Company. Benefits are paid to participants in cash and generally equal the amount of their deferrals, any matching contributions in which they are vested and earnings and losses credited to such deferrals and vested matching contributions. As part of their annual deferral elections, participants can elect to receive their benefits at retirement, disability, death, and termination of employment or at least three years after their elections. In certain other circumstances, participants can receive their benefits earlier, such as in the event of a personal hardship, a change of control of the Company, or simply with the approval of the Administrative Committee which in that event will reduce the amount of the benefit payable by 10 percent. As a part of their annual deferral elections, participants also can elect whether they want their benefits paid in a lump sum or installments, except that payments must be made in a lump sum in the event of termination of employment, disability, death, a hardship withdrawal, an early withdrawal or a change of control of the Company. The Company can amend or terminate the Deferred Compensation Plan at any time, and in the event of termination, the participants would receive their benefits.

     Eagle Bancshares, Inc. Performance Stock Plan. The Board of Directors of the Company approved and adopted the Eagle Bancshares, Inc. Performance Stock Plan (the “Performance Plan”) effective as of April 1, 1999. Participants in the Performance Plan include named senior executive officers and directors of the Company and Tucker Federal. Participants are granted a specified number of shares of Restricted Stock under the DSOP or the 1995 ESIP, as applicable, and Phantom Stock (“Units”) on each date of grant. The Performance Plan provides that if all or any part of a grant of Restricted Stock may not be made under the DSOP or the 1995 ESIP, as applicable, then the recipient will be granted Units in lieu of Restricted Stock.

     Awards of Restricted Stock or Units may be made in any Plan Year based upon the percentage increase in earnings per share or Annual Stock Price provided either increase is greater than 15 percent. When an award is made to a participant, vesting in the Restricted Stock or Units is subject to the Company achieving a 200 percent increase in earnings per share or annual stock price. In order to be fully vested, the per share price of Company Common Stock on March 31, 1999 must double or earnings per share of the Company as of the fiscal year end March 31, 1999 must double. When full vesting of the Restricted Stock or Units shall occur, the award becomes nonforfeitable on a date which is five years following the date of attaining the performance goal or prior to such date on the occurrence of a change in control, as defined in the Performance Plan, the retirement of the participant at age 65 or termination of employment of the participant, without cause. During the period after an award of Restricted Stock or Units but prior to vesting, the participant will be entitled to receive dividends as declared on the Restricted Stock or Units as of each dividend record date. Any award or portion thereof which is not vested on the date the participant ceases to perform services will be forfeited as of such date. The cash value of the Units awarded to a recipient will be paid to the recipient in a single lump sum within 60 days of the date that the Units become vested and not subject to forfeiture. The value of each unit will be equal to the value of a share of the Company’s Common Stock on the date of determination.

     Omnibus Budget Reconciliation Act of 1993 Implications for Executive Compensation. It is the responsibility of the Committee to address the issues raised by tax laws that make certain non-performance-based compensation in excess of $1,000,000 to executives of public companies nondeductible to the Company. In this regard, the Committee must determine whether the Company should take any actions with respect to this limit. Given the Company’s current level of executive compensation, it is not now necessary to consider this issue. The Committee will continue to monitor this situation and will take appropriate action if it is warranted in the future.

THE COMPENSATION COMMITTEE

Richard J. Burrell, Chairman
Weldon A. Nash, Jr.
George G. Thompson, IV
William F. Waldrop, Jr.

Executive Compensation

     Summary of Compensation. The following table summarizes, for the Company and its subsidiaries, the elements of compensation paid or accrued during the three fiscal years ended March 31, 2002 to the Chief Executive Officer of Eagle Bancshares and the next four most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended March 31, 2002 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

				Long Term Compensation

	Annual Compensation			Securities	All Other
				Underlying Options	Compensation
Name and Principal Position	Year	Salary($)	Bonus ($)(1)	(#)	(2) (3) (4)

C. Jere Sechler, Jr. Chairman of	2002	$210,000	$63,000	1,500	$16,100
Board, Chief Executive Officer and	2001	$210,000	—	—	$16,851
President of the Company and of	2000	$210,000	—	—	$15,511
EREA; Chairman Of the Board, Tucker Federal

Charles M. Buckner, President and	2002	$180,000	$54,000	15,389	$14,300
Chief Executive Officer of Tucker Federal	2001	$180,000	—	20,000	$14,889
	2000	$165,000	$65,760	—	$17,183
Glenn E. Hicks, III, Executive Vice President,	2002	$155,000	$38,750	5,584	$14,182
Federal; President Eagle Service Corp. and President,	2002	$155,000	$38,750	5,584	$14,182
Eagle Bancshares Capital Group	2001	$154,000	—	—	$13,698
	2000	$143,000	$51,300	11,000	$3,162
Betty Petrides, Executive Vice	2002	$150,000	$37,500	1,500	$13,208
President and Secretary of the	2001	$150,000	—	—	$11,512
Company and Tucker Federal	2000	$150,000	—	—	$11,138

Sheila E. Ray, Executive Vice President and Chief Financial	2002	$167,000	$41,750	—	$16,100
Officer of the Company and Chief	2001	$167,000	—	8,022	$15,689
Operating Officer of Tucker Federal	2000	$159,000	$36,072	20,000	$6,664

(1)	Reflects short-term incentive compensation paid during fiscal 2002, 2001 and 2000 for the achievement of specific performance criteria (see “Compensation of Executive Officers — Compensation Committee Report — Executive Compensation Objectives and Policies”).

(2)	All other Compensation paid during fiscal 2002 includes the following: (i) contributions to the Plan which are made annually by Tucker Federal are estimated to be: Mr. Sechler – $10,100; Mr. Buckner – $10,100; Mr. Hicks – $9,782; Ms. Petrides – $9,608; Ms. Ray – $10,100; and (ii) a car allowance in the following amounts: Mr. Sechler — $6,000; Mr. Buckner — $4,200; Mr. Hicks – $4,400; Ms. Petrides — $3,600 and Ms. Ray $6,000.

(3)	All other Compensation paid during fiscal 2001 includes the following: (i) contributions to the Plan which are made annually by Tucker Federal: Mr. Sechler — $10,851; Mr. Buckner — $10,689; Mr. Hicks – $9,298; Ms. Petrides - $7,912; Ms. Ray — $9,689; and (ii) a car allowance in the following amounts: Mr. Sechler — $6,000; Mr. Buckner — $4,200; Mr. Hicks – $4,400; Ms. Petrides - $3,600 and Ms. Ray — $6,000.

(4)	All Other Compensation paid during fiscal 2000 includes the following: (i) contributions to the Plan which are made annually by Tucker Federal: Mr. Sechler — $9,511; Mr. Buckner — $12,983; Mr. Hicks — $3,163; Ms. Petrides - $7,538; and Ms. Ray — $6,664; and (ii) a car allowance in the following amounts: Mr. Sechler — $6,000; Mr. Buckner — $4,200; Mr. Hicks – $0.00; Ms. Petrides — $3,600; and Ms. Ray — $0.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of
	Securities	% of Total
	Underlying Options	Options Granted	Exercise or Base		Grant Date
	Granted	To Employees in	Price		Present Value
Name	(#)(1)	Fiscal Year	($/Share)	Expiration Date	($)(2)

C. Jere Sechler, Jr.	1,500	2.04%	$14.01	8/6/11	$6.60
Charles M. Buckner	11,889	16.19%	14.5625	4/4/11	6.78
	3,500	4.77%	13.25	2/5/11	6.05
Betty Petrides	1,500	2.04%	14.80	7/2/11	6.87
Sheila E. Ray	8,022	10.93%	14.5625	4/11/11	6.78
Glenn Hicks III	5,584	7.61%	14.5625	4/7/11	6.78

(1)	Options granted pursuant to the 1995 ESIP and the Directors Stock Option Plan represent 43.58 percent of total options granted to employees and directors of the Company during fiscal 2002. The options vest in increments, with 33 percent of the shares covered by each grant becoming exercisable on the first anniversary of the date of the grant, an additional 33 percent of the option shares becoming exercisable on the successive anniversary date, and full vesting occurring on the third anniversary date, except for 2,000 of the 3,500 shares granted to Mr. Buckner and reflected in the table above. Pursuant to the Directors Stock Option Plan, Mr. Buckner was granted the option to purchase 2,000 shares of common stock upon becoming a director of Tucker Federal Bank, a subsidiary of the Company which shares fully vest in 6 months from the date of the grant. All options were granted for a period of ten years, subject to termination upon the occurrence of certain events related to termination of employment or “change in control” of the Company or Tucker Federal. The exercise price may be paid in cash, by delivery of already owned shares or by a combination thereof, subject to certain restrictions.

(2)	The “Grant Date Present Value” is calculated using the Black-Scholes Warrant Valuation Call Option Model, assuming a constant dividend yield. This model assumes no dilution effects and includes the following assumptions for the option to purchase 1,500 shares granted to Mr. Sechler: stock price as of the date of the grant — $14.01; expected volatility – 34 percent; annual risk free rate of return (drawn from the bid yield on the seven year treasury on the date of the grant) – 5.372 percent; annual dividend yield – 0 percent; and estimated life of the option based on previous historical data – seven years: for the option to purchase

11,889 shares granted to Mr. Buckner: stock price as of the date of the grant — $14.5625; expected volatility – 34 percent; annual risk free rate of return – 5.139 percent; annual dividend yield – 0 percent and estimated life of the option – seven years: for the option to purchase 3,500 shares granted to Mr. Buckner: stock price as of the date of the grant - $13.25; expected volatility – 34 percent; annual risk free rate of return – 4.735 percent; annual dividend yield – 0 percent; and estimated life of the option – seven years: for the option to purchase 1,500 shares granted to Ms. Petrides: stock price as of the date of the grant — $14.80; expected volatility – 34 percent; annual risk free rate of return – 5.085 percent; annual dividend yield – 0 percent; and estimated life of the option – seven years: for the option to purchase 8,022 and 5,584 granted to Ms. Ray and Mr. Hicks, respectively: stock price on the date of the grant — $14.5625; expected volatility – 34 percent; annual risk free rate of return – 5.139 percent annual dividend yield – 0 percent and estimated life of the options – seven years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired on	Value	Options at Fiscal		In-the-Money Options at
	Exercise	Realized	Year End (#)		Fiscal Year End ($)
Name	#	$	Exercisable	Unexercisable	Exercisable	Unexercisable

C. Jere Sechler, Jr.	0	0	49,500	1,500	$488,880	$17,595
Charles M. Buckner	0	0	9,167	26,222	111,658	306,246
Betty Petrides	33,000	394,845	43,000	1,500	480,599	16,410
Sheila E. Ray	0	0	23,333	14,689	233,933	160,433
Glenn Hicks III	0	0	7,333	9,251	32,968	78,899

Performance Graph

     The Commission requires that the Company provide a line graph presentation that compares the Company’s cumulative five year return on an indexed basis with an overall stock market index and either a published industry index or an index of peer companies selected by the Company. The performance graph set forth below compares the Company’s cumulative total shareholder return on Common Stock with the cumulative total return of companies on the Standard and Poors (“S&P”) 500 Index and on the Standard and Poors Bank Index. The graph assumes that the value of the investment in the Company’s Common Stock in each index was $100 on March 31, 1997 and also assumes dividend reinvestment. The shareholder return reflected below for the five year historical period may not be indicative of future performance. The Company had previously compared its performance to the Standard and Poors Savings and Loan Holding Company Index. The change from the S&P Savings and Loan Index to the S&P Banks Index was a result of S&P restructuring their indices into the Global Industry Classification Standard.

	3/97	3/98	3/99	3/00	3/01	3/02

Eagle Bancshares, Inc	$100.00	$161.28	$113.92	$113.71	$106.95	$186.14
S&P 500 Index	$100.00	$148.00	$175.32	$206.78	$161.95	$162.35
S&P Banks Index	$100.00	$154.60	$147.33	$128.13	$148.57	$162.74

* $100 Invested on 3/31/97 in stock or Index - including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2002. Standard & Poor’s, advisor of The McGrawHill Companies, Inc. All rights reserved
www.standardandpoorS&P.htm

Executive Employment Agreements

     As a result of the engagement of certain compensation professionals discussed previously, (see “Compensation Committee Report”), the Company revised the form of Employment Agreement for each executive and all other employees who had previously been subject to Employment Agreements. The revisions were designed to standardize provisions between Agreement and update those provisions to be more competitive in the marketplace. Upon recommendation from the Compensation Committee, the Board authorized management to proceed with the drafting of the new agreements and further authorized management to entered into the new agreements as soon as was practicable with the understanding that the effective date was to remain the same.

     On June 1, 1997, the Company entered into a three year employment agreement with C. Jere Sechler, Jr. as Chairman, President and Chief Executive Officer of the Company with a base salary of not less than $175,000 per year. The agreement further stipulates that Mr. Sechler will continue to receive his base salary for the greater of (i) the remaining term of the agreement or (ii) 24 months following termination without cause. The agreement also provides for long-term incentive compensation through the grant of stock options pursuant to the ESIP. Pursuant to the agreement, on June 1, 1997, Mr. Sechler was granted a nonqualified stock option to purchase 68,000 shares of Common Stock at $15.75 per share. The option vested one-fourth immediately and one-fourth each year over the three year period from the date of the grant and expires ten years from the date of grant. The term of the agreement may be extended by resolution of the Board of Directors on each anniversary date of the agreement for an additional one-year beyond the then effective expiration date of the agreement. On June 2, 1999, the Board extended the agreement for one additional year and increased the base pay of Mr. Sechler to $210,000 per year. On June 6, 2000, the Board extended the term of the agreement for one additional year. On June 19, 2002, the Board again extended the term of the agreement for one additional year. On February 4, 2002 the revised form of Employment Agreement was entered into which, among other things, stipulates that Mr. Sechler will continue to receive his base salary plus certain other payments to compensate for benefit loss through the later of (i) the

Agreement expiration date or (ii) twelve months. The Board extended the revised Employment Agreement for one additional year on June 19, 2002.

     On June 1, 1997, Tucker Federal and the Company entered into a three year employment agreement with Betty Petrides which provides for a base salary of not less than $125,000 per year to serve as Executive Vice President of Tucker Federal and the Company. The agreement further stipulates that Mrs. Petrides will continue to receive her base salary for the greater of (i) the remaining term of the agreement or (ii) 24 months following termination without cause. The agreement also provides for long-term incentive compensation through the grant of stock options pursuant to the ESIP. Pursuant to the agreement, on June 1, 1997, Mrs. Petrides was granted an incentive stock option to purchase 20,000 shares of Common Stock at $15.75 per share and, on August 28, 1997, a non-qualified option to purchase 6,000 shares of Common Stock at $16.50 per share. The option vests in increments of one-third over a three-year period and expires ten years from the date of grant. The term of the agreement may be extended by resolution of the Board of Directors on each anniversary date of the agreement for an additional one-year beyond the then effective expiration date of the agreement. On June 2, 1999, the Board of Directors extended the agreement for one additional year and increased the base pay of Mrs. Petrides to $150,000 per year. On June 6, 2000, the Board extended the term of the agreement for one additional year. On February 2, 2002 the revised form of Employment Agreement was entered into which, among other things, stipulates that that Mrs. Petrides will continue to receive his base salary plus certain other payments to compensate for benefit loss through the later of (i) the Agreement expiration date or (ii) twelve months. The Board extended the revised Employment Agreement for one additional year on June 19, 2002.

     On March 31, 1997, Tucker Federal entered into a two year employment agreement with Charles Buckner which provides for a base salary of not less than $140,188 to serve as Group Vice President – Community Banking Division of Tucker Federal. On May 4, 1999, the Board extended the agreement for one additional year. On April 3, 2000, the Board extended the agreement for one additional year and increased base salary to $165,000 in consideration for Mr. Buckner to serve as President of Tucker Federal. On April 3, 2001, the Board entered into a new three-year employment agreement with Mr. Buckner, increased his base salary to $180,000 and he assumed the additional title of Chief Executive Officer of Tucker Federal. The agreement further stipulates that Mr. Buckner will continue to receive his base salary for the greater of (i) the remaining term of the agreement or (ii) 24 months following termination without cause. The agreement also provides for long-term incentive compensation through the grant of stock options pursuant to the ESIP. Pursuant to the agreement, on May 2, 2000, Mr. Buckner was granted an incentive stock option to purchase 20,000 shares of Common Stock at $13.675 per share. The option vests in increment of one-third over a three-year period and expires ten years from the date of the grant. . On April 3, 2001, the board granted an incentive stock option to purchase 11,889 shares of Common Stock at $14.56 per share to Mr. Buckner. These options also have a three-year vesting period and a ten-year expiration term. The term of the agreement may be extended by resolution of the Board of Directors on each anniversary date of the agreement for an additional one-year beyond the then effective expiration date of the agreement. On January 28, 2002 the revised form of Employment agreement was entered into which, among other things, stipulates that Mr. Buckner will continue to receive his base salary plus certain other payments to compensate for benefit loss through the later of (i) the agreement expiration date or (ii) twelve months. The Board extended the revised employment agreement for one additional year.

     On March 3, 1997, Tucker Federal entered into a two-year employment agreement with Sheila E. Ray, which provides for a base salary of not less than $95,000 to serve as Chief Operating Officer of Tucker Federal. The agreement further stipulates that Mrs. Ray will continue to receive her base salary for the greater of (i) the remaining term of the agreement or (ii) 12 months following termination without cause. The agreement also provides for long-term incentive compensation through the grant of stock options pursuant to the ESIP. The Board awarded Mrs. Ray an option to purchase 10,000 shares of Common Stock at $16.50 per share. On May 4, 1999, the Board of Directors extended Mrs. Ray’s employment agreement and increased her base salary to $120,000. On March 23, 2000, the Board again extended the agreement for one additional year, increased Mrs. Ray’s base salary to $165,000 and awarded Mrs. Ray an option to purchase 20,000 shares of Common Stock at $15.125. On April 3, 2001 an option to purchase 8.022 shares of Common Stock at a grant price of $14.56 per share was awarded to Mrs. Ray. Each option grant vests in increments of one-third each year from the date of grant and expire ten years from the date of the grant. On February 4, 2002 the revised form of employment agreement was entered into which, among other things, stipulates that Mrs. Ray will continue to receive her base salary plus certain other payments to compensate for benefit loss through the later of (i) the agreement expiration date or (ii) twelve months. The Board extended the revised employment agreement for one additional year on June 19, 2002.

     On May 4, 1999, the Company entered into a two-year employment agreement with Glenn E. Hicks, III, which provides for a base salary of not less than $132,000 to serves as Managing Director of Eagle Bancshares Capital

Group. The agreement stipulates that Mr. Hicks will continue to receive his base salary for the remaining term of the agreement or 12 months whichever is greater. On May 4, 1999, the Board awarded Mr. Hicks an option to purchase 10,000 shares of common stock at $21.38 per share. On August 3, 1999, the Board awarded Mr. Hicks an option to purchase 1,000 shares of common stock at $19.94 per share and on April 3, 2001, the Board awarded Mr. Hicks an option to purchase 5,584 shares at $14.56 per share. Each option grant vests in increments of one-third each year from the date of the grant and expires ten years from the date of the grant. On February 27, 2002 the revised form of employment agreement was entered into which, among other things, stipulates that Mr. Hicks will continue to receive her base salary of $155,000 plus certain other payments to compensate for benefit loss through the later of (i) the agreement expiration date or (ii) twelve months.

     Additionally, the employment agreements of Messrs. Buckner , Sechler and Hicks and Mrs. Petrides and Ray provide certain benefits in the event of a “Change of Control” (as hereafter defined) of the ownership of Tucker Federal or the Company. A “Change in Control” includes (i) a transaction resulting in the change in holding or power to vote more than 25% of the voting stock of Tucker Federal or the Company (ii) the acquisition of the ability to control the election of a majority of Tucker Federal ‘s or the Company’s directors, (iii) the acquisition of a controlling influence over the management or policies of Tucker Federal or the Company by any person or by persons acting as a group (within the meaning of Section 13(d) of the Securities Exchange Act of 1934) or (iv) during any period of two consecutive years, individuals (the “Continuing Directors”) who at the beginning of such period constitute the Board of Directors of Tucker Federal or of the Company (“Existing Board”) cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Existing Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. Upon a Change in Control of Tucker Federal or the Company, each executive will receive severance benefits in the event that either (i) the executive voluntarily terminates his/her employment within 30 days of the date of the change in control or (ii) the executive voluntarily terminates employment within 30 days of the one year anniversary of the date on which a change in control occurred or (iii) the executive voluntarily terminated employment within 90 days of an event that both occurs during the Protected Period and constitutes good reason or (iv) the Company or its successor(s) in interest terminate the executive’s employment during the Protected Period without his written consent and for any reason other the for Cause. In the event of a Change of Control, severance benefits for Messrs. Buckner, and, Sechler and Mrs. Petrides and Ray shall be paid in an amount equal to three times the total of (i) the amount of base salary then in effect plus (ii) the average of any short-term incentive compensation earned in the three years preceding the year in which the Change in Control occurs plus (iii) any prorata share of short term incentive compensation due the executive for any portion of a fiscal year prior to a change in control. The Employment Agreements provide for a modification of change in control benefits for excess parachute payments under I.R.S. Code Section 280G(b)(2) such that if a change in control benefit payable under the Employment Agreement, when added to any other amounts paid by the Company in relation to a Change in Control, would result in the imposition of a tax on the payment under Code Section 4999, the Company will pay an additional “gross-up” amount equal to the sum of the excise tax due under Code Section 4999 plus the income and other taxes due in relation to the additional payment. Additionally, pursuant to certain Stock Option Agreements entered into upon the granting of stock options under the ESIP, all outstanding, unexpired options vest immediately upon a Change in Control as defined in the ESIP.

Executive Compensation Plan Information

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	377,320	$5,268,538	165,046
Equity compensation plans not approved by security holders	49,000	768,995	10,000
Total	426,320	6,037,533	175,046

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth information concerning the beneficial ownership of Eagle’s common stock by directors and executive officers (designated under rules of the Securities and Exchange Commission), all directors and executive officers as a group (11 persons), and all persons known to Eagle to be the beneficial owners of more than 5 percent of Eagle’s common stock. The stock ownership information shown below has been furnished to Eagle by the named persons or obtained from information filed with the Commission. Beneficial ownership as reported in this table has been determined in accordance with regulations of the Commission and includes shares of common stock which may be acquired within 60 days. Unless indicated otherwise, the information below is current as of April 26, 2002, and each named beneficial owner possesses sole voting and investment power with respect to all shares. On April 26, 2002, Eagle had 5,719,468 shares of common stock outstanding.

	Shares Beneficially		Percent of
Beneficial Owner	Owned		Class

Directors:
Walter C. Alford (1)	31,286		*
Richard J. Burrell (2)	51,123		*
Richard B. Inman, Jr. (3)	89,171		1.16%
Weldon A. Nash, Jr. (4)	26,652		*
C. Jere Sechler, Jr. (5)	284,072		4.97%
George G. Thompson, IV (6)	11,070		*
William F. Waldrop, Jr. (7)	37,275		*
Executive Officers:
Charles M. Buckner (8)	52,959		*
Betty Petrides (9)	123,253		2.16%
Sheila E. Ray (10)	29,013		*
Glenn E. Hicks, III (11)	16,584		*
All Directors and Executive Officers As a group (11 persons)	733,495	(15)	12.83%
Beneficial Owners of 5% of Eagle’s Common stock:
Dimensional Fund Advisors, Inc. (12)	355,750		6.22%
Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan (13)	282,698		4.94%
Financial Institution Partners, L.P.; Financial Institution Partners II, L.P.; Financial Institution Partners III, L.P.; Hovde Capital, Ltd.; Hovde Capital L.L.C.; Hovde Capital, Inc.; Eric D. Hovde and Steven D. Hovde (14)	501,000		8.76%

*	Less than one percent.

(1)	With regard to Mr. Alford, the shares shown include (i) 1,704 shares held of record by his spouse in her IRA and as to which he disclaims beneficial ownership and (ii) 5,000 shares which may be acquired by Mr. Alford upon the exercise of stock options granted pursuant to the 1994 Eagle Bancshares Directors Stock Option Incentive Plan (the “DSOP”). Mr. Alford received legal fees from Tucker Federal in the amount of $320,211 during the fiscal year ended March 31, 2002. The legal fees were paid for services rendered by Mr. Alford’s law firm on behalf of Tucker Federal for matters involving litigation, title examinations, foreclosure proceedings and the closing of loan transactions, including mortgage title insurance premiums paid to the title insurance company. The fees paid were comparable to fees that could have been obtained in arms-length negotiated transactions with unaffiliated third parties. In addition, in June 1994, Mr. Alford was appointed General Counsel to Tucker Federal and received a retainer from Tucker Federal in the amount of $48,000 during the fiscal year. The portion of the retainer paid for the fiscal year is included in the total amount paid to Mr. Alford above.

(2)	With regard to Mr. Burrell, the shares shown include (i) 1,000 shares that may be acquired by Mr. Burrell upon the exercise of stock options granted pursuant to the DSOP and (ii) 123 shares he holds as custodian for his grandchildren.

(3)	With regard to Mr. Inman, the shares shown include (i) 6,500 shares which may be acquired by Mr. Inman upon the exercise of stock options granted pursuant to the DSOP; (ii) 2,000 shares held by the spouse of Mr. Inman, and to which he disclaims beneficial ownership and (iii) a total to 9,921 shares held for the account of Mr. Inman as a participant in the Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan.

(4)	With regard to Mr. Nash, the shares shown include (i) 6,500 shares, which may be acquired by Mr. Nash upon the exercise of stock options granted pursuant to the DSOP.

(5)	With regard to Mr. Sechler, the shares shown include (i) 5,000 shares which may be acquired by Mr. Sechler upon exercise of stock options granted pursuant to the DSOP; (ii) 20,718 shares held for the account of Mr. Sechler as a participant in the Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan and (iii) 113,000 shares owned by unaffiliated companies in which Mr. Sechler has controlling interests.

(6)	With regard to Mr. Thompson, the shares shown include 4,500 shares that may be acquired by Mr. Thompson upon the exercise of stock options granted pursuant to the DSOP.

(7)	With regard to Mr. Waldrop, the shares shown include (i) 4,500 shares which may be acquired by Mr. Waldrop upon the exercise of stock options granted pursuant to the DSOP; (ii) 714 shares held in the IRA of Mr. Waldrop’s spouse, over which he has shared voting and investment power and (iii) 4,026 held jointly with Mr. Waldrop’s mother, over which he has shared voting and investment power.

(8)	With regard to Mr. Buckner, the shares shown include (i) 13,130 shares which may be acquired by Mr. Buckner upon the exercise of stock options granted pursuant to the Eagle Bancshares, Inc. 1995 Employee Stock Incentive Plan (the “ESIP”) and the DSOP; (ii) 402 shares held in the IRA of Mr. Buckner’s spouse over which he disclaims beneficial ownership and (iii) 511 shares held for the account of Mr. Buckner as a participant in the Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan.

(9)	With regard to Ms. Petrides, the shares shown include (i) 43,200 shares which may be acquired by Ms. Petrides upon the exercise of stock options granted pursuant to the ESIP and the DSOP and (ii) 11,753 shares held for the account of Ms. Petrides as a participant in the Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan.

(10)	With regard to Ms. Ray, the shares shown include (i) 26,007 shares which may be acquired by Ms. Ray upon the exercise of stock option granted pursuant to the ESIP and (ii) 356 shares held for the account of Ms. Ray as a participant in the Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan.

(11)	With regard to Mr. Hicks, the shares shown include (i) 16,584 shares which may be acquired by Mr. Hicks upon the exercise of stock options granted pursuant to the ESIP.

(12)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Advisors Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over 354,650 shares of common stock. All securities are owned by the Funds. Dimensional disclaims beneficial ownership of all such shares. Located at 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. The share ownership shown is as of January 30, 2002.

(13)	The Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan is a tax-qualified employee benefit plan covering eligible employees of Eagle and its subsidiaries, including Tucker Federal Bank (“Tucker Federal”), Eagle Service Corporation and Prime Eagle Mortgage Corporation. Paine Webber Trust

Company serves as the Trustee of the Plan. The Trustee may vote only unallocated shares and allocated shares with respect to which the Trustee does not receive timely voting instructions from participants or their beneficiaries, but shall vote such shares in accordance with directions of the Investment Manager, Reliance Trust Company. Eagle has employed the Reliance Trust Company as an investment manager to perform these functions for the Trustee. As of March 31, 2001, 221,375 shares were allocated to Plan participants’ accounts and 61,323 shares were unallocated. The Trustee and the investment manager disclaim beneficial ownership of shares held by the Plan that are voted by participants. Located at 2355 Main Street, Tucker, GA 30084.

(14)	Financial Institution partners III, L.P., and Financial Institution Partners II, L.P. are Delaware limited partnerships formed for the purpose of investing in, among other things, the equity securities of various financial institutions and financial services companies. Hovde Capital Ltd., a Nevada limited liability company is the general partner of Financial Institution Partners III, L.P., Hovde Capital, L.L.C., a Nevada limited liability company is the general partner of Financial Institution Partners II, L.P. By virtue of their control over the Limited partnerships, the general partners share voting and investment power with respect to the shares of Common Stock. Eric D. Hovde and Steven D. Hovde each hold beneficial interests in the shares of common stock through ownership interest in and positions as members and officers of the general partners. Neither the general partners, nor their executive officers or controlling persons beneficially owns any shares of common stock personally or otherwise. Located at 1824 Jefferson Place N.W., Washington, D.C. 20036.

(15)	Includes 42,558 shares of common stock held by the Eagle Bancshares, Inc. 401(k) Savings and Employee Stock Ownership Plan and allocated to the accounts of the executive officers of Eagle and 4,106 shares held of record by certain family members of the above-referenced group as to which the respective members of the group disclaim beneficial ownership.

Item 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Set forth below is certain information relating to loans made to executive officers, directors of the Company and Tucker Federal, and their affiliates, during the fiscal year ended March 31, 2002 and whose aggregate loan balances exceeded $60,000 at any time during the preceding fiscal year. Loans to affiliates of the executive officers and directors are not listed below, as all such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

	Original	Loan	Orig.	Orig.	Int.Rate	Balance
Name	Note Amt.	Type	Date	Int. Rate	at 3/31/02	at 3/31/02

Charles M. Buckner	$131,250	Real Estate Mortgage	02/98	6.375%	6.375%	$106,862
	$68,000	Equity Line	03/01	5.00%	5.00%	$37,875
	$11,800	Mortgage	07/01	8.125%	8.125	$8,905

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.	Financial Statements

1.	Report of Independent Public Accountants Deloitte & Touche LLP

2.	Eagle Bancshares, Inc. and Subsidiaries Consolidated Statements of Financial Condition as of March 31, 2002, Consolidated Statements of Income for the Year Ended March 31, 2002, Consolidated Statements of Stockholders’ Equity for the Year Ended March 31, 2002 Consolidated Statements of Cash Flows for the Year Ended March 31, 2002 Notes to Consolidated Financial Statements.

3.	Report of Independent Public Accountants Arthur Andersen LLP

4.	Eagle Bancshares, Inc. and Subsidiaries Consolidated Statements of Financial Condition as of March 31, 2001 and 2000, Consolidated Statements of Income for the Years Ended March 31, 2001, 2000, and 1999, Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2001, 2000 and 1999, Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements.

b.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the “Notes to Consolidated Financial Statements.”

c.	Exhibits

3.1(a)	Restated Articles of Incorporation of the Company (Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1988.)
3.1(b)	Articles of Amendment to Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
3.1(c)	Articles of Amendment to Restated Articles of Incorporation of the Company (Exhibit 3.1(c) to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on January 24, 1996, Registration Number 333-00081)
3.1(d)	Articles of Amendment to Restated Articles of Incorporation of the Company (Exhibit 3.1(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)
3.2	Bylaws of the Company, as amended (Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
3.2(a)	Restated Bylaws of the Company, as amended (Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
4	Shareholder Protection Rights Agreement dated as of January 26, 1993 (Exhibit 1 to the Company’s Current Report on Form 8-K dated February 9, 1993) February 9, 1993)
10.1	Employment Agreement dated as of October 1, 1993, between Tucker Federal Savings and Loan Association and Richard B. Inman, Jr. (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.1.2	Consulting agreement dated as of August 1, 2001, between Eagle Bancshares, Inc. and Richard B. Inman, Jr. (Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).*
10.2	Employment Agreement dated as of January 1, 1994, between Tucker Federal Savings and Loan Association and Betty Petrides (Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.2.2	Employment agreement dated as of June 1, 1997, between Eagle Bancshares, Inc. and Betty Petrides (Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.2.3	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and Betty Petrides (Exhibit 10.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.3	Employment agreement dated January 1, 1994, between Eagle Service Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*

10.3.2	Employment agreement dated as of June 1, 1997, between Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.3.3	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (Exhibit 10.3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.4	Tucker Federal Savings and Loan Association Directors’ Retirement Plan (Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.5	Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive Plan (Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.5.1	Amendment to Eagle Bancshares, Inc. 1994 Director Stock Option Incentive Plan (Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).*
10.6	Agreement for Advances and Security Agreement with Blanket Floating Lien dated as March 5, 1990 between Tucker Federal Savings and Loan Association and the Federal Home Loan Bank of Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the Company’s Form S-2)
10.7	Employment agreement dated as of March 3, 1997, between Eagle Bancshares, Inc. and Sheila E. Ray (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.7.1	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and Sheila E. Ray (Exhibit 10.7.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.8	Employment agreement dated as of April 3, 2001, between Tucker Federal Bank and Charles M. Buckner (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.8.1	Employment agreement dated as of January 28, 2002, between Tucker Federal Bank and Charles M. Buckner (Exhibit 10.8.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.9	Eagle Bancshares, Inc. 1999 Deferred Compensation Plan (Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.10	Agreement and Plan of Merger dated as of March 26, 2002 among Eagle Bancshares, Inc., RBC Centura Banks, Inc. and Royal Bank of Canada (the Proxy Statement dated May 22, 2002, Special Meeting of Stockholders)
11	Computation of per share earnings
13.1	Eagle Bancshares, Inc. 2002 Consolidated Financial Statements.
13.2	Eagle Bancshares, Inc. 2001 Consolidated Financial Statements (Exhibit 13.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The Company believes that Arthur Andersen LLP could contend that its failure to consent to the incorporation by reference of its report dated June 20, 2001 relating to Eagle Bancshares 2001 Consolidated Financial Statements into this report on Form 10-K limits an investor’s right to any recovery from Arthur Andersen LLP.)
21	Subsidiaries of the Registrant.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

d.	Reports on Form 8-K

During the quarter ended March 31, 2002, we filed the following Current Report on Form 8-K with the SEC: March 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCSHARES, INC

July 1, 2002	By:	/s/ Conrad J. Sechler, Jr.

Conrad J. Sechler, Jr. Chairman of the Board, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 1, 2002	By:	/s/ Conrad J. Sechler, Jr.

Conrad J. Sechler, Jr. Chairman of the Board and President

July 1, 2002	By:	/s/Walter C. Alford

Walter C. Alford Director

July 1, 2002	By:	/s/Richard J. Burrell

Richard J. Burrell Director

July 1, 2002	By:	/s/Richard B. Inman, Jr.

Richard B. Inman, Jr. Director

July 1, 2002	By:	/s/Weldon A. Nash, Jr.

Weldon A. Nash, Jr. Director

July 1, 2002	By:	/s/Betty Petrides

Betty Petrides Secretary and Treasurer

July 1, 2002	By:	/s/George G. Thompson

George G. Thompson Director

July 1, 2002	By:	/s/William F. Waldrop

William F. Waldrop Director

Index of Exhibits

Exhibit No.	Description	Page No.

3.1(a)	Restated Articles of Incorporation of the Company (Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1988.)
3.1(b)	Articles of Amendment to Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
3.1(c)	Articles of Amendment to Restated Articles of Incorporation of the Company (Exhibit 3.1(c) to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on January 24, 1996, Registration Number 333-00081)
3.1(d)	Articles of Amendment to Restated Articles of Incorporation of the Company (Exhibit 3.1(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)
3.2	Bylaws of the Company, as amended (Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
3.2(a)	Restated Bylaws of the Company, as amended (Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
4	Shareholder Protection Rights Agreement dated as of January 26, 1993 (Exhibit 1 to the Company’s Current Report on Form 8-K dated February 9, 1993)
10.1	Employment Agreement dated as of October 1, 1993, between Tucker Federal Savings and Loan Association and Richard B. Inman, Jr. (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.1.2	Consulting agreement dated as of August 1, 2001, between Eagle Bancshares, Inc. and Richard B. Inman, Jr. (Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).*
10.2	Employment Agreement dated as of January 1, 1994, between Tucker Federal Savings and Loan Association and Betty Petrides (Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.2.2	Employment agreement dated as of June 1, 1997, between Eagle Bancshares, Inc. and Betty Petrides (Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.2.3	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and Betty Petrides (Exhibit 10.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.3	Employment agreement dated January 1, 1994, between Eagle Service Corporation and Conrad J. Sechler, Jr. (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.3.2	Employment agreement dated as of June 1, 1997, between Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.3.3	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and C. Jere Sechler, Jr. (Exhibit 10.3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.4	Tucker Federal Savings and Loan Association Directors’ Retirement Plan (Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*
10.5	Eagle Bancshares, Inc. 1994 Directors Stock Option Incentive Plan (Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).*

Exhibit No.	Description	Page No.

10.5.1	Amendment to Eagle Bancshares, Inc. 1994 Director Stock Option Incentive Plan (Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).*
10.6	Agreement for Advances and Security Agreement with Blanket Floating Lien dated as March 5, 1990 between Tucker Federal Savings and Loan Association and the Federal Home Loan Bank of Atlanta as amended as of September 7, 1995 (Exhibit 10.6 to the Company’s Form S-2)
10.7	Employment agreement dated as of March 3, 1997, between Eagle Bancshares, Inc. and Sheila E. Ray (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.7.1	Employment agreement dated as of February 4, 2002, between Eagle Bancshares, Inc. and Sheila E. Ray (Exhibit 10.7.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.8	Employment agreement dated as of April 3, 2001, between Tucker Federal Bank and Charles M. Buckner (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).*
10.8.1	Employment agreement dated as of January 28, 2002, between Tucker Federal Bank and Charles M. Buckner (Exhibit 10.8.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10.9	Eagle Bancshares, Inc. 1999 Deferred Compensation Plan (Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.10	Agreement and Plan of Merger dated as of March 26, 2002 among Eagle Bancshares, Inc., RBC Centura Banks, Inc. and Royal Bank of Canada (the Proxy Statement dated May 22, 2002, Special Meeting of Stockholders)
11	Computation of per share earnings.
13.1	Eagle Bancshares, Inc. 2002 Consolidated Financial Statements.
13.2	Eagle Bancshares, Inc. 2001 Consolidated Financial Statements (Exhibit 13.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The Company believes that Arthur Andersen LLP could contend that its failure to consent to the incorporation by reference of its report dated June 20, 2001 relating to Eagle Bancshares 2001 Consolidated Financial Statements into this report on Form 10-K limits an investor’s right to any recovery from Arthur Andersen LLP.)
21	Subsidiaries of the Registrant.

*	The referenced exhibit is a compensatory contract, plan or arrangement.